Form 10-Q
period 2021-09-30
Udemy, Inc.
filed 2021-12-09
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number              001-40956
Udemy, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1779864
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Harrison Street, 3rd Floor San Francisco, California	94107
(Address of Principal Executive Offices)	(Zip Code)
(415) 813-1710
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	UDMY	The Nasdaq Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
As of November 30, 2021, 138,944,913 shares of the registrant’s common stock were outstanding.

Udemy, Inc.
Form 10-Q

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition, or prospects:
•We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future. We incurred net losses of $50.6 million and $38.6 million during the nine months ended September 30, 2020 and 2021, respectively, and, as of September 30, 2021, we had an accumulated deficit of $417.1 million.
•We have a limited history in an emerging and dynamic market, which makes it difficult to evaluate our prospects and future results of operations.
•Our results of operations may fluctuate significantly from period to period due to a wide range of factors, which makes our future results difficult to predict.
•Our rapid growth may not be sustainable and depends on our ability to attract new learners, instructors, and organizations and retain existing ones.
•Our platform relies on a limited number of instructors who create a significant portion of the most popular content on our platform, and the loss of these instructor relationships could adversely affect our business, financial condition, and results of operations.
•If we fail to maintain and expand our relationships with Udemy Business (“UB” or “Enterprise”) customers, our ability to grow our business and revenue will suffer.
•We operate in a highly competitive market, and we may not be able to compete successfully against current and future competitors.
•The market for online learning solutions is relatively new and may not grow as we expect, which may harm our business, financial condition, and results of operations.
•Adherence to our values and our focus on long-term sustainability may negatively impact our short- or medium-term financial performance.
•The COVID-19 pandemic could affect our business, financial condition, and results of operations in volatile and unpredictable ways.
•Any failure to successfully execute and integrate future acquisitions could materially adversely affect our business, financial condition, and results of operations.
•Changes in laws or regulations relating to privacy, data protection, or cybersecurity, including those relating to the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations could adversely affect our business.
•We may be unable to adequately obtain, maintain, protect, and enforce our intellectual property and proprietary information, which could adversely affect our business, financial condition, and results of operations.
•We could face liability, or our reputation might be harmed, as a result of courses posted to our platform.
•Intellectual property litigation, including litigation related to content available on our platform, could result in significant costs and adversely affect our business, financial condition, results of operations, and reputation.
•We are an emerging growth company, and any decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
•The trading price of our common stock may be volatile, and you could lose all or part of your investment.
i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:
•our expectations regarding our financial and operating performance, including our expectations regarding our revenue, costs, monthly average buyers, number of UB customers, UB Annual Recurring Revenue, UB Net Dollar Retention Rate, Segment Revenue, Segment Gross Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin;
•our ability to successfully execute our business and growth strategy;
•our ability to attract and retain learners, instructors, and enterprise customers;
•the timing and success of new features, integrations, capabilities, and other platform enhancements by us, or by our competitors to their offerings, or any other changes in the competitive landscape of our markets and industry;
•anticipated trends, developments, and challenges in our industry, business, and the markets in which we operate;
•the size of our addressable markets, market share, and market trends, including our ability to grow our business internationally;
•the effects of the COVID-19 pandemic on our business, the market for online learning solutions, and the global economy generally;
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•our ability to develop and protect our brand and reputation;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties;
•our ability to attract, retain, and motivate our skilled personnel, including members of our senior management team;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy, data protection, and cybersecurity;
•our ability to maintain the security and availability of our platform;
•our ability to successfully defend litigation brought against us;
•our ability to successfully identify, execute, and integrate any potential acquisitions;
•our expectations regarding our income and other tax liabilities;
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•our ability to obtain, maintain, protect, and enforce our intellectual property and proprietary information; and
•the increased expenses associated with being a public company.
Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” and elsewhere in this Form 10-Q. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
ii

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
Investors and others should note that we may announce material information to the public through filings with the Securities and Exchange Commission, the Company’s website (udemy.com), press releases, public conference calls, and public webcasts. The Company encourages its investors and others to review the information disclosed through such channels as such information could be deemed to be material information. Please note that this list may be updated from time to time.

iii

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$175,031	$130,178
Accounts receivable, net of allowance for doubtful accounts of $643 and $707 as of December 31, 2020 and September 30, 2021, respectively.	46,257	40,655
Prepaid expenses and other current assets	6,036	17,678
Deferred contract costs, current	9,640	17,438
Total current assets	236,964	205,949
Property and equipment, net	9,106	10,590
Capitalized software, net	14,013	18,544
Restricted cash, non-current	2,900	2,900
Deferred contract costs, non-current	16,197	21,859
Intangible assets, net	—	14,710
Goodwill	—	12,646
Other assets	2,916	2,757
Total assets	$282,096	$289,955
Liabilities, redeemable convertible preferred stock, and stockholders' deficit
Current liabilities:
Accounts payable	$23,710	$26,220
Accrued expenses and other current liabilities	46,778	39,660
Content costs payable	31,483	30,582
Accrued compensation and benefits	20,403	14,633
Deferred revenue	141,439	165,858
Total current liabilities	263,813	276,953
Deferred revenue, non-current	937	1,362
Other liabilities, non-current	3,927	4,181
Total liabilities	268,677	282,496
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.00001 par value - 86,348,646 shares authorized; 85,391,338 and 85,403,933 shares issued and outstanding; and aggregate liquidation value of $274,009 and $274,011 as of December 31, 2020 and September 30, 2021, respectively.	274,104	274,267
Stockholders' deficit:
Common stock, $0.00001 par value - 150,000,000 shares authorized; 35,627,503 and 38,001,226 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively.	—	—
Additional paid-in capital	117,818	150,337
Accumulated deficit	(378,503)	(417,145)
Total stockholders’ deficit	(260,685)	(266,808)
Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	$282,096	$289,955
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$118,436	$129,563	$319,804	$380,206
Cost of revenue	48,926	57,986	153,596	171,902
Gross profit	69,510	71,577	166,208	208,304
Operating expenses
Sales and marketing	46,045	52,258	142,221	156,399
Research and development	11,945	16,703	36,240	46,898
General and administrative	8,996	12,166	35,031	41,969
Total operating expenses	66,986	81,127	213,492	245,266
Income (loss) from operations	2,524	(9,550)	(47,284)	(36,962)
Other income (expense)
Interest expense, net	(64)	(61)	(1,078)	(452)
Other income (expense), net	(100)	(196)	38	(714)
Total other expense, net	(164)	(257)	(1,040)	(1,166)
Net income (loss) before taxes	2,360	(9,807)	(48,324)	(38,128)
Income tax (provision) benefit	(495)	545	(2,261)	(514)
Net income (loss) attributable to common stockholders	$1,865	$(9,262)	$(50,585)	$(38,642)
Net income (loss) per share attributable to common stockholders
Basic	$0.05	$(0.25)	$(1.54)	$(1.04)
Diluted	$0.02	$(0.25)	$(1.54)	$(1.04)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	34,016,248	37,740,586	32,746,492	37,068,570
Diluted	123,842,757	37,740,586	32,746,492	37,068,570
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Deficit
(in thousands, except per share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—June 30, 2020	82,041,526	$195,593	33,853,413	$—	$102,973	$—	$(353,333)	$(250,360)
Stock-based compensation	—	—	—	—	2,987	—	—	2,987
Exercise of stock options	—	—	1,204,961	—	1,863	—	—	1,863
Net income	—	—	—	—	—	—	1,865	1,865
Balance—September 30, 2020	82,041,526	$195,593	35,058,374	$—	$107,823	$—	$(351,468)	$(243,645)

Balance—June 30, 2021	85,403,933	$274,267	37,523,533	$—	$141,112	$—	$(407,883)	$(266,771)
Stock-based compensation	—	—	—	—	7,578	—	—	7,578
Exercise of stock options	—	—	416,393	—	1,647	—	—	1,647
Restricted stock issued for business combination	—	—	61,300	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,262)	(9,262)
Balance—September 30, 2021	85,403,933	$274,267	38,001,226	$—	$150,337	$—	$(417,145)	$(266,808)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	79,472,483	$155,645	30,619,605	$—	$75,293	$—	$(300,883)	$(225,590)
Issuance of Series E Convertible Preferred Stock, net of $52 issuance costs	2,569,043	39,948	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	23,816	—	—	23,816
Exercise of stock options	—	—	4,438,769	—	8,714	—	—	8,714
Net loss	—	—	—	—	—	—	(50,585)	(50,585)
Balance—September 30, 2020	82,041,526	$195,593	35,058,374	$—	$107,823	$—	$(351,468)	$(243,645)

Balance—December 31, 2020	85,391,338	$274,104	35,627,503	$—	$117,818	$—	$(378,503)	$(260,685)
Exercise of Series A-1 redeemable convertible preferred stock warrants	12,595	163	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	24,511	—	—	24,511
Exercise of stock options	—	—	2,312,423	—	8,008	—	—	8,008
Restricted stock issued for business combination	—	—	61,300	—	—	—	—	—
Net loss	—	—	—	—	—	—	(38,642)	(38,642)
Balance—September 30, 2021	85,403,933	$274,267	38,001,226	$—	$150,337	$—	$(417,145)	$(266,808)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(50,585)	$(38,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,812	10,400
Amortization of deferred sales commissions	4,995	11,995
Stock-based compensation	23,452	23,704
Provision for doubtful accounts	147	324
Change in fair value of warrant liability	39	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(6,907)	(537)
Deferred contract costs	(10,367)	(25,455)
Accounts payable, accrued expenses and other liabilities	(1,192)	(13,455)
Content costs payable	313	(989)
Deferred revenue	22,650	23,234
Net cash used in operating activities	(9,643)	(9,421)
Cash flows from investing activities:
Purchases of property and equipment	(3,945)	(4,554)
Capitalized software costs	(6,749)	(9,767)
Payments related to business combinations, net of cash acquired	—	(24,490)
Net cash used in investing activities	(10,694)	(38,811)
Cash flows from financing activities:
Net proceeds from exercise of stock options	7,944	7,619
Net proceeds from issuance of redeemable convertible preferred stock	39,948	2
Payment of redeemable convertible preferred stock issuance costs	—	(2,250)
Payment of deferred offering costs	—	(1,992)
Net cash provided by financing activities	47,892	3,379

Net increase (decrease) in cash, cash equivalents and restricted cash	27,555	(44,853)
Cash, cash equivalents and restricted cash—Beginning of period	51,751	177,931
Cash, cash equivalents and restricted cash—End of period	$79,306	$133,078
Supplemental disclosures of cash flow information:
Interest paid	$40	$72
Income taxes paid	$37	$385
Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred offering costs	$—	$3,090
Stock-based compensation in capitalized software costs	$541	$1,451
Acquisition holdback liability	$—	$1,500
Changes in purchases of property and equipment in accounts payable and accrued expenses	$254	$119
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Organization and description of business
Description of Business
Udemy, Inc. (“Udemy” or the “Company”) was incorporated in January 2010 under the laws of the state of Delaware. The Company is headquartered in San Francisco, California.
Udemy is a global marketplace platform for teaching and learning, connecting millions of learners to the skills they need to succeed. The Company’s platform allows learners all over the world to access affordable and relevant content from expert instructors. Udemy combines high-quality content, insights and analytics, and technology into a single, unified platform that is purpose-built to meet the specific needs of both individual learners and enterprise customers.
Initial Public Offering
On October 29, 2021, the Company completed its initial public offering ("IPO") of common stock, in which it sold 14,500,000 shares. The shares were sold at a price to the public of $29.00 per share for net proceeds of $397.4 million, after deducting underwriting discounts and commissions of $23.1 million. Underwriters were granted an option for a period of 30 days to purchase up to 2,175,000 additional shares of common stock. Upon the completion of the IPO, deferred offering costs of $6.2 million were reclassified into additional paid-in capital as a reduction of the net proceeds received from the IPO. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 85,403,933 shares of common stock on a one-for-one basis.

On November 24, 2021, the underwriters exercised the right to purchase 650,000 additional shares of common stock from the Company, resulting in additional net proceeds of $17.8 million, after deducting underwriting discounts and commissions of $1.0 million. The remaining option to purchase additional shares expired unexercised at the end of the 30 day period.

2.Summary of significant accounting policies
Basis of Consolidation and Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation, and all other normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the periods presented have been made.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on October 29, 2021(the “Final Prospectus”).
Segment Information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three and nine months ended September 30, 2020 and 2021, the Company operated under two operating and reportable segments: Consumer and Enterprise. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 16 “Segment and Geographic Information.”
Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the results of operations during the reporting periods.
Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, useful lives of property and equipment, capitalization of internally developed software and associated useful lives, valuation of stock option grants, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated instructor withholding tax obligations, estimated period of consumption for Consumer learners’ single course purchases, fair value of the Company’s common stock and convertible preferred stock, the period of benefit for deferred commissions, and the fair value and associated useful lives of intangible assets and goodwill acquired via business combinations. Management periodically evaluates such estimates and assumptions for continued reasonableness.
Actual results may ultimately differ from management’s estimates and such differences could be material to the financial position and results of operations.
Coronavirus disease 2019 (“COVID-19”)—In March 2020, the World Health Organization declared the outbreak of the coronavirus disease named COVID-19 a pandemic. The COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets. This uncertainty may positively or adversely impact certain aspects of the business, including but not limited to customer demand and spending, the ability to raise capital, impairment of assets, and cash collections. While the Company has not experienced a material negative impact to its business, results of operations, financial position, and liquidity, the future duration, impact, and disruption of the COVID-19 outbreak to the Company’s operations is uncertain.
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. For cash, cash equivalents, and restricted cash, the Company is exposed to credit risk in the event of default by the financial institutions to the extent the amounts recorded on the accompanying condensed consolidated balance sheets are in excess of federal insurance limits.
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had no customer which accounted for more than 10% of total accounts receivable as of December 31, 2020 and as of September 30, 2021. No customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2020 and 2021.
Summary of Significant Accounting Policies—Except as described below, there have been no significant changes to the Company's significant accounting policies as of and for the three and nine months ended September 30, 2021, as compared to the significant accounting policies described in the Final Prospectus.

Business Combinations—In accordance with applicable accounting standards, the Company estimates the fair value of acquired assets and assumed liabilities as of the acquisition date of business combinations. The purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and deferred revenue. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer relationships and developed technology, costs to recreate acquired vendor relationships, royalty rates, and discount rates.

The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, management may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.

Goodwill and Intangible Assets—Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Goodwill represents the excess purchase price over net assets acquired in the Company’s business combinations. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.

Recently Adopted Accounting Pronouncements—In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which clarifies, corrects errors in and makes improvements to several topics in the FASB Accounting Standard Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and were effective upon issuance of the ASU. This ASU is effective for the Company for its fiscal year ended December 31, 2020. The Company adopted the ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The updated guidance simplifies the accounting for non-employee share-based payment transactions. The amendments in the new guidance specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This ASU is effective for the Company for its fiscal year ended December 31, 2021, with early adoption permitted. The Company early-adopted the ASU on January 1, 2020. The Company was required to remeasure any liability-classified non-employee awards that have not been settled as of the adoption date through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU is effective for the Company beginning in its fiscal year ending December 31, 2020. The Company adopted the ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
New Accounting Pronouncements Not Yet Adopted—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard introduces the new leases standard that applies a right-of-use (“ROU”) model and requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification. In June 2020, the FASB issued ASU No. 2020-05 in 2020, Effective Dates for Certain Entities, which deferred the effective date for nonpublic entities, including EGCs, that had not yet adopted the original ASU. Under the amended guidance, the leasing standard will be effective for the Company’s fiscal year beginning after December 15, 2021, and early adoption is still permitted. The Company expects to use the modified retrospective approach upon adoption. The

Company also plans to elect the package of practical expedients, the use of hindsight in determining the lease term, and the practical expedient to not recognize a ROU asset or lease liability for leases with a term of 12 months or less. The Company is currently assessing whether these amendments will have a material effect on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The FASB issued ASU 2019-10 in November 2019, which established an effective date for the Company, given its status as an EGC, during its fiscal year ending December 31, 2023, with early adoption permitted. The Company is currently assessing whether these amendments will have a material effect on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project, which requires capitalization of certain costs incurred only during the application development stage and costs to be expensed during the preliminary project and post-implementation stage. This ASU is effective for the Company beginning in its fiscal year ended December 31, 2021. The Company is currently assessing the potential impact of the new standard on the Company’s consolidated financial statements.
In December 31, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The ASU is effective for the company beginning in its fiscal year ending December 31, 2022. The Company is currently assessing the potential impact of the new standard on the Company’s consolidated financial statements.
3. Revenue recognition

Deferred revenue— Revenue recognized for the three months ended September 30, 2020 from amounts included in deferred revenue as of June 30, 2020 was $83.6 million. Revenue recognized for the three months ended September 30, 2021 from amounts included in deferred revenue as of June 30, 2021 was $92.4 million.

Revenue recognized for the nine months ended September 30, 2020 from amounts included in deferred revenue as of December 31, 2019 was $81.9 million. Revenue recognized for the nine months ended September 30, 2021 from amounts included in deferred revenue as of December 31, 2020 was $127.4 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	December 31,	September 30,
	2020	2021
Deferred revenue:
Enterprise	$84,241	$112,642
Consumer	58,135	54,578
Total deferred revenue	$142,376	$167,220

Remaining performance obligations—Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations relate to unearned revenue from consumer single course purchase arrangements and unearned and unbilled revenue from multi-year enterprise subscription contracts with future installment payments at the end of any given period. As of September 30, 2021, the aggregate transaction price for remaining performance obligations was $247.9 million, of which 77% is expected to be recognized during over the next twelve months and the remainder thereafter.

Deferred contract costs—During the three months ended September 30, 2020 and 2021, the Company capitalized $3.6 million and $9.7 million, respectively, of commissions and amortized $2.0 million and $4.8 million, respectively, to sales and marketing expense.

During the nine months ended September 30, 2020 and 2021, the Company capitalized $9.7 million and $25.5 million, respectively, of commissions and amortized $5.0 million and $12.0 million, respectively, to sales and marketing expense.

As of December 31, 2020 and September 30, 2021, the amount of deferred commissions included in deferred contract costs was $25.8 million and $39.3 million, respectively.
4.Consolidated balance sheet components
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	September 30,
	2020	2021
Prepaid expenses	$4,904	$7,690
Deferred offering costs	—	5,082
Short term deposits	—	773
Other current assets	1,132	4,133
Prepaid expenses and other current assets	$6,036	$17,678

Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2020	2021
Computers and equipment	$6,171	$6,722
Furniture and fixtures	4,181	4,697
Purchased software	280	383
Leasehold improvements	15,164	15,699
Construction in progress	16	2,884
Total property and equipment	25,812	30,385
Less accumulated depreciation and amortization	(16,706)	(19,795)
Property and equipment, net	$9,106	$10,590
Depreciation expense was $1.0 million and $1.1 million for the three months ended September 30, 2020 and 2021, respectively, and $2.8 million and $3.3 million for the nine months ended September 30, 2020 and 2021, respectively.
Capitalized software consisted of the following (in thousands):

	December 31,	September 30,
	2020	2021
Capitalized software	$28,472	$39,690
Less accumulated amortization	(14,459)	(21,146)
Capitalized software, net	$14,013	$18,544
Amortization expense of capitalized software was $1.7 million and $2.5 million for the three months ended September 30, 2020 and 2021, respectively, and $5.0 million and $6.7 million for the nine months ended September 30, 2020 and 2021, respectively.

As of September 30, 2021, expected amortization expense over the remaining asset lives is as follows (in thousands):

Remainder of 2021	$2,483
2022	8,352
2023	5,956
2024	1,753
Total expected amortization	$18,544

5. Business combinations
On August 24, 2021, the Company closed on the acquisition of CorpU, an online learning platform and content catalog focused on blended executive training. The acquisition is intended to deepen the Company’s UB offerings through CorpU’s cohort-based learning in scalable, virtual environments. The transaction has been accounted for as a business combination.

The purchase price was $28.6 million, of which $27.1 million was paid at closing with the remaining balance recorded in the accrued expenses and other current liabilities caption of the accompanying condensed consolidated balance sheets. The remaining balance is expected to be paid in August 2022 after adjustment for any indemnification losses incurred by the Company for which it is entitled to recover.

The Company issued 61,300 shares of restricted common stock to a former executive of CorpU, which is not included in the calculation of the acquisition purchase price, and is accounted for as post-acquisition stock-based compensation over a three year term.

The total purchase consideration of the CorpU acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. Management determined the preliminary fair values based on a number of factors, including a valuation from an independent third-party valuation firm. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is attributable to the assembled workforce and anticipated synergies arising from the acquisition, and has been allocated to our Enterprise reporting segment for the purposes of annual impairment testing. The goodwill recorded in the acquisition is not expected to be deductible for income tax purposes.

The assets acquired and liabilities assumed were recorded at fair value as follows (in thousands):

Cash and cash equivalents	$2,641
Accounts receivable, net	250
Prepaid expenses and other current assets	67
Property and equipment, net	133
Intangible assets	15,100
Goodwill	12,646
Accounts payable and other liabilities	(596)
Deferred revenue	(1,610)
Total acquisition consideration	$28,631

The preliminary measurements set forth above may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The Company has included the financial results of CorpU in the condensed consolidated financial statements from the date of acquisition, which for the three and nine months ended September 30, 2021 were not material. The business combination does not qualify as an acquisition of a significant business, and therefore pro forma financial statements were not required. Acquisition costs of $0.3 million were included in general and administrative expenses in the condensed consolidated financial statements.

6. Intangible assets and goodwill

As of September 30, 2021, intangible assets were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(66)	$5,434
Vendor relationships	3 years	4,500	(153)	4,347
Developed technology	3 years	4,200	(140)	4,060
Tradename	2 years	900	(31)	869
Total		$15,100	$(390)	$14,710

The Company did not have any intangible assets as of December 31, 2020. Amortization expense of intangible assets for the three and nine months ended September 30, 2021 was $0.4 million.

The expected future amortization expense for intangible assets as of September 30, 2021 was as follows (in thousands):

Remainder of 2021	$1,113
2022	4,267
2023	4,108
2024	2,795
Thereafter	2,427
Total expected amortization	$14,710

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of September 30, 2021.

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	September 30,
	2020	2021
Accrued expenses	$6,796	$8,308
Indirect tax reserves	26,645	19,817
Indirect tax payables	11,365	8,339
Deferred rent, current	597	693
Other current liabilities	1,375	2,503
Total accrued expenses and other current liabilities	$46,778	$39,660
Indirect tax payables relate to amounts collected from customers on behalf of third-party taxing authorities, primarily sales and use taxes owed on the Company’s sales in various U.S. state jurisdictions, and indirect taxes owed on sales outside of the U.S. Indirect tax payables also include withholding taxes on payments made to the Company’s instructors before remitting these amounts to the taxing authorities.

Indirect tax reserves primarily relate to Sales and other Indirect Tax Reserves and Instructor Withholding Tax Reserves.

Sales and other Indirect Tax Reserves—The Company determined that it was required to pay indirect tax in various domestic and international jurisdictions for the periods prior to January 1, 2020. As of December 31, 2020, the outstanding liability totaled $3.4 million for estimated amounts not collected from customers. The Company completed its process of filing voluntary disclosure agreements and remitting the estimated indirect tax during the nine months ending September 30, 2021, and has no remaining outstanding liability as of September 30, 2021.

Instructor Withholding Tax Reserves—The Company conducts operations in many tax jurisdictions throughout the United States and the rest of the world. The Company has an obligation to comply with information reporting and tax withholding requirements with regards to certain payments made to its U.S. and non-U.S. instructors. Under United States federal tax rules, in the case where the Company withholds less than the correct amount of tax or fails to report it, it is liable for the correct amount that it was required to withhold, plus interest and potential penalties. The Company may be entitled to relief on certain payments if the Company can obtain documentation (e.g. taxpayer identification forms) from instructors establishing that the instructor payee qualifies for reduced withholding tax rates, or that the instructor payee reported the payments and paid the corresponding taxes owed.

Prior to March 2020, the Company had not obtained appropriate taxpayer identification forms from instructors, nor remitted applicable tax withholding amounts to the U.S. Internal Revenue Service (“IRS”) where required. In accordance with GAAP, the Company recorded a provision for its tax exposure when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. Given the significant quantity of instructor payments the Company makes in its operations, the Company has applied a statistical sampling approach that is analogous to methods commonly used by the IRS when determining the extent of withholding tax obligations during IRS audits for the historical instructor payments.

The instructor withholding provision estimate includes several key assumptions including, but not limited to, the tax characterization of the Company’s payments made to instructors, the historical lookback practices and scoping precedents of the IRS, the methods for sourcing of instructor payments to U.S. and non-U.S. jurisdictions, and management’s estimate of the penalty relief on certain instructor payments it will be entitled to.

Beginning in March 2020, the Company began collecting appropriate taxpayer identification forms from its instructors, assessing whether the forms justified a reduced rate of withholding or withholding exemption, and remitting withholding tax payments to the IRS where required. The Company also began reporting payments to its non-U.S. instructors and the IRS annually where required to do so.

As of September 30, 2021, the Company determined that it was probable that it would owe an estimated $18.5 million for withholding taxes related to historical payments to its instructors. The Company has recorded this amount in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Changes in the estimated amount the Company has determined it will owe are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. Estimated interest is recorded in interest income (expense), net in the accompanying condensed consolidated statement of operations.

Changes to the instructor withholding tax reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Balance, beginning of period	$21,923	$22,534	$20,926	$22,166
Amounts charged to expense	98	(4,028)	1,095	(3,660)
Net payments and settlements	(1,586)	—	(1,586)	—
Balance, end of period	$20,435	$18,506	$20,435	$18,506
The change in our instructor withholding tax reserve during the three months ending September 30, 2021 is based on a revision of certain key assumptions, including the expected relief on certain instructor payments we will be entitled to.

In 2020, the Company began approaching the IRS to address the historical withholding amounts for instructors. Final settlement of the matter could differ materially from the estimate recorded in the accompanying condensed consolidated balance sheets, and there exists a reasonable possibility that the Company could incur losses that are significantly more or significantly less than the Company has accrued as of December 31, 2020 and September 30, 2021. The Company estimated a potential range of loss between $11.8 million and $19.2 million as of September 30, 2021.

8. Commitments and contingencies
Operating Leases—The Company entered into various non-cancelable operating lease agreements for its facilities that expire over the next five years. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease. Future minimum lease payments under non-cancelable operating leases as of September 30, 2021, are as follows (in thousands):

Remainder of 2021	$1,619
2022	6,428
2023	6,114
2024	5,160
2025	809
Thereafter	410
Total lease commitments	$20,540

The Company incurred rent expense of $1.4 million and $1.4 million for the three months ended September 30, 2020 and 2021, respectively, and $4.0 million and $4.2 million for the nine months ended September 30, 2020 and 2021, respectively.
Noncancelable Purchase Commitments—The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising vendors that are noncancelable. As of September 30, 2021, the Company had approximately $14.6 million of future minimum payments under the Company’s non-cancelable purchase commitments which is expected to be paid through 2024.
Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain business partners, investors, contractors, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or, in some cases, non-compliance with certain representations and warranties made by the Company. In general, the Company does not record any liability for these indemnities in the accompanying condensed consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material.
Litigation—From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company.

9. Income taxes
The provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into consideration in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company records a cumulative adjustment to the provision.

The income tax benefit (expense) for the three months ended September 30, 2020 and 2021 resulted in an effective tax rate of 21.0% and 5.6%, respectively. During the three months ended September 30, 2021 as compared to the prior year period, our effective tax rate decreased primarily due to foreign withholding tax and the filing of foreign tax returns. The filing of foreign tax returns resulted in the recognition of a foreign income tax benefit during the three months ended September 30, 2021. The income tax expense for the nine months ended September 30, 2020 and 2021 resulted in an effective tax rate of (4.7)% and (1.3)%, respectively. During the nine months ended September 30, 2021 as compared to the prior year period, our effective tax rate increased primarily due to foreign withholding tax and filing of foreign tax returns. The Company’s effective tax rate is the result of the mix of income in various tax jurisdictions that are subject to a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to income earned in jurisdictions with higher statutory tax rates, state taxes, and tax credits.

As of December 31, 2020 and September 30, 2021, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company recognizes interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The tax years subsequent to 2015 remain open and subject to examination by federal, state, and foreign taxing authorities in which the Company is subject to tax.

10. Employee retirement plan
The Company maintains a 401(k) retirement savings plan covering eligible employees. Employee contributions to the plan consist of a percentage based on eligible employee compensation. The Company matches 25% of an employee’s contribution up to 6% of the employee’s compensation, with a cap of $500 annually, subject to a two-year graded vesting schedule that vests 50% after an employee’s first year of employment and 100% after two years of employment. The Company contributed an immaterial amount for the three months ended September 30, 2020 and 2021, and $0.2 million and $0.3 million for the nine months ended September 30, 2020 and 2021, respectively.

11. Related party transactions
Naspers Ltd. (“Naspers”) is affiliated with OLX Group B.V., where a member of the Company’s Board of Directors serves as an executive officer, and Prosus N.V., where another member of the Company’s Board of Directors serves as an executive officer. Naspers is also customer of the Company’s Enterprise subscription offering. The Company recorded $0.3 million and $0.3 million of revenue from services provided to this customer during the three months ended September 30, 2020 and 2021, respectively, and $0.8 million and $0.9 million of revenue from services provided during the nine months ended September 30, 2020, and 2021, respectively. As of December 31, 2020, the Company had an outstanding accounts receivable balance with this customer of $0.3 million. As of September 30, 2021, the accounts receivable balance was zero.

Insight, where a member of the Company’s Board of directors is a Managing Director, is affiliated with Sift Science. We have contracted with Sift Science for certain technology and software solutions since 2020. During the three months ended September 30, 2020 and 2021, we recorded $0.1 million and $0.1 million, respectively, in general and administrative expenses for these solutions, representing less than 1% of our general and administrative expenses for the periods. During the nine months ended September 30, 2020, and 2021, we recorded approximately $0.2 million and $0.3 million, respectively, in general and administrative expenses for these solutions, representing less than 1% of our general and administrative expenses for the period.

12. Redeemable convertible preferred stock
Redeemable convertible preferred stock is recorded at the issuance price, net of issuance costs. The Company’s redeemable convertible preferred stock consisted of the following (amounts in thousands, except share and per share amounts):

December 31, 2020	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value	Liquidation Amount
Series A	8,483,166	8,483,166	$0.24	$2,010	$2,050
Series A-1	15,295,184	15,132,282	0.20	5,765	2,966
Series B	22,956,103	22,956,103	0.54	12,230	12,310
Series C	16,198,348	16,198,348	1.98	31,901	32,000
Series D	16,702,584	16,702,584	6.22	103,739	103,852
Series E	2,569,043	2,569,043	15.57	39,948	40,000
Series F	4,144,218	3,349,812	24.13	78,511	80,831
	86,348,646	85,391,338		$274,104	$274,009

September 30, 2021	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value	Liquidation Amount
Series A	8,483,166	8,483,166	$0.24	$2,010	$2,050
Series A-1	15,295,184	15,144,877	0.20	5,928	2,968
Series B	22,956,103	22,956,103	0.54	12,230	12,310
Series C	16,198,348	16,198,348	1.98	31,901	32,000
Series D	16,702,584	16,702,584	6.22	103,739	103,852
Series E	2,569,043	2,569,043	15.57	39,948	40,000
Series F	4,144,218	3,349,812	24.13	78,511	80,831
	86,348,646	85,403,933		$274,267	$274,011

Upon the closing of the Company’s IPO on October 29, 2021, all outstanding shares of its redeemable convertible preferred stock automatically converted into 85,403,933 shares of Common Stock on a one-for-one basis (Note 17).

13. Common stock
Common stockholders are entitled to one vote per share. The Company had the following common stock reserved for future issuance as of December 31, 2020 and September 30, 2021:

	December 31,	September 30,
	2020	2021
Conversion of convertible preferred stock	85,391,338	85,403,933
Warrants for convertible preferred stock	12,595	—
Stock options to purchase common stock (1)	18,932,979	21,221,320
Stock options available for future issuance	3,917,161	154,768
Total shares of common stock reserved	108,254,073	106,780,021
(1) Excludes 95,475, and 107,104 cash-settled stock appreciation rights (“SARs”) outstanding as of December 31, 2020, and September 30, 2021, respectively.

14. Equity incentive plans
Service-Based Awards—The Company’s 2010 Equity Incentive Plan (the “2010 Plan”), was approved by the Board of Directors of the Company on January 20, 2010, and provides for shares of the Company’s common stock to be granted to employees, directors, and consultants. The 2010 Plan provides for the granting of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”, collectively with ISOs, “Options”), SARs, restricted stock, and restricted stock units, and terminates automatically 10 years after the later of: (i) the date when the Board of Directors adopted the Plan; or (ii) the date when the Board of Directors approved the most recent increase in the number of Shares reserved. Option and SAR awards with service-based vesting conditions generally vest over a period of four years (together, the “Service-Based Awards”).

The Company’s Board of Directors approved an amended and restated 2010 Equity Incentive Plan as of January 27, 2021. The amended and restated plan did not change the number of equity awards available for future grant.
The Company’s Board of Directors approved an amended and restated 2010 Equity Incentive Plan as of September 28, 2021. The amended and restated plan authorized the issuance of 850,000 additional shares, for a total of 44,340,706.
The Company adopted the 2021 Equity Incentive Plan (the "2021 Plan") and 2021 Employee Stock Purchase Plan (the "ESPP") in October 2021, which became effective on October 29, 2021 when the registration statement for the IPO was declared effective (collectively the 2021 Plan and the ESPP are referred to as the "Plans"). The 2021 Plan provides for the granting of incentive and nonstatutory stock options, RSUs and other equity awards. Upon the adoption of the Plans, 13,800,000 shares of the Company's common stock, plus certain automatic annual increases in the number of shares of the Company's common stock were reserved for future issuance under the 2021 Plan. 2,800,000 shares of the Company's common stock, plus certain automatic annual increases in the number of shares of the Company's common stock, were reserved for issuance under the ESPP.

The following is a summary of activity for Service-Based Awards under the 2010 Plan (amounts in thousands, except share and per share amounts):

	Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2020	18,628,454	$5.13	8.54	$123,691
Granted	5,547,194	21.97
Exercised	(2,312,423)	3.43
Canceled	(934,801)	8.72
Balance - September 30, 2021	20,928,424	9.62	8.39	431,175
Vested & Expected to Vest as of September 30, 2021	20,928,424	9.62	8.39	431,175
Exercisable as of September 30, 2021	7,234,464	4.27	7.56	187,772
The weighted average grant date fair values of employee Service-Based Awards granted during the three and nine months ended September 30, 2021 was $16.39 and $16.01 per share, respectively.
As of September 30, 2021, total compensation cost related to unvested Service-Based Awards not yet recognized was $108.5 million, which will be recognized over a weighted average period of 2.7 years.
The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option-pricing model, which is dependent upon several variables, such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term. These amounts are estimates and, thus, may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite vesting period for each award. The grant date fair value was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

Three and Nine Months Ended September 30,
2021
Risk-free interest rate	1.0 -1.2%
Expected volatility	60.6 - 61.8%
Expected life (in years)	6.0
Expected dividend yield	—
Performance-Based Awards—Under its 2010 Plan, the Company may grant share-based awards whose vesting is contingent on meeting various departmental or company-wide performance goals, such as the achievement of certain sales targets or an IPO event, in lieu of or in addition to a service-based vesting condition (“Performance-Based Awards”). Such awards are generally granted with an exercise price equal to the fair market value of the underlying common stock share on the date of grant and have a contractual term of 10 years. If vesting is dependent on satisfying a performance condition that is probable of being achieved, the Company estimates the expected term as the midpoint between the time at which the performance conditions are probable of being satisfied and the contractual term of the award. If vesting is dependent on satisfying a performance condition that is not probable of being achieved and the service period is not explicitly stated, the Company estimates the expected term as the contractual term. The remaining inputs to the Black-Scholes option pricing model used to determine grant date fair value, including risk-free interest, expected volatility, and expected dividend yield, are calculated using the same method as that used for Service-Based Awards. Grants for Performance-Based Awards are made out of the same pool of stock options available for future issuance under the 2010 Plan.
Compensation expense for Performance-Based Awards is based on the grant date fair market value. The Company recognizes expense for Performance-Based Awards having either (a) multiple performance-based vesting conditions, or (b) performance and graded service-based vesting conditions, by separately attributing each vesting tranche of the award over the requisite service period applicable to each vesting condition.

Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified performance goals. If the performance-based vesting condition is considered probable of being achieved, the Company recognizes expense over the remaining service period based on the probable outcome of achievement. If the performance goals are not met, no compensation cost is recognized, and any previously recognized compensation cost is reversed. For awards with both performance and service-based vesting conditions where the performance condition is considered improbable of being achieved, the Company does not recognize expense until the performance condition is satisfied, after which time expense is recognized over the requisite service period.
The Company had two Performance-Based Awards outstanding as of December 31, 2020 and September 30, 2021.
In 2018, the Company granted an award of 50,000 stock options that will become eligible to vest upon the closing of the Company’s IPO occurring prior to the sixth (6th) anniversary of the date the award was granted and subject to recipient’s continued service to the Company through the IPO closing date. Upon satisfaction of the IPO requirement, the options vest in 48 equal monthly installments thereafter, subject to the recipient continuing to provide service to the Company through each vesting date. In 2020, the Company modified the performance condition of the award to include a change in control event as defined in the Company’s 2010 Plan. Prior to and after the modification through the three and nine months ended September 30, 2021, management considered the performance-based vesting conditions were improbable of being satisfied, as neither the IPO nor the change in control events had occurred at the modification date. Upon the completion of the IPO on October 29, 2021, and the satisfaction of the related performance condition, the Company will recognize an immaterial amount of stock-based compensation expense.
In 2020, the Company granted 350,000 stock options with performance-based vesting conditions, with 50% vesting when the Company achieves $230 million in annual recurring revenue (“ARR”) in Enterprise revenue, and the other 50% vesting when the Company achieves $330 million in ARR in Enterprise revenue. Management considered that both performance-based vesting conditions were probable of being satisfied during the performance period. As such, the Company began recognizing expense for each tranche of the award using the estimated time period by which the performance conditions are probable of being achieved. The following table summarizes the activities of Performance-Based Options under the 2010 Plan (amounts in thousands, except share and per share amounts):

	Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2020	400,000	$10.12	9.60	$660
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance - September 30, 2021	400,000	10.12	8.85	8,040
Vested & Expected to Vest as of September 30, 2021	350,000	11.13	9.14	6,682
Exercisable as of September 30, 2021	—	—	—	—
No Performance-Based Awards were granted during the nine months ended September 30, 2021.
As of September 30, 2021, total compensation cost related to unvested Performance-Based Awards not yet recognized was $1.3 million, which will be recognized over a weighted average period of 1.0 year.
Other Equity Transactions—During the first quarter of 2020, the Company facilitated a tender offer for certain eligible employees to sell 891,265 vested stock options and outstanding shares of common stock at a per share price of $11.22 per share. The Company recorded stock-based compensation of zero and $3.5 million during the three and nine months ended September 30, 2020, respectively, in its condensed consolidated statements of operations for the difference between the price paid and the fair value of the Company’s common stock on the date of the transaction.

During the first quarter of 2021, the Company facilitated a tender offer for certain eligible employees to sell 236,086 vested stock options and outstanding shares of common stock to an existing investor at a per share price of $23.75 per share. The Company recorded stock-based compensation of zero and $1.6 million during the three and nine months ended September 30, 2021, respectively, in its condensed consolidated statements of operations for the difference between the price paid and the fair value of the Company’s common stock on the date of the transaction.
Additionally, during the three and nine months ended September 30, 2020 and 2021, the Company waived its right of first refusal and transfer restrictions with respect to certain transfers of outstanding common stock. Where the Company has concluded that such transfers included a deemed compensatory element as a result of both the Company’s role in facilitating the transfers and the buyers of the shares transferred having a pre-existing economic interest in the Company’s equity, the Company recorded stock-based compensation expense for the difference between the price paid and the fair market value on the date of the transaction. The Company recorded $0.5 million and zero stock-based compensation expense for the three months ended September 30, 2020 and 2021, respectively. The Company recorded stock-based compensation expense in an aggregate amount of $13.6 million and $4.0 million during the nine months ended September 30, 2020 and 2021, respectively.
On August 24, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. The total compensation cost recognized during the three and nine months ended September 30, 2021 was immaterial. As of September 30, 2021, total compensation cost related to the restricted stock not yet recognized was $2.0 million, which will be recognized over a weighted average period of 2.9 years.
Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cost of revenue	$62	$350	$253	$888
Sales and marketing	509	2,149	5,931	5,784
Research and development	733	1,304	3,917	4,445
General and administrative	1,545	3,417	13,351	12,587
Total stock-based compensation expense	$2,849	$7,220	$23,452	$23,704
The Company capitalized $0.2 million and $0.5 million of stock-based compensation expense as capitalized software during the three months ended September 30, 2020 and 2021, respectively, and $0.5 million and $1.5 million during the nine months ended September 30, 2020 and 2021, respectively.

15. Net earnings (loss) per share
The following table presents the calculation of basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator:
Net income (loss) attributable to common stockholders	$1,865	$(9,262)	$(50,585)	$(38,642)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Weighted average common stock outstanding, basic	34,016,248	37,740,586	32,746,492	37,068,570
Weighted average dilutive effect of stock options	7,772,606	—	—	—
Weighted average dilutive effect of preferred stock and related warrants	82,053,903	—	—	—
Weighted average shares, diluted	123,842,757	37,740,586	32,746,492	37,068,570
Net income (loss) per share attributable to common stockholders
Basic	$0.05	$(0.25)	$(1.54)	$(1.04)
Diluted	$0.02	$(0.25)	$(1.54)	$(1.04)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Redeemable convertible preferred stock	—	85,403,933	82,041,526	85,403,933
Stock options	2,824,703	21,221,320	16,403,213	21,221,320
Early exercised common stock options subject to repurchase	—	—	11,222	—
Redeemable convertible preferred stock warrants	—	—	12,595	—
Restricted stock	—	61,300	—	61,300
Total potentially dilutive securities	2,824,703	106,686,553	98,468,556	106,686,553

16. Segment and geographic information
The Company’s Chief Executive Officer is its CODM. The CODM reviews separate financial information presented for the Company’s two segments, Consumer and Enterprise, in order to allocate resources and evaluate the Company’s financial performance.
The Consumer segment targets individual learners seeking to obtain hands-on learning, gain valuable job skills to advance their professional careers, or learn a new personal skill. The Enterprise segment is focused on helping business and government customers upskill and reskill their employees and public servants. The CODM measures the performance of each segment primarily based on segment revenue and segment gross profit.
Segment gross profit, as presented below, is defined as segment revenue less segment cost of revenue. Segment cost of revenue includes content costs, hosting and platform costs, customer support services, and payment processing fees that are allocable to each segment. Segment gross profit excludes amortization of capitalized software, depreciation, stock-based compensation, and amortization of intangible assets allocated to cost of revenue as the CODM does not include the information in his measurement of the performance of the operating segments. Additionally, the Company does not allocate sales and marketing expenses, research and development expenses, and general and administrative expenses because the CODM does not include the information in his measurement of the performance of the operating segments. The Udemy platform supports the operations of each segment.
The CODM does not use asset information by segments to assess performance and make decisions regarding allocation of resources, and the Company does not track its long-lived assets by segment. The geographic identification of these assets is set forth below.
Financial information for each reportable segment was as follows (in thousands):

	Three Months September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue
Consumer	$91,077	$79,198	$248,334	$251,035
Enterprise	27,359	50,365	71,470	129,171
Total Revenue	$118,436	$129,563	$319,804	$380,206

Segment cost of revenue
Consumer	37,779	37,243	123,642	118,606
Enterprise	9,199	17,429	24,240	44,842
Total segment cost of revenue	$46,978	$54,672	$147,882	$163,448

Segment gross profit
Consumer	53,298	41,955	124,692	132,429
Enterprise	18,160	32,936	47,230	84,329
Total segment gross profit	$71,458	$74,891	$171,922	$216,758

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	1,741	2,501	4,977	6,689
Amortization of intangible assets	—	293	—	293
Depreciation	145	170	484	585
Stock-based compensation	62	350	253	887
Total reconciling items	1,948	3,314	5,714	8,454
Total gross profit	$69,510	$71,577	$166,208	$208,304
Geographic Information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
North America	$45,692	$51,209	$125,833	$148,425
Europe, Middle East, Africa	36,693	39,050	103,744	124,666
Asia Pacific	25,506	29,200	62,900	77,509
Latin America	10,545	10,104	27,327	29,606
Total revenue	$118,436	$129,563	$319,804	$380,206
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2020 and 2021.

Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment net of depreciation, by geographic region (in thousands):

	December 31,	September 30,
	2020	2021
North America	$5,327	$7,366
Rest of world	3,653	3,070
Total long-lived assets	$8,980	$10,436

17. Subsequent events
In preparing the unaudited interim condensed consolidated financial statements as of September 30, 2021 and for the nine months ended September 30, 2020 and 2021, the Company has evaluated subsequent events through December 8, 2021, the date the unaudited interim condensed consolidated financial statements were available for issuance.

On October 19, 2021, the Company entered into a preferred stock purchase agreement to make a strategic investment in a privately held online education platform technology company for up to $15.0 million in cash. The Company expects the investment to close in two tranches. The first tranche of $10.0 million was paid on October 20, 2021, and subject to certain closing conditions, the second tranche of $5.0 million is expected to be paid during the fiscal year ending December 31, 2022.

On October 29, 2021, the Company completed its IPO of common stock, in which it sold 14,500,000 shares. The shares were sold at a price to the public of $29.00 per share for net proceeds of $397.4 million, after deducting underwriting discounts and commissions of $23.1 million. Underwriters were granted an option for a period of 30 days to purchase up to 2,175,000 additional shares of common stock. Upon the completion of the IPO, $6.2 million of deferred offering costs were reclassified into additional paid-in capital as a reduction of the net proceeds received from the IPO. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 85,403,933 shares of common stock on a one-for-one basis.

On November 24, 2021, the underwriters exercised the right to purchase 650,000 additional shares of common stock from the Company, resulting in additional net proceeds of $17.8 million, after deducting underwriting discounts and commissions of $1.0 million. The remaining option to purchase additional shares expired unexercised at the end of the 30 day period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our final prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act on October 29, 2021 (“Final Prospectus”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Form 10-Q and in our Final Prospectus.
Overview
Our mission is to create new possibilities for people and organizations everywhere by connecting them to the knowledge and skills they need to succeed in a changing world. Our marketplace platform, with thousands of up-to-date courses in dozens of languages, provides the tools that learners, instructors, and enterprises need to achieve their goals and reach their full potential.
We believe traditional education and training methods are fast becoming outdated. Technological advancements and novel industries have significantly altered the types of skills required of workers, and lifelong training and continuous skills acquisition are becoming the norm. There is a clear need to expand access to learning across traditional barriers such as geography and social demographics.
Udemy operates a two-sided marketplace where our instructors develop content to meet learner demand. Courses can be accessed through our direct-to-consumer or Udemy Business, or UB, offerings. Our platform provides over 46 million learners with access to over 175,000 courses in over 75 languages and 180 countries.
Udemy courses address learning objectives such as reskilling or upskilling in technology and business, enhancing soft skills, and personal development. We analyze platform data to better determine our learners’ needs, helping us match individuals with relevant courses and, within UB, learning paths for a more personalized experience. Our learners also receive access to interactive learning tools such as quizzes, exercises, and instructor questions-and-answers, or Q&A.
Within our marketplace and UB catalog, we provide learners with high-quality content by prioritizing courses based on factors such as learner feedback and ratings, topic relevance, content quality, and instructor engagement.

Recent Developments
On August 24, 2021, we closed on the acquisition of CorpU, an online learning platform and content catalog focused on blended executive training. The addition of CorpU is intended to deepen our UB offerings through CorpU’s cohort-based learning in scalable, virtual environments. The purchase price was $28.6 million, adjusted for working capital adjustments, of which $27.1 million was paid at closing. The remaining balance is recorded in the accrued expenses and other current liabilities caption of the accompanying condensed consolidated balance sheets

On October 19, 2021, the Company entered into a preferred stock purchase agreement to make a strategic investment in a privately held online education platform technology company for up to $15.0 million in cash. The Company expects the investment to close in two tranches. The first tranche of $10.0 million was paid on October 20, 2021, and subject to certain closing conditions, the second tranche of $5.0 million is expected to be paid during the fiscal year ending December 31, 2022.

On October 29, 2021, we completed our initial public offering ("IPO") of common stock, in which we sold 14,500,000 shares. The shares were sold at a price to the public of $29.00 per share for net proceeds of $397.4 million, after deducting underwriting discounts and commissions of $23.1 million. Underwriters were granted an option for a period of 30 days to purchase up to 2,175,000 additional shares of common stock. Upon the completion of the IPO, $6.2 million of deferred offering costs were reclassified into additional paid-in capital as a reduction of the net proceeds received from the IPO. Upon the closing of the IPO, all outstanding shares of our redeemable convertible preferred stock automatically converted into 85,403,933 shares of common stock on a one-for-one basis.

On November 24, 2021, the underwriters exercised the right to purchase 650,000 additional shares of common stock, resulting in additional net proceeds of $17.8 million, after deducting underwriting discounts and commissions of $1.0 million. The remaining option to purchase additional shares expired unexercised at the end of the 30 day period.

Key Factors Affecting our Performance
We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.
Ability to attract and engage new learners and Udemy Business customers
To grow our business, we must attract new learners and UB customers efficiently and increase engagement on our platform over time. We acquire a substantial portion of our learners via organic channels and also use paid marketing to further enhance the growth of our learner base. Our organic channels include those outside of our paid market efforts, such as a Udemy brand name internet search. Once we bring new learners onto our platform, we work to create a best-in-class experience to encourage engagement and drive learning and career outcomes.
Ability to retain and expand our existing learner and customer relationships
Our business and results of operations will depend on our ability to continue to drive higher usage of our platform within our existing customer base and our ability to add new customers.

Our efforts to grow our existing relationships with our consumer learners are focused on increasing their engagement and converting free learners into buyers. New learners to our platform typically begin to engage with our free courses, which serve as a funnel to grow our total learner base and drive referrals to our paid other offerings.
Our efforts to grow our UB offering are focused primarily on corporate and government customers. Historically, we have expanded from individual to department to multi-department to enterprise-wide sales as our value is proven. Building upon this success, we believe a significant opportunity exists for us to acquire new UB customers and expand our existing UB customers’ use of our platform by identifying new use cases and increasing the size of existing deployments.

We often enter into customized contractual arrangements with our UB customers in which we offer more favorable pricing terms in exchange for larger total contract values that accompany larger deployments. As we drive a greater portion of our revenue through our deployments with UB customers, we expect that our revenue will continue to grow significantly, but the price we charge UB customers per seat may decline, which could reduce margins in the future.
Ability to source in-demand content from our instructors
We believe that learners and UB customers are attracted to Udemy largely because of the high quality and wide selection of content our instructors offer. Continuing to source in-demand content and credentials from our instructors will be an important factor in attracting learners and UB customers and growing our revenue over time. When we offer content as part of the UB and consumer subscription offerings, our instructors agree to contribute such content exclusively through our platform, which we believe demonstrates our ability to increase the value of our platform through unique content.

Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the nine months ended September 30, 2020 and 2021.
Impact of mix of consumer and enterprise segments
Our mix of business among our consumer and enterprise segments is shifting, and this shift will affect our financial performance. Content costs for our enterprise segment are lower relative to our consumer segment. The mix of customer acquisition methods in our consumer segment will substantially impact our financial performance. We presently expect that revenue from our enterprise segment will grow faster than our consumer segment, which will be beneficial to our overall margins.
Ability to expand our international footprint
We currently generate a significant portion of our revenue outside North America. We see a significant opportunity to expand our offerings into regions with large underserved adult learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth and expand our international operations as part of our strategy to grow our customer and learner base, particularly among our UB customers.
Our investment in growth
We are actively investing in our business as we believe that we are only beginning to penetrate our market opportunity, and we intend to continue to invest in our future growth. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our course catalog, expand our employee base, and invest in our technology development. Any investments we make in our sales and marketing organization, in encouraging the development of new content, and in expanding our platform offerings and capabilities, will occur in advance of the benefits from such investments, making it difficult to determine if we are efficiently allocating our resources in these areas.
Pace of adoption of cloud-based skill development solutions
Our ability to grow our learner base and drive market adoption of our platform is affected by the overall demand for cloud-based skill development solutions. The market for cloud-based skill development is less mature than the market for in-person, instructor-led-training, and potential customers may be slow or unwilling to migrate from these legacy approaches. We believe that as technology becomes increasingly critical to business operations, the need for cloud-based skill development solutions, particularly an integrated enterprise-grade platform such as ours, will increase, and our customer base and the breadth and deployment of usage in our customer base will also increase. However, it is difficult to predict customer adoption rates and demand, the future growth rate and size of the market for cloud-based skill development solutions, or the entry of competitive solutions.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. With the COVID-19 pandemic, there has been a significant increase in the adoption of online learning solutions, a trend we believe will continue over the long-term. We believe that this heightened demand for online learning solutions from individuals and businesses contributed in part to the significant increase in revenue we experienced beginning in the second quarter of 2020. However, we are not able to quantify the proportion of the increase in revenue that is attributable to the COVID-19 pandemic as opposed to other factors contributing to our growth in recent periods. Furthermore, the circumstances that have accelerated the growth of our business during the COVID-19 pandemic may not continue in the future, and the growth rate of our revenue, as well as our learner and customer base, may decline in future periods as the effects of the COVID-19 pandemic abate.

We have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees, including transitioning the majority of our employees to remote work and restricting business travel, which have contributed to immaterial decreases in our operating expenses, primarily travel and entertainment expense. We believe that our ability to meet the needs of our customers, end users and instructors has not been materially affected by these precautions. We have not incurred any material increases in our operating expenses as a result of the COVID-19 pandemic.
The extent to which the COVID-19 pandemic impacts our business depends on future developments that are highly uncertain and cannot be predicted at this time. For more information, see “Risk factors—Risks related to our business and operations—The COVID-19 pandemic could affect our business, financial condition, and results of operations in volatile and unpredictable ways.”
Components of Results of Operations
Revenue
We derive revenue from contracts with paid consumer learners and UB customers from access to our online learning platform. We recognize revenue from both our paid consumer learners and UB customers.
Consumer revenue consists of individual course content purchases made by individual learners, as well as our consumer subscription offerings. Consumer revenue includes the gross transaction value paid by the learner at checkout, net of (a) actual and estimated refunds and (b) passthrough taxes collected from learners and remitted to governmental authorities. After a successful checkout, consumer learners receive a non-exclusive lifetime license to the digital course content in addition to stand-ready access to the Udemy platform hosting services needed to access the content. Access to the online content on the Udemy platform represents a series of distinct services as we continually provide access to and fulfill our hosting obligation to the learner. This series of distinct services represents a single performance obligation that is satisfied over the estimated service period. Revenue is recognized ratably over the estimated service period for consumer marketplace revenue, which is four months from the date of enrollment and over the contractual subscription term for consumer subscription customers.
Enterprise revenue primarily relates to enterprise license subscription contracts with annual or multi-year subscription terms. Enterprise subscriptions are generally billed in advance on a quarterly or annual basis. Subscription revenue excludes any taxes to be remitted to governmental authorities. Access to the Udemy platform represents a series of distinct services as we continually provide access to course content and fulfill our obligation to the UB customer over the subscription term. Because the series of distinct services represents a single performance obligation that is satisfied over time, we recognize revenue ratably over the contractual subscription term.
We are the principal with respect to revenue generated from sales to consumer and UB customers as we control the performance obligation and are the primary obligor with respect to delivering access to content to our customers.
Cost of revenue
Cost of revenue primarily consists of content costs, which are the payments to our instructors. Content costs are driven by the means by which we acquired the learner consuming the content. For courses offered on Udemy’s consumer marketplace, instructors earn a specific percentage of the net sale amount when a learner purchases the instructor’s course. For courses offered through Udemy Business or a consumer subscription offering, instructors earn a pro-rata share of a monthly instructor payments pool for that subscription offering. Each month, Udemy calculates the revenue for each subscription offering, with a fixed percentage allocated as an instructor payments pool. Instructors whose content is included in the collection earn a prorated portion of this pool based on the number of minutes of consumption their courses achieved that month.
Content costs as a percentage of revenue for our UB and consumer subscription offerings are lower relative to individual course content purchases in our consumer offering. As a result, shifts in the mix between our two offerings is expected to be a significant driver of future changes in gross margin. Content costs are recorded as cost of revenue in the period earned by our instructors. For consumer single course purchases, content costs are incurred at the time of purchase. As consumer course content revenue is recognized ratably over an estimated service period of four months, consumer gross margins are lower in the period of purchase, and higher in the remaining periods of the estimated service period over which revenue is recognized. For our subscription based UB offering, content costs are incurred based on monthly subscription fees, and margins are more stable from period to period.

Cost of revenue also includes payment and mobile processing fees, costs associated with hosting digital content, and employee related expenses for our customer support organization, including salaries, benefits, stock-based compensation, facilities and other expenses, depreciation of network equipment amortization of capitalized software, and amortization of vendor relationships and developed technologies acquired through business combinations. We expect cost of revenue to generally decrease as a percentage of revenue as we increase the percentage of revenue derived from our UB offering.
Operating expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and commissions. Our operating expenses also include allocated costs of facilities, information technology, depreciation, and amortization. Although our operating expenses may fluctuate from period to period, we currently expect our operating expenses to increase in absolute dollars over time.
Sales and marketing
Our sales and marketing expenses consist primarily of marketing costs, as well as personnel-related costs, including stock-based compensation and costs related to customer and instructor acquisition, customer support efforts, amortization of tradenames and customer relationships acquired through business combinations, and brand marketing. Sales and marketing expenses also consist of costs incurred for hosting and customer support services related to providing our platform to free learners. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
Research and development
Our research and development expenses consist primarily of personnel-related costs, including stock-based compensation and costs related to the ongoing management, maintenance, and expansion of features and services offered on our platform. Research and development costs also include contracted services, supplies, and other miscellaneous expenses. We believe that continued investment in our platform is important to our future growth and to maintain and attract learners to our platform. As a result, we expect research and development expenses to increase in absolute dollars. In addition, we expect research and development expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
General and administrative
Our general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation and costs related to our executive, legal, finance, and human resources departments, as well as charges for indirect tax reserves, bad debt expense, professional fees, and other corporate expenses.
We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect general and administrative expenses to increase in absolute dollars as our business grows. In addition, we expect general and administrative expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
Interest income (expense), net
Interest income (expense), net consists primarily of interest income earned on our cash and cash equivalents. Interest income varies each reporting period based on our average balance of cash and cash equivalents during the period and market interest rates. Interest expense consists primarily of interest expense recorded related to certain indirect tax reserves. Interest income and interest expense were each immaterial for the periods presented.
Other income (expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

Income tax (provision) benefit
Our income tax provision consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance against our U.S. federal and state deferred tax assets as the realization of the full amount of these deferred tax assets is uncertain, including net operating loss carryforwards and tax credits related primarily to research and development. The valuation allowance is driven by our overall loss position, and we will not be able to utilize any of these favorable tax attributes until we are in a taxable income position. When we begin to consistently operate in a taxable income position, we may lift portions of the valuation allowance to recognize and use those tax attributes. Until then, we expect to maintain this full valuation allowance until it becomes more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021

	(in thousands, except per share amounts)
Revenue	$118,436	129,563	$319,804	380,206
Cost of revenue (1)(2)	48,926	57,986	153,596	171,902
Gross profit	69,510	71,577	166,208	208,304
Operating expenses (1)(2)
Sales and marketing	46,045	52,258	142,221	156,399
Research and development	11,945	16,703	36,240	46,898
General and administrative	8,996	12,166	35,031	41,969
Total operating expenses	66,986	81,127	213,492	245,266
Income (loss) from operations	2,524	(9,550)	(47,284)	(36,962)
Other income (expense)
Interest expense, net	(64)	(61)	(1,078)	(452)
Other income (expense), net	(100)	(196)	38	(714)
Total other expense, net	(164)	(257)	(1,040)	(1,166)
Net income (loss) before taxes	2,360	(9,807)	(48,324)	(38,128)
Income tax (provision) benefit	(495)	545	(2,261)	(514)
Net income (loss) attributable to common stockholders	1,865	(9,262)	(50,585)	(38,642)
Net income (loss) per share attributable to common stockholders
Basic	$0.05	$(0.25)	$(1.54)	$(1.04)
Diluted	$0.02	$(0.25)	$(1.54)	$(1.04)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	34,016,248	37,740,586	32,746,492	37,068,570
Diluted	123,842,757	37,740,586	32,746,492	37,068,570

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cost of revenue	$62	$350	$253	$888
Sales and marketing	509	2,149	5,931	5,784
Research and development	733	1,304	3,917	4,445
General and administrative	1,545	3,417	13,351	12,587
Total stock-based compensation expense	$2,849	$7,220	$23,452	$23,704
(2)     Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cost of revenue	$—	$293	$—	$293
Sales and marketing	—	97	—	97
Total amortization of intangible assets	$—	$390	$—	$390
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	100%	100%	100%	100%
Cost of revenue	41	45	48	45
Gross profit	59	55	52	55
Operating expenses	—	—	—	—
Sales and marketing	39	40	44	41
Research and development	10	13	11	12
General and administrative	8	9	12	12
Total operating expenses	57	62	67	65
Income (loss) from operations	2	(7)	(15)	(10)
Other income (expense)	—	—	—	—
Interest expense, net	—	—	—	—
Other income (expense), net	—	—	—	—
Total other expense, net	—	—	—	—
Net income (loss) before taxes	2	(7)	(15)	(10)
Income tax (provision) benefit	—	—	(1)	—
Net income (loss) attributable to common stockholders	2%	(7)%	(16)%	(10)%

Comparison of the three and nine months ended September 30, 2020 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%

Revenue	(in thousands, except percentages)
Consumer	$91,077	$79,198	$(11,879)	(13)%	$248,334	$251,035	$2,701	1%
Enterprise	27,359	50,365	23,006	84%	71,470	129,171	57,701	81%
Total revenue	$118,436	$129,563	$11,127	9%	$319,804	$380,206	$60,402	19%
Revenue for the three months ended September 30, 2021 was $129.6 million, compared to $118.4 million for the same period in the prior year, which represents an increase of $11.1 million, or 9%. For the three months ended September 30, 2021, consumer and enterprise revenue were $79.2 million and $50.4 million respectively, representing 61% and 39% of total revenue, respectively, compared to $91.1 million and $27.4 million, respectively, representing 77% and 23% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the three months ended September 30, 2021 was primarily driven by the significant growth in our UB segment base, which was partially offset by a decrease in consumer revenue during the same period.

For the three months ended September 30, 2021 total consumer revenue decreased by $11.9 million, or 13%, compared to the same period in the prior year. Due to the ratable recognition of our consumer revenue over a four month estimated service period, decreases in monthly average buyers are generally not reflected in our reported revenue until the following quarter. We experienced a significant acceleration of our monthly average buyers in the second quarter of 2020 due to the impacts of the COVID-19 pandemic, which is the primary driver for the decrease in consumer revenue compared to the same period in the prior year. This resulted in an $11.1 million decrease in revenue recognized in the period from course purchases in the respective prior fiscal quarter. Additionally, the decrease in consumer revenue was impacted by a 6% decrease in monthly average buyers.

For the three months ended September 30, 2021, total enterprise revenue increased by $23.0 million, or 84%, compared to the same period in the prior year. The increase in enterprise revenue was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in revenue.
Revenue for the nine months ended September 30, 2021 was $380.2 million, compared to $319.8 million for the same period in the prior year. Revenue increased by $60.4 million, or 19%, compared to the same period in the prior year. For the nine months ended September 30, 2021, consumer and enterprise revenue were $251.0 million and $129.2 million, respectively, representing 66% and 34% of total revenue, respectively, compared to $248.3 million and $71.5 million, respectively, representing 78% and 22% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the nine months ended September 30, 2021 was primarily driven by the significant growth in our UB customer base.

For the nine months ended September 30, 2021, total consumer revenue increased by $2.7 million, or 1%, compared to the same period in the prior year. The increase in consumer revenue is primarily due to a $10.5 million increase in revenue recognized in the period deferred from course purchases in the prior fiscal year, partially offset by a 9% decrease in monthly average buyers.

For the nine months ended September 30, 2021, total enterprise revenue increased by $57.7 million, or 81%, compared to the same period in the prior year. The increase in enterprise revenue was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base for the nine months ended September 30, 2021. Pricing was not a significant driver of the increase in revenue.

Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%

	(in thousands, except percentages)
Cost of revenue	48,926	57,986	$9,060	19%	$153,596	$171,902	$18,306	12%
Gross profit	69,510	71,577	$2,067	3%	$166,208	$208,304	$42,096	25%
Gross Margin	59%	55%			52%	55%
Cost of revenue for the three months ended September 30, 2021 was $58.0 million, compared to $48.9 million for the same period in the prior year, which represents an increase of $9.1 million, or 19%. Content costs for the consumer and enterprise segments were $30.6 million and $11.9 million for the three months ended September 30, 2021, respectively, compared to $31.0 million and $6.7 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the consumer and enterprise segments were 39% and 24% for the three months ended September 30, 2021, respectively, compared to 34% and 24% for the same period in the prior year, respectively. In our consumer segment, payment processing fees decreased by $0.3 million compared to the same period in the prior year. In our enterprise segment, customer support costs increased by $2.8 million in the three months ended September 30, 2021 as compared to the same period in the prior year. Additionally, for the three months ended September 30, 2021, there was an increase of $0.8 million in amortization of capitalized software, an increase of $0.3 million of amortization of intangible assets, and an increase of $0.3 million related to stock-based compensation expense when compared to the same period in the prior year.

Gross margin was 55% for the three months ended September 30, 2021, compared to 59% for the same period in the prior year. The decrease in gross margin was primarily due to comparatively lower content costs as a percentage of revenue for the three months ended September 30, 2020, due to the ratable recognition of our consumer revenues discussed above.
Cost of revenue for the nine months ended September 30, 2021 was $171.9 million, compared to $153.6 million for the same period in the prior year, which represents an increase of $18.3 million, or 12%. Content costs for the consumer and enterprise segments were $97.9 million and $31.3 million for the nine months ended September 30, 2021, respectively, compared to $101.2 million and $17.6 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the consumer and enterprise segments were 39% and 24% for the nine months ended September 30, 2021, respectively, compared to 41% and 25% for the same period in the prior year, respectively. In our consumer segment, payment processing fees decreased by $2.3 million in the nine months ended September 30, 2021 as compared to the same period in the prior year. In our enterprise segment, customer support costs increased by $6.5 million in the nine months ended September 30, 2021 as compared to the same period in the prior year. Additionally, for the nine months ended September 30, 2021, there was an increase of $1.7 million in amortization expense of capitalized software, an increase of $0.3 million of amortization expense of intangible assets, and an increase of $0.6 million related to stock-based compensation expense when compared to the same period in the prior year.

Gross margin was 55% for the nine months ended September 30, 2021, compared to 52% for the same period in the prior year. The increase in gross margin was primarily due to a shift in mix of revenue toward our enterprise business, which has comparatively lower content costs as a percentage of revenue relative to the consumer segment.
Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$46,045	$52,258	$6,213	13%	$142,221	$156,399	$14,178	10%
Research and development	11,945	16,703	4,758	40%	36,240	46,898	10,658	29%
General and administrative	8,996	12,166	3,170	35%	35,031	41,969	6,938	20%
Total operating expenses	$66,986	$81,127	$14,141	21%	$213,492	$245,266	$31,774	15%
Sales and marketing. Sales and marketing expenses for the three months ended September 30, 2020 were $46.0 million, compared to $52.3 million for the three months ended September 30, 2021. The $6.2 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $4.7 million driven by headcount growth in our sales force to support additional demand for our platform, increased amortization expense related to deferred contract acquisition costs of $2.7 million, driven by an expansion of our UB customer base over time, increased stock-based compensation expense of $1.6 million, and a $1.2 million increase in facility- and IT-related overhead costs due to additional headcount. These changes were partially offset by a decrease of marketing costs of $4.7 million.
Sales and marketing expenses for the nine months ended September 30, 2020 were $142.2 million, compared to $156.4 million for the nine months ended September 30, 2021. The $14.2 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $15.6 million driven by headcount growth in our sales force to support additional demand for our platform, increased amortization expense related to deferred contract acquisition costs of $7.0 million, driven by an expansion of our UB customer base over time, and a $2.5 million increase in facility- and IT-related overhead costs due to additional headcount. These changes were partially offset by a decrease of direct marketing costs of $11.4 million.
Research and development. Research and development expenses for the three months ended September 30, 2020 were $11.9 million, compared to $16.7 million for the three months ended September 30, 2021. The $4.8 million increase was primarily due to higher personnel-related expenses of $2.6 million, mainly driven by additional headcount, increased stock-based compensation expense of $0.6 million, and increased software costs of $0.6 million.
Research and development expenses for the nine months ended September 30, 2020 were $36.2 million, compared to $46.9 million for the nine months ended September 30, 2021. The $10.7 million increase was primarily due to higher personnel-related expenses of $6.7 million, mainly driven by additional headcount, and increased software costs of $1.3 million.
General and administrative. General and administrative expenses for the three months ended September 30, 2020 were $9.0 million, compared to $12.2 million for the three months ended September 30, 2021. The $3.2 million increase in general and administrative expense was primarily due to an increase of $2.4 million in personnel-related expenses, mainly driven by additional headcount, a $1.9 million increase in stock-based compensation expense, and a $2.2 million increase in professional services, mainly related to accounting and tax services to support the growth of our business. These changes were partially offset by a decrease of $3.8 million related to changes in our Instructor Withholding tax reserve.
General and administrative expenses for the nine months ended September 30, 2020 were $35.0 million, compared to $42.0 million for the nine months ended September 30, 2021. The $6.9 million increase in general and administrative expense was primarily due to an increase of $5.8 million in personnel-related expenses, mainly driven by additional headcount, a $5.1 million increase in professional services, mainly related to accounting and tax services to support the growth of our business, offset by a decrease of $3.8 million related to changes in our Instructor Withholding tax reserve.
Total other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%

Other income (expense)	(in thousands, except percentages)
Interest expense, net	$(64)	$(61)	$3	(5)%	$(1,078)	$(452)	$626	(58)%
Other income (expense), net	(100)	(196)	(96)	96%	38	(714)	(752)	(1979)%
Total other expense, net	$(164)	$(257)	$(93)	57%	$(1,040)	$(1,166)	$(126)	12%
Total other income (expense), net for the three months ended September 30, 2020 was $0.2 million, compared to $0.3 million for the three months ended September 30, 2021. Total other income (expense), net for the three months ended September 30, 2020 and 2021 was primarily attributable to interest expense on indirect tax reserve liabilities.
Total other income (expense), net for the nine months ended September 30, 2020 was $1.0 million, compared to $1.2 million for the nine months ended September 30, 2021. Total other income (expense), net for the nine months ended September 30, 2020 and 2021 was primarily attributable to interest expense on indirect tax reserve liabilities and foreign currency transaction losses.

Income tax (provision) benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%

	(in thousands, except percentages)
Income tax (provision) benefit	(495)	545	1,040	(210)%	(2,261)	(514)	1,747	(77)%

For the three months ended September 30, 2020, we recognized income tax expense of $0.5 million, compared to a $0.5 million benefit for the three months ended September 30, 2021. The tax expenses for the three months ended September 30, 2020 were primarily due to foreign taxes. The filing of foreign tax returns resulted in the recognition of a foreign income tax benefit during the three months ended September 30, 2021. For the nine months ended September 30, 2020, we recognized income tax expense of $2.3 million, compared to $0.5 million for the nine months ended September 30, 2021. The tax expenses for the nine months ended September 30, 2020 and 2021 were primarily due to foreign taxes.

Certain Key Business Metrics and Non-GAAP Financial Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the key business metrics identified below to help us assess the health of our community, evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Monthly average buyers
A buyer is a consumer who purchases a course or subscription through our direct-to-consumer offering. Monthly average buyers is calculated as the average of monthly buyers during a particular period, such as a fiscal year. Our monthly average buyer count is not intended as a measure of active engagement, as not all buyers are active at any given time or over any given period. We believe that the number of monthly average buyers in a given period is an important indicator of the growth of our business and potential future revenue trends. The decrease in monthly average buyers was primarily driven by the significant acceleration of our monthly average buyers experienced in the comparable periods of the prior year due to the impacts of the COVID-19 pandemic.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	%	2020	2021	%

	(in thousands, except percentages)
Monthly average buyers	1,340	1,263	(6)%	1,460	1,330	(9)%
Udemy Business customers
We count the total number of UB customers at the end of each period. To do so, we generally count unique customers using the concept of a domestic ultimate parent, defined as the highest business in the family tree that is in the same country as the contracted entity. In some cases, we deviate from this methodology, defining the contracted entity as a unique customer despite existence of a domestic ultimate parent. This often occurs where the domestic ultimate parent is a financial owner, government entity, or acquisition target where we have contracted directly with the subsidiary. We define a UB customer as a customer who purchases Udemy via our direct sales force, reseller partnerships or through our self-service platform. We believe that the number of UB customers and our ability to increase this number is an important indicator of the growth of our UB and future revenue trends. The increase in Udemy Business customers is primarily attributable to the continued pursuit of our global land and expand strategy, as well as growth of our enterprise sales force.

	September 30,
	2020	2021	%
Udemy Business customers	6,752	9,592	42%
Udemy Business Annual Recurring Revenue

We disclose our UB Annual Recurring Revenue, or ARR, as a measure of our enterprise revenue growth. ARR represents the annualized value of our UB customer contracts on the last day of a given period. Only revenue from closed UB contracts with active seats as of the last day of the period are included. The increase in UB Annual Recurring Revenue was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in UB Annual Recurring Revenue.

	September 30,
	2020	2021	%

	(in thousands, except percentages)
Udemy Business annual recurring revenue	115,142	207,447	80%
Udemy Business Net Dollar Retention Rate

We disclose our UB Net Dollar Retention Rate, or NDRR, as a measure of our enterprise revenue growth. We believe NDRR is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain, and grow revenue from, our UB customers. We calculate NDRR as the total annualized recurring revenue, or ARR, at the end of a trailing twelve-month period divided by the total ARR at the beginning of a trailing twelve-month period for the cohort of UB customers active at the beginning of the trailing twelve-month period. Total ARR at the end of a trailing twelve-month period is calculated as ARR at the beginning of a trailing twelve-month period that is then adjusted for upsells, downsells, and churns for the same cohort of customers during that period. ARR is the total annualized run-rate revenue of all UB customers with active licenses. Our NDRR is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our learner base, expansion of products and features, and our ability to retain our UB customers.

	September 30,
	2020	2021	%
Udemy Business net dollar retention rate	119%	118%	(1)%
Segment Revenue and Segment Gross Profit
Our revenue is generated from our consumer and UB offerings, each of which is an individual segment of our business. Segment Revenue represents the revenue recognized from each of these offerings and is a key measure of the performance of our platform, and in turn drives our financial performance. We also monitor Segment Gross Profit as a key metric to help evaluate the financial performance of our individual segments and our business as a whole. Segment Gross Profit is defined as Segment Revenue less Segment Costs of Revenue, which include content costs, hosting and platform costs, customer support services, and payment processing fees that are allocable to each segment. Segment Gross Profit excludes amortization of capitalized software, amortization of intangible assets, depreciation, and stock-based compensation allocated to cost of revenue as our chief operating decision maker does not include the information in his measurement of the performance of the operating segments. Content costs, which are payments made to our instructors, are the largest individual component of Segment Cost of Revenue. We expect to increase the percentage of our revenue derived from our enterprise segment over time, which we expect will improve our gross margins.

For the three months ended September 30, 2021, the decrease in the consumer segment gross margin was primarily driven by the COVID-19 pandemic impact on the second quarter of 2020, which drove an increase in Consumer Segment Gross Margin in the third quarter of 2020, since consumer revenue is recognized ratably over an estimated service period of four months, whereas content costs are incurred in the period of purchase. For the nine months ended September 30, 2021, the increase in the consumer segment gross margin was primarily due to a reduction in consumer content costs and payment processing fees as a percentage of consumer revenue.

For the three months ended September 30, 2021, the increase in the enterprise segment gross margin was primarily driven by an increase in UB customer support costs as a percentage of UB revenue as we have increased our investment in our UB customer success organization. This increase was partially offset by a reduction in UB content costs as a percentage of UB revenue. For the nine months ended September 30, 2021, the increase in the enterprise segment gross margin was primarily driven by an increase in UB customer support costs as a percentage of UB revenue, partially offset by reductions in UB content costs and payment processing fees as a percentage of UB revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Consumer Segment Revenue	$91,077	$79,198	$248,334	$251,035
Consumer Segment Gross Profit	$53,298	$41,955	$124,692	$132,429
Consumer Segment Gross Margin	59%	53%	50%	53%
Enterprise Segment Revenue	27,359	50,365	71,470	129,171
Enterprise Segment Gross Profit	$18,160	$32,936	$47,230	$84,329
Enterprise Segment Gross Margin	66%	65%	66%	65%
Non-GAAP financial metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following non-GAAP financial metrics identified below to help us evaluate our business, formulate business plans, and make strategic decisions.

Adjusted EBITDA and Adjusted EBITDA Margin
As Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and certain variable charges.
We define Adjusted EBITDA as net loss attributable to common stockholders, adjusted to exclude:
•interest expense (income), net;
•provision (benefit) for income taxes;
•depreciation and amortization;
•stock-based compensation expense; and
•other expense (income), net.
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue for the same period.
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net income (loss)	$1,865	$(9,262)	$(50,585)	$(38,642)
Adjusted to exclude the following:
Interest expense, net	64	61	1,078	452
Provision (benefit) for income taxes	495	(545)	2,261	514
Depreciation and amortization	2,741	3,943	7,812	10,400
Stock-based compensation expense	2,849	7,220	23,452	23,704
Other expense (income), net	100	196	(38)	714
Adjusted EBITDA	$8,114	$1,613	$(16,020)	$(2,858)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to Adjusted EBITDA Margin (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$118,436	$129,563	$319,804	$380,206
Net income (loss)	$1,865	$(9,262)	$(50,585)	$(38,642)
Net loss margin	2%	(7)%	(16)%	(10)%
Revenue	$118,436	$129,563	$319,804	$380,206
Adjusted EBITDA	$8,114	$1,613	$(16,020)	$(2,858)
Adjusted EBITDA margin	7%	1%	(5)%	(1)%
Net income decreased by $11.1 million in the three months ended September 30, 2021 compared to the same period in the prior year, and adjusted EBITDA decreased by $6.5 million in the three months ended September 30, 2021 compared to the same period in the prior year primarily due to increased operating expenses as we scale and grow our business. Net income increased by $11.9 million in the nine months ended September 30, 2021 compared to the same period in the prior year, and adjusted EBITDA increased by $13.2 million in the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to strong revenue growth in both our consumer and UB offerings in excess of the growth of our expenses.

Liquidity and Capital Resources
We have historically financed our operations primarily through revenue, as well as proceeds from issuances of our capital stock. We have generated significant net losses from our operations as reflected in our accumulated deficit of $378.5 million as of December 31, 2020 and $417.1 million as of September 30, 2021. We have incurred operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. In October 2021, we received net proceeds of $397.4 million, after deducting underwriting discounts and commissions of $23.1 million, from our IPO. In November 2021, underwriters exercised their option to purchase additional shares of our common stock, resulting in net proceeds of $17.8 million after deducting underwriting discounts and commissions of $1.0 million.
We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months. Our remaining non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., thus no U.S. current or deferred taxes have been accrued. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. To execute on our strategic initiatives and continue to grow our business, whether organically or inorganically, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. If we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2021
Net cash provided by (used in):
Operating activities	$(9,643)	$(9,421)
Investing activities	$(10,694)	$(38,811)
Financing activities	$47,892	$3,379
Net increase (decrease) in cash, cash equivalents and restricted cash	$27,555	$(44,853)
Operating activities
Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, amortization of deferred sales commissions, as well as the effect of changes in operating assets and liabilities during each period.
Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities are for personnel-related expenses, instructor payments, advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.
For the nine months ended September 30, 2020 net cash used in operating activities was $9.6 million, primarily consisting of our net loss of $50.6 million, adjusted for non-cash charges of $36.4 million and net cash inflows of $4.5 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $22.7 million increase in deferred revenue, resulting primarily from our enterprise business growth, which was partially offset by a $6.9 million increase in accounts receivable, prepaid expenses and other assets and a $10.4 million increase in deferred contract costs.
For the nine months ended September 30, 2021, cash used in operating activities was $9.4 million, primarily consisting of our net loss of $38.6 million, adjusted for non-cash charges of $46.4 million and net cash outflows of $17.2 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $23.2 million increase in deferred revenue, resulting primarily from our enterprise business growth, offset by a $13.5 million decrease in accounts payable, accrued expenses and other current liabilities, and a $25.5 million increase in deferred contract costs.
Cash used in operating activities decreased by $0.2 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to our business growth.
Investing activities
For the nine months ended September 30, 2020, cash used in investing activities was $10.7 million, primarily as a result of capital expenditures for property and equipment and capitalized software costs.
For the nine months ended September 30, 2021, net cash used in investing activities was $38.8 million, primarily as a result of our acquisition of CorpU, capital expenditures for property and equipment, and capitalized software costs.
Financing activities
For the nine months ended September 30, 2020, net cash provided by financing activities was $47.9 million, primarily as a result of proceeds from our issuance of redeemable convertible preferred stock and issuance of common stock following employee stock option exercises.
For the nine months ended September 30, 2021, net cash provided by financing activities was $3.4 million, primarily as a result of proceeds from issuance of common stock following employee stock option exercises, offset by payments of redeemable convertible preferred stock issuance costs and deferred offering costs.

Contractual Obligations and Commitments
Except as discussed in Note 8, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended September 30, 2021 from the commitments and contractual obligations in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", set forth in our Final Prospectus.

Off-balance Sheet Arrangements
During the period presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Final Prospectus, other than the policies listed below.

Business Combinations—In accordance with applicable accounting standards, the Company estimates the fair value of acquired assets and assumed liabilities as of the acquisition date of business combinations. The purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and deferred revenue. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates. Significant estimates in valuing deferred revenue include, but are not limited to, cost to service plus a profit markup.

The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, management may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.

Goodwill and Intangible Assets—Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Goodwill represents the excess purchase price over assets acquired in the Company’s business combinations. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.
JOBS Act Transition Period
We are an emerging growth company as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity

As of September 30, 2021, we had $130.2 million of cash and cash equivalents, which include on demand deposits and amounts in transit from certain payment processors for credit and debit card transactions. In addition, we had $2.9 million of restricted cash as of September 30, 2021, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. Our cash and cash equivalents are held for working capital purposes. We did not hold any marketable securities or carry any fixed or variable rate debt as of and during the nine months ended September 30, 2020 and 2021. Given the above facts and circumstances, hypothetical changes in interest rates of 10% would not result in a material impact to our condensed consolidated financial statements.

Foreign currency risk

The reporting currency and functional currency of our foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the nine months ended September 30, 2021.

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Internal Controls over Financial Reporting
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings and subject to claims that arise in the ordinary course of our business. Although the results of legal proceedings and claims cannot be predicted with certainty, we believe we are not currently party to any legal proceedings which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results or financial condition.
California class action complaint
On August 23, 2021, a putative class action complaint captioned Williams v. Udemy, Inc., Case No. 3:21-CV-06489, was filed against us in the U.S. District Court for the Northern District of California alleging violations of California’s unfair competition and false advertising statutes as well as the California Consumer Legal Remedies Act in connection with our pricing practices. The complaint seeks injunctive relief, unspecified damages, restitution and disgorgement of profits. We are in the process of reviewing the claims alleged in the complaint and have not yet answered. On November 12, 2021, we filed a motion to compel arbitration in lieu of an answer to the complaint. We intend to vigorously defend ourselves in this matter.
Other legal proceedings
We are subject to other legal proceedings and claims that arise in the ordinary course of business from time to time, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material adverse effect on our business, financial condition, results of operations, or cash flows. Future litigation may be necessary to defend ourselves and our business partners and to determine the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Form 10-Q. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future.
We incurred net losses of $50.6 million and $38.6 million during the nine months ended September 30, 2020 and 2021, respectively, and, as of September 30, 2021, we had an accumulated deficit of $417.1 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
We have a limited history and operate in an emerging and dynamic market, which makes it difficult to evaluate our prospects and future results of operations.
We commenced operations in 2010 and the market for online learning solutions is relatively new. These factors may make it difficult to accurately assess our future prospects and the risks, challenges, and uncertainties that we may encounter. These risks include:
•maintaining and increasing a base of learners, instructors, and UB customers using our platform;
•successfully competing with existing and future participants in the market for online learning solutions;
•successfully expanding our business in existing markets and entering new markets and geographies;
•anticipating and responding to market and broader economic conditions;
•avoiding interruptions or disruptions in the service of our platform;
•accurately forecasting our revenue and operating expenses on a quarterly and annual basis;
•maintaining and enhancing the value of our reputation and brand;
•attracting, hiring, and retaining qualified personnel to manage our operations and further develop our platform;
•effectively managing rapid growth in our operations, including personnel; and
•successfully implementing and executing our business strategies.
Additionally, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more established and predictable market. We have encountered in the past, and will encounter in the future, risks, challenges, and uncertainties frequently experienced by growing companies. If our assumptions regarding any of these risks, challenges, or uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address them successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.
Our results of operations may fluctuate significantly from period to period due to a wide range of factors, which makes our future results difficult to predict.
Our results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that may contribute to the variability of our quarterly and annual results include, but are not limited to:
•our ability to attract and retain learners, instructors, and enterprises that use our platform in a cost-effective manner;
•our ability to accurately forecast revenue and operating expenses;
•the effects of increased competition on our business;
•our ability to successfully expand in existing markets and successfully enter new markets;
•changes in learner or customer behavior with respect to online learning solutions;
•increases in marketing, sales, and other operating expenses that we may incur to grow and acquire new learners, instructors, and customers;
•the revenue mix between our consumer and UB offerings;
•the impact of worldwide economic conditions, including the resulting effect on consumer and business spending on online learning solutions;
•our ability to maintain an adequate rate of growth and effectively manage that growth;

•the effects of changes in search engine placement and prominence;
•our ability to keep pace with technology changes in our industry;
•the success of our sales and marketing efforts;
•our ability to protect, maintain, and enforce our intellectual property rights;
•costs associated with defending claims, including intellectual property infringement claims, and related judgments or settlements;
•changes in governmental or other regulations affecting our business;
•interruptions in service and any related impact on our business, reputation, or brand;
•the attraction and engagement of qualified employees and key personnel;
•our ability to choose and effectively manage third-party service providers;
•the effects of natural or man-made catastrophic events;
•the impact of a pandemic or an outbreak of disease or similar public health concern, such as the COVID-19 pandemic, or fear of such an event;
•potential volatility in our gross margins, including due to revenue mix shifts between our enterprise and consumer segments, changes in our pricing policies, increased use of subscriptions in our consumer segment, and timing differences between recognition of revenue and related content costs for courses;
•the effectiveness of our internal controls over financial reporting;
•the impact of payment processor costs and procedures; and
•changes in our tax rates or exposure to additional tax liabilities.
The unpredictability of our results of operations could cause our results to vary from period to period or to fall below expected levels for a given period, which will adversely affect our business, financial condition, and results of operations.
Our rapid growth may not be sustainable and depends on our ability to attract new learners, instructors, and organizations and retain existing ones.
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our consumer and enterprise segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue at its current pace or at all. For example, in 2020, we experienced a significant increase in engagement with our platform, in part as a result of the COVID-19 pandemic and the shelter in place orders and other efforts that were deployed by governments to mitigate its spread. While the COVID-19 pandemic may be accelerating an ongoing, long-term shift towards online learning, in the short term this level of demand from learners, instructors and organizations may decline as vaccines become more widely distributed and government restrictions are lifted. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
We believe that many of our new learners find us by word of mouth and other non-paid referrals from existing learners. If existing learners are dissatisfied with their experience on our platform, they may stop accessing our content and referring others to us. Likewise, if existing learners do not find our content appealing and engaging, whether because of a negative experience with, declining interest in or relevancy of the content, they may stop referring others to us. In turn, if instructors perceive that our platform lacks an adequate learner audience, instructors may be less willing to provide content for our platform, and the experience of learners could be further negatively impacted. The willingness or ability of instructors to provide content for our platform could also be negatively impacted by other factors, such as:
•complaints or negative publicity about us or our platform, even if factually incorrect or based on isolated incidents;
•changes to our terms and policies that our instructors find, or even perceive, to be unpopular or that are not clearly articulated to them; or
•our failure to enforce our policies fairly and transparently.
In addition, the costs associated with retaining learners and instructors are substantially lower than those associated with acquiring new learners and instructors. As a result, if we are unable to retain existing learners and instructors, even if such losses are offset by an increase in revenue resulting from new learners and instructors, it could have a material adverse effect on our results of operations. Consequently, if we are unable to retain existing learners and instructors and attract new learners and instructors who contribute and engage with our platform, our growth prospects would be harmed and our business, financial condition, and results of operations could be adversely affected.
Our platform relies on a limited number of instructors who create a significant portion of the most popular content on our platform, and the loss of these instructor relationships could adversely affect our business, financial condition, and results of operations.
As part of our instructor community, we strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of September 30, 2021, we had relationships with over 60,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Moreover, because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our enterprise segment represented 22% and 34% of our revenue during the nine months ended September 30, 2020 and 2021, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, to continue to grow our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Customers have no obligation to renew their subscriptions, and they may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. We have had some customers elect not to renew their subscriptions with us in the past, and it is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases. If customers do not purchase additional subscriptions or renew their existing subscriptions, renew on less favorable terms, or fail to continue to expand their engagement with us, our revenue may decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
We operate in a highly competitive market, and we may not be able to compete successfully against current and future competitors.
We operate in a highly competitive environment, as the market for online learning is relatively new, highly fragmented, and rapidly evolving, with limited barriers to entry. We compete for learners, enterprise customers, and instructors:
•Learners: We compete for learners based on our course catalog, instructors, and learning tools.
•UB customers: We compete for customers based on our up-to-date content, the breadth and depth of that content across the full range of core business functions, and advanced product features that optimize self-paced learning and enable organizations to effectively drive programmatic learning.
•Instructors: We compete for instructors based on our ability to promote monetization opportunities.
Our competition includes corporate training offerings (such as those from Pluralsight, Skillsoft, and LinkedIn Learning), direct-to-consumer training offerings (such as those from Coursera and edX), specialized content training offerings (such as those from A Cloud Guru and Skillshare), and free online resources used to gather and share knowledge and skills.
We expect our existing competitors and new entrants to the online learning market to continually evolve and improve their business models. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. Several new and existing companies in the online education industry provide or may provide offerings similar to what we offer on our platform, and, despite any exclusivity arrangements we have with our instructors, these companies may nonetheless pursue relationships with our instructors that may reduce, or stop altogether, the content our instructors produce for our platform. In addition, customers may choose to continue using or develop their own online learning or training solutions in-house rather than pay for our platform.
We believe that our competitiveness depends on a range of factors, both within and beyond our control, including:
•the availability or development of alternative online learning platforms that are more compelling to learners, instructors, or organizations than ours;
•changes in pricing policies and terms offered by our competitors or by us;
•the ability to adapt to new technologies and changes in requirements of our learners, instructors, and UB customers;
•costs associated with acquiring and retaining learners, instructors, and UB customers;
•the ability of our current and future competitors to establish relationships with customers; and
•industry consolidation and the number and rate of new entrants. Current and potential competitors (including any new entrants into the market) may enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, market- or industry-specific knowledge, more successful marketing capabilities, and substantially greater financial, technical, and other resources than we have. Our current or new competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our services. Furthermore, online educational content is not typically marketed exclusively through any single channel and, accordingly, our competitors could aggregate a set of online learning courses similar to ours. Competition may intensify as our competitors raise additional capital or as new participants, including established companies, enter the markets in which we compete. Our ability to grow our business and achieve profitability could be impaired if we cannot compete successfully.

The market for online learning solutions is relatively new and may not grow as we expect, which may harm our business, financial condition, and results of operations.
Our future success will depend in part on the growth, if any, in the demand for online learning solutions. Although the COVID-19 pandemic has accelerated the demand for online learning solutions from both individuals and businesses alike, the online learning market is less mature than the market for in-person instruction and continues to evolve rapidly. There can be no assurance that the heightened levels of demand for online learning solutions experienced during the COVID-19 pandemic will continue as the effects of the pandemic, such as limitations on in-person activities, abate. Consequently, it is difficult to predict demand for and continued use of our platform by learners, instructors, and UB customers, the rate at which existing learners and instructors expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if learners or UB customers want to adopt an online learning solution, it may take them a substantial amount of time to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced learner and customer spending, reduced engagement from instructors, attrition by learners, instructors, and UB customers, and decreased revenue, any of which would adversely affect our business, financial condition, and results of operations.
Adherence to our values and our focus on long-term sustainability may negatively impact our short- or medium-term financial performance.
Our values motivate everything we do, and we accordingly intend to focus on the long-term sustainability of our business and platform. We may take actions that we believe will benefit our business and our ecosystem and, therefore, our stockholders over a period of time, even if those actions do not maximize short- or medium-term financial results. However, these longer-term benefits may not materialize within the timeframe we expect or at all. For example:
•we may choose to prohibit certain content from our platform that we believe is inconsistent with our values even though we could benefit financially from the sale of that content;
•we may choose to revise our policies in ways that we believe will be beneficial to our learners, instructors, and UB customers in the long term even though the changes are perceived unfavorably among our existing learners, instructors, and customers; or
•we may take actions, such as locating our servers in low-impact data centers, that reduce our environmental footprint even though these actions may be more costly than other alternatives.
The COVID-19 pandemic could affect our business, financial condition, and results of operations in volatile and unpredictable ways.
In March 2020, the World Health Organization declared that the outbreak of COVID-19 was a global pandemic. To limit the spread of the virus, governments have imposed various restrictions, including emergency declarations at the federal, state, and local levels, school and business closings, quarantines, “shelter at home” orders, restrictions on travel and trade, limitations on social or public gatherings, and other social distancing measures.
The full extent of the impact of the pandemic on our business, financial condition, and results of operations depends on future developments that are uncertain and unpredictable, including the duration and scope of the pandemic (including any potential future waves of the pandemic domestically and globally); governmental, business, and individual actions that have been and continue to be taken in response to the pandemic, including the availability, adoption, and effectiveness of COVID-19 vaccines; the effect on our learners, instructors, and UB customers; disruptions or restrictions on our employees’ ability to work and travel; the availability and cost to access capital markets; and interruptions related to our cloud networking and mobile app infrastructure that impact our learners, instructors, and customers. We have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees, including transitioning the majority of our employees to remote work and restricting business travel. As we continue to actively monitor issues arising from the COVID-19 pandemic, we may take further actions that alter our business operations, including as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, learners, instructors, UB customers, business partners, and stockholders.
We have also seen significant and rapid shifts in the traditional models of education and training as the COVID-19 pandemic has progressed. Although we believe the COVID-19 pandemic has increased the need or willingness of businesses, governments, institutions, and individuals to adopt remote, online, and asynchronous learning and training, we cannot predict whether this trend will continue as the pandemic subsides, restrictions ease and the risk and barriers associated with in-person learning and training decrease. Learners and UB customers may choose to revert to more traditional, in-person learning and training solutions following the pandemic, which could adversely affect the demand for our platform and our revenue. In addition, the COVID-19 pandemic may negatively impact the financial resources available to learners and UB customers, which could in turn negatively impact our business, financial condition, and results of operations.
We may need to change our pricing model for our platform’s offerings, which in turn could adversely impact our results of operations.

We have in the past, and expect that we may in the future, need to change our pricing model or target contract length from time to time, which could impact our financial results. As the market for our learning platform develops, as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new learners or UB customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we develop and roll out new products, such as our recently launched consumer subscription model, or improve existing ones, we will need to develop pricing and contract models for these products that appeal to consumer learners over time, and we may not be successful in doing so. Pricing and contract length decisions may also impact the mix of adoption among our offerings and negatively impact our overall revenue. Competition may also require us to make substantial price concessions. Moreover, our pricing model and methodology has been, and may in the future become, subject to legal challenge under applicable federal or state laws, regulations, and guidelines relating to promotional pricing practices. For example, in August 2021, a putative class action complaint was filed against us alleging violations of California’s unfair competition and false advertising statutes as well as the California Consumer Legal Remedies Act in connection with the promotional “strike-through” pricing for courses offered on platform, alleging that the reference prices used for comparison purposes are false or misleading. Our results of operations may be adversely affected by any of the foregoing, and we may have increased difficulty achieving or maintaining profitability.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our base of learners and UB customers and achieve broader market acceptance.
Our ability to broaden our base of both consumer learners and UB customers, and achieve broader market acceptance of our marketplace platform, will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer relationships. Our marketing efforts include the use of search engine optimization, paid search, email marketing, and television.
We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel will require significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time (including as a result of working remotely in connection with the COVID-19 pandemic), or if our sales and marketing programs are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organizations will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.
If we fail to effectively adapt and respond to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, our platform may become less competitive.
The markets in which we compete are and will continue to be characterized by constant change and innovation. Our success is predicated on our ability to identify and anticipate the needs of learners, instructors, and UB customers and design a scalable learning experience platform that allows them to easily create and access high-quality, in-demand educational content. Our ability to attract new and retain existing learners, instructors and UB customers to our platform, and to deepen their relationships with our platform, depends in large part on our ability to continue improving and enhancing our offerings.
We may experience difficulties with software development that could delay or prevent the development, introduction or implementation of platform modifications and enhancements. Software development involves a significant amount of time for our technology team, as it can take developers months to update, code, and test new and upgraded features and integrate them into our platform. We must also continually update, test, and enhance our platform. The continual improvement and enhancement of our platform requires significant investment and we may not have the resources to continue making these investments. Further, there can be no assurance that the platform modifications and enhancements in which we invest will result in additional revenue sufficient to cover the cost of developing those modifications and enhancements, if any. If we are not able to improve and enhance our platform in an effective manner, our business, financial condition, and results of operations will be adversely affected.
If we are not able to maintain and enhance our brand, our reputation and business may suffer.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our ability to attract and retain learners, instructors, UB customers, and partners, and that the importance of our reputation and brand recognition will continue to increase as competition in the markets in which we operate continues to develop. Our success in this arena will depend on a range of factors, both within and beyond our control. Factors affecting our reputation and brand recognition that are within our control include our ability to:
•market our platform effectively and efficiently;
•maintain a useful, innovative, and reliable platform;
•maintain a high satisfaction among learners, instructors, and UB customers;
•provide a high quality and perceived value for our platform;
•successfully differentiate our platform from competing offerings;
•maintain a consistently high level of customer service; and
•prevent any actual or perceived data security breach or incident or data loss, or misuse or perceived misuse of our platform.
Additionally, our reputation and brand recognition may be affected by factors that are beyond our control, such as:
•the actions of competitors or other third parties;
•the quality and quantity of, as well as the nature and subject matter of, content available from instructors on our platform;
•positive or negative publicity, including with respect to events or activities attributed to us, our employees, instructors, or our commercial partners;
•interruptions, delays, or attacks on our platform; and
•litigation or legal developments.
Damage to our reputation and brand, from the factors listed above or otherwise, may reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rehabilitate our reputation and brand recognition may be costly and time-consuming, and there can be no assurance that any such efforts will ultimately be successful.
We could face liability, or our reputation might be harmed, as a result of courses posted to our platform.
Instructors at times post courses and related materials to our platform that contain content owned by third parties, and we do not proactively review content for potential infringement of intellectual property rights. Although we maintain and enforce terms and policies requiring instructors to respect the intellectual property rights of others, the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we are subject to potential liability to third parties for the unauthorized duplication, distribution, or other use of this material. In addition, third parties have alleged, and in the future may allege, misappropriation, plagiarism, or similar claims related to content appearing on our platform. Any such claims, including claims of defamation, disparagement, negligence, warranty, misappropriation, or personal harm, could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Moreover, there can be no assurance that measures taken under our terms and policies in response to complaints by third-party content owners regarding intellectual property violations, such as taking down courses subject to a valid complaint or banning instructors who violate our repeat infringer policy, will be sufficient to protect us from claims of intellectual property infringement. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include removing course content or altering the functionality of our platform, or be required to pay monetary damages.
While we rely on a variety of statutory and common law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (the “DMCA”), the Communications Decency Act (the “CDA”), the fair-use doctrine in the United States and the E-Commerce Directive in the European Union, (the “E.U.”), differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for content posted to our platform. As an example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the E.U., which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the E.U. are in the process of determining how Article 17 will be implemented in their particular country. In addition, the E.U. is also reportedly reviewing the regulation of digital services, and it has been reported that the E.U. plans to introduce the Digital Services Act, a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided to us by the E-Commerce Directive. In countries in Asia and Latin America, generally there are not similar statutes to the CDA or E-Commerce Directive. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform failed to take sufficient steps to prevent such content from being uploaded. Although these and other similar legal provisions provide limited protections from liability for platforms like ours, if we are found not to be protected by the safe harbor provisions of the DMCA, CDA, or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, including Article 17 or other proactive obligations to filter or review content for potential infringement of intellectual property, we may owe substantial damages and our brand, reputation, and financial results may be harmed. Moreover, regulators in the United States and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on or through our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.
Failure of our resellers or other commercial partners to use acceptable ethical business practices or comply with applicable laws could negatively impact our business.
In certain jurisdictions, such as Japan, we rely on third-party resellers and other commercial partners to distribute and market our offerings. We expect these resellers and partners to operate in compliance with applicable laws, rules, and regulations, but we cannot control their conduct. If any of our resellers or partners violates applicable laws or implements business practices that are regarded as unethical, the distribution of our platform in those jurisdictions could be interrupted, usage of our platform could decline, our reputation could be damaged and we may be subject to liability. Any of these events could have a negative impact on our business, financial condition, and results of operations.
Our revenue, results of operations, and financial condition could be negatively affected by general economic conditions.
Our business is sensitive to trends in the general economy, which is unpredictable. Therefore, our operating results, to the extent they reflect changes in the broader economy, may be subject to significant fluctuations. Since online learning is generally dependent on discretionary spending, negative general economic conditions could significantly reduce the overall amount that learners and organizations spend on, and the frequency of, online learning. Any or all of these factors could reduce the demand for our services, reducing our revenue. In addition, the occurrence of any of these events could increase our need to make significant expenditures to continue to attract learners and UB customers to our platform.
Our business and operations could be materially and adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, telecommunications failures, blackouts, or other power losses, break-ins, acts of terrorism, political crises, inclement weather, public health crises, pandemics or endemics, or other catastrophic events. In particular, our corporate headquarters are located in San Francisco, California, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties, or if our operations were interrupted by telecommunications failures, blackouts, acts of terrorism, political or geopolitical crises, or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.
Our business could be harmed if we fail to manage our growth effectively.
The rapid growth we have experienced, and may continue to experience, in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and our ability to handle increased traffic and demand for bandwidth. The growth in the number of learners and instructors using our platform and the amount of educational content available through our platform has increased the amount of data and requests that we process. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance our scalability in order to maintain the performance of our platform. Our growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. We have grown from 230 full-time employees in May 2016 to 1,131 full-time employees in September 2021. We intend to further expand our overall business, including headcount, with no assurance that our revenue will continue to grow. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses.
Our future success depends on our ability to retain our senior management team and other highly skilled employees and to attract, retain, and motivate our qualified personnel.
We depend on the continued services and performance of our senior management team, key technical employees, and other key personnel. Although we have entered into employment agreements with senior management team members, each of them may terminate their employment with us at any time or not be able to perform the services we require in the future. We do not maintain “key person” insurance for any of our executives or other employees. Similarly, third parties may attempt to encourage our senior management team or other key employees to leave for other employment. The loss of one or more of the members of our senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale and significantly harm our business.
To execute our growth plan, we must hire many employees over the next few years. In addition, we must retain our highly qualified employees. Competition for highly qualified employees is intense, particularly from other high-growth technology companies and in the San Francisco, California labor market, where our corporate headquarters are located.
From time to time we have experienced, and may continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. The companies with which we compete for qualified employees may have greater resources than we have and may offer compensation packages that are perceived to be better than ours. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.
Any failure to successfully execute and integrate future acquisitions could materially adversely affect our business, financial condition, and results of operations.
We have in the past acquired, and may in the future pursue acquisitions of, businesses, technologies, services and other assets and strategic investments that complement our business. For example, in August 2021, we announced our acquisition of CUX, Inc. (d/b/a CorpU), or CorpU, an online leadership development platform. We have limited experience as an organization with successfully executing and integrating acquisitions. Acquisitions involve numerous risks, including the following:
•difficulties in integrating and managing the combined operations, technology platforms, or offerings of any company we acquire and realizing the anticipated economic, operational and other benefits of the acquisition in a timely manner, which could result in substantial costs and delays, and failure to execute on the intended strategy and synergies;
•failure of the acquired businesses to achieve anticipated revenue, earnings, or cash flow;
•diversion of management’s attention or other resources from our existing business;
•our inability to maintain the key customers, business relationships, suppliers, and brand potential of acquired businesses;
•uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;
•unanticipated costs associated with pursuing acquisitions or greater than expected costs in integrating the acquired businesses;
•responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective privacy, data protection and cybersecurity controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including tax laws;
•difficulties in or costs associated with assigning or transferring to us or our subsidiaries the acquired companies’ intellectual property or its licenses to third-party intellectual property;
•inability to maintain our culture and values, ethical standards, controls, procedures, and policies;
•challenges in integrating the workforce of acquired companies and the potential loss of key employees of the acquired companies;
•challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with generally accepted accounting principles in the United States, or GAAP; and
•potential accounting charges to the extent goodwill and intangible assets recorded in connection with an acquisition, such as trademarks, customer relationships, or intellectual property, are later determined to be impaired and written down in value.
We may not succeed in addressing these or other risks in connection with our acquisition of CorpU or any other acquisitions we undertake in the future. The inability to integrate successfully, or in a timely fashion, the business, technologies, products, personnel, or operations of any acquired business, could have a material adverse effect on our business, financial condition, and results of operations.
We may need to raise additional funds to pursue our growth strategy or continue operations, and we may be unable to raise capital when needed or on acceptable terms.
From time to time, we may seek additional equity or debt financing to fund our growth, enhance our platform, respond to competitive pressures, or make acquisitions or other investments. Our business plans may change, general economic, financial or political conditions in our markets may deteriorate or other circumstances may arise, in each case that have a material adverse effect on our cash flows and the anticipated cash needs of our business. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. We cannot predict the timing or amount of any such capital requirements at this time.

If financing is not available on satisfactory terms, or at all, we may be unable to expand its business at the rate desired and our results of operations may suffer.
We operate internationally and we plan to continue expanding our international operations, which exposes us to risks inherent in international operations.
Managing a global organization requires significant resources and management attention. We currently maintain offices outside of the United States in Turkey and Ireland, and we plan to expand our international operations in the future.
We generated 60% and 61% of revenue outside North America during the nine months ended September 30, 2020 and 2021, respectively, and, based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
Additionally, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:
•the cost and resources required to localize our services, which requires the translation of our websites into foreign languages and adaptation for local practices and regulatory requirements;
•competition with local market participants who understand the local market better than we do or who have pre-existing relationships with our potential learners and UB customers in those markets;
•legal uncertainty regarding our liability for the content and services provided by our instructors, including as a result of local laws or a lack of clear precedent of applicable law;
•the burdens of complying with a wide variety of foreign laws and legal standards;
•lack of familiarity with and unexpected changes in foreign regulatory requirements;
•adapting to variations in payment forms from learners and UB customers;
•difficulties in managing and staffing international operations;
•fluctuations in currency exchange rates;
•potentially adverse tax consequences, including the complexities of foreign value added tax systems, digital services tax and restrictions on the repatriation of earnings;
•increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
•reduced or varied protection for intellectual property rights in some countries; and
•higher telecommunications and internet service provider costs.
Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.
Our strategic and other relationships with partners overseas may also subject us to additional regulatory scrutiny in the United States and other jurisdictions. For example, the Committee on Foreign Investment in the U.S. has continued to apply a more stringent review of certain foreign investment in U.S. companies, and has made inquiries to us with respect to equity investments in us by foreign investors.
Further, as we continue to expand internationally, we could also become subject to increased difficulties in collecting accounts receivable, repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations. We have not engaged in currency hedging activities to limit risk of exchange rate fluctuations, and while we may decide to do so in the future, the availability and effectiveness of these hedging transactions may be limited. Changes in exchange rates affect our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our stockholders’ equity.

We are subject to laws and regulations worldwide, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition and results of operations.
We are subject to a variety of laws in the U.S. and abroad that affect our business. As a global platform with learners and instructors in over 180 countries, we are subject to a wide range of laws and regulations regarding consumer protection, advertising, electronic marketing, privacy, data protection and cybersecurity, data localization requirements, online services, freedom of speech, labor, real estate, taxation, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing.
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Because these laws and regulations are subject to change over time, we must continue to dedicate resources to monitoring developments in the law and ensuring compliance. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, and certain jurisdictions may impose more stringent regulatory requirements than the U.S., which may increase the cost of compliance and doing business and expose us to possible litigation, penalties, or fines. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our platform less attractive to learners, instructors, or enterprise customers or cause us to change or limit our ability to make available our platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures. Any such violations could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition.
We are subject to governmental export and import controls and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control and, in some cases, the U.S. Department of Commerce’s Export Administration Regulations. The U.S. export control and economic sanctions laws and regulations include restrictions or prohibitions on the sale of certain services to U.S. embargoed or sanctioned countries, governments, persons, and entities which in some cases might apply to our activities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide learners access to our platform or could limit our learners’ ability to access or use our services in those countries.
Although we take precautions to prevent our platform from being provided in violation of such laws, our platform could be provided inadvertently in violation of such laws, despite the precautions we take. Complying with these laws and regulations could be particularly difficult because our products are widely available worldwide, in some cases, by providing only minimal information at registration. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We also may be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our learners’ ability to access our platform in those countries. Changes in our platform, or future changes in export and import regulations, may prevent our international learners or instructors from using our platform or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and possibly other anti-bribery laws and anti-money laundering laws in countries outside of the United States in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
We sometimes engage third parties to sell our products and conduct our business abroad. We and our employees, agents, representatives, business partners, or third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that none of our employees and agents will take actions in violation of applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners, or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, financial condition, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are from time to time involved in claims, lawsuits, government investigations, and other proceedings that could adversely affect our business, financial condition, and results of operations.
We are involved in litigation matters from time to time, such as matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, accessibility, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Increased scrutiny and changing expectations from investors, customers, employees, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions on this basis. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer, or employee expectations, which continue to evolve, our brand, reputation, and learner and UB customer retention may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, UB customer and learner acquisition and retention, access to capital and employee retention.
Risks related to technology, privacy, and cybersecurity
Changes in laws or regulations relating to privacy, data protection, or cybersecurity, including those relating to the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations could adversely affect our business.
We receive, transmit, and store personally identifiable information and other data relating to our learners, instructors, and other individuals, such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy, data protection, cybersecurity, and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the E.U. General Data Protection Regulation, or GDPR, the Telephone Consumer Protection Act (restricting telemarketing and the use of automated SMS text messaging), Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (the “CCPA”). These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another.
For example, the GDPR, which became effective on May 25, 2018, has resulted and will continue to result in significantly greater compliance burdens and costs for companies like ours. The GDPR regulates our collection, control, processing, sharing, disclosure, and other use of data that can directly or indirectly identify a living individual that is a resident of the E.U. and imposes stringent data protection requirements with significant penalties and the risk of civil litigation, for noncompliance. Failure to comply with the GDPR may result in fines of up to 20 million euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages, injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data.
In addition, in January 2021, the United Kingdom transposed the GDPR into domestic law with a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law remains unclear. An example is the regulation of data transfers between E.U. member states and the United Kingdom and the role of the United Kingdom’s Information Commissioner’s Office with respect to the E.U. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area, or EEA, to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the U.K. GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure.

Additionally, we are or may become subject to laws, rules, and regulations regarding cross-border transfers of personal data, including those relating to transfer of personal data outside the European Economic Area (the “EEA”). Recent legal developments have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other jurisdictions. For example, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”), invalidated the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it noted that reliance on them may not necessarily be sufficient in all circumstances. In addition to other mechanisms (particularly standard contractual clauses), in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). The European Commission has published new SCCs that are required to be implemented over time. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.
The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers the ability to opt out of certain types of data sharing and sales of their personal information. The CCPA also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising their rights. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”). The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. Aspects of the interpretation and enforcement of the CCPA and CPRA remain uncertain. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 (at the same time as the CPRA) and shares similarities with the CCPA, the CPRA, and legislation proposed in other states, and in June 2021, Colorado enacted a similar law, the Colorado Privacy Act (the “CPA”), which becomes effective on July 1, 2023. In addition, on August 20, 2021, the Personal Information Protection Law, or PIPL, was adopted in the People’s Republic of China, or PRC, and it went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renmibi or 5% of a covered company’s revenue in the prior year. The effects of these statutes and other similar federal, state, or foreign laws that may be proposed or enacted are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. These laws and other changes in laws or regulations relating to privacy, data protection, and cybersecurity, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. Publication of our privacy statement and other policies regarding privacy, data protection, and cybersecurity may subject us to investigation or enforcement actions by regulators if those statements or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We are also bound by contractual obligations related to privacy, data protection, and cybersecurity and our efforts to comply with such obligations may not be successful or may have other negative consequences. The various privacy, data protection, and cybersecurity legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our mobile apps or website and we may need to take additional measures to comply with the new and evolving legal obligations, including but not limited to training efforts for our employees, contractors and third party partners. Such efforts may not be successful or may have other negative consequences. In particular, with laws and regulations such as the CCPA, CPRA, CDPA, and CPA imposing new and relatively burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection and cybersecurity, it is possible that our interpretations of the law, practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Any failure, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or cybersecurity, or any compromise of security that results in unauthorized access to, or use or release of data relating to learners, instructors, or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing learners, instructors, and UB customers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, the perception of concerns relating to privacy, data protection, or cybersecurity, whether or not valid, may harm our reputation and brand adversely affect our business, financial condition, and operating results.
A cybersecurity attack or other security breach or incident could delay or interrupt service to our learners, instructors, and UB customers, harm our reputation or subject us to significant liability.
Our platform involves the processing of significant amounts of data relating to the learners, instructors, and UB customers interacting with our platform, including personal data and personal information. Additionally, we collect and store certain sensitive and proprietary information, and personal data and personal information, in the operation of our business, including trade secrets, intellectual property, employee data, and other confidential data.
We engage third-party service providers to store and otherwise process certain data, including sensitive and personal information. Our service providers have been, and in the future may be, the targets of cyberattacks, malicious software, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our service providers’ cybersecurity is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss, or destruction of data they process for us, including sensitive and personal information. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.
While we have taken measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise obtain, and measures to protect our platform, we, our third-party service providers, and the networks and systems used in our business, including those of third-party service providers, have been subject to, and we, our service providers and our platform may in the future may be subject to, cybersecurity attacks or other security breaches or incidents. Cybersecurity attacks may take the form of denial of service attacks, attacks using ransomware or other malware or other attacks, and can come from individual hackers, criminal groups, and state-sponsored organizations. These sources can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to data, and we and our platform otherwise may be subject to security breaches and incidents resulting from employee or contractor error or malfeasance. We may be more susceptible to cyberattacks and other security breaches and other security incidents while social distancing measures restricting the ability of our employees to work at our offices are in place to combat the COVID-19 pandemic because we have less capability to implement, monitor, and enforce our information security and data protection policies.
More generally, we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms, and other procedures of ourselves of our third-party service providers are or will be adequate to prevent network and service interruption, system failure or loss, corruption, or unauthorized access to, or disclosure or acquisition of, data, including personal data, personal information, and other sensitive information that we or they process or maintain. Moreover, our platform could be breached or disrupted if vulnerabilities in our platform are exploited by unauthorized third parties. Since techniques used to obtain unauthorized access change frequently and the size of cybersecurity attacks and of security breaches and incidents are increasing, we and our third-party service providers may be unable to implement adequate preventative measures or stop the attacks while they are occurring. A cybersecurity attack or security breach or incident could delay or interrupt service to our learners, instructors, or organizations and may deter learners, instructors, or organizations from using our platform, and we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident. In addition, any actual or perceived cybersecurity attack or security breach or incident could damage our reputation and brand, expose us to a risk of claims, litigation, regulatory investigations, or other proceedings and possible fines, penalties, or other liability and require us to expend significant capital and other resources to alleviate problems caused by the cybersecurity attack or security breach or incident. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Such mandatory disclosures could lead to negative publicity and any such disclosures, or any belief that a cybersecurity attack, or a security breach or incident, has impacted us, our platform, or our service providers may cause our learners, instructors, or UB customers to lose confidence in the security of our platform and the effectiveness of the cybersecurity measures we and our service providers utilize.
Further, any limitations of liability provisions in our customer and user agreements, contracts with third-party service providers, or other contracts may not be enforceable or adequate or otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or incident or other security-related matter. While our insurance policies include liability coverage for certain of these matters, subject to applicable deductibles, if we experienced a cybersecurity attack or other security breach or other incident, we could be subject to claims or damages that exceed our insurance coverage. If such an attack or other breach or incident occurred, our insurance coverage might not be adequate for liabilities actually incurred, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Interruptions or performance problems associated with our technology and infrastructure could adversely affect our business and results of operations.
Our continued growth partially depends on the ability of learners and instructors to access our platform at any time. Our platform has encountered, and may in the future encounter, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new capabilities, human or technology errors, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems in a timely manner. It may become increasingly difficult to maintain and improve the performance of our platform as it grows and becomes more complex, and in the future we may be required to allocate significant resources to augment and update our technology and network infrastructure. If learners or instructors are unable to access our platform within a reasonable amount of time, or at all, our business will be harmed.
Our business depends significantly on continued access to the internet and mobile networks.
Our learners and instructors rely on access to the internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade our access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In 2015, rules approved by the Federal Communications Commission, (the “FCC”), went into effect that prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, those rules were repealed in June 2018, and efforts to challenge the repeal in the courts have failed to reverse the FCC’s 2018 decision, and in October 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued a mixed ruling that did not reverse the FCC’s 2015 decision in its entirety. Although this recent court ruling allows states to enact their own net neutrality rules, the repeal of federal protections may make it more difficult or costly for many buyers or instructors to access our platform and may result in increased costs for us, which could significantly harm our business. Outside the United States, government regulation of the internet, including the idea of network neutrality, may be developing or non-existent. It is possible that governments of one or more foreign countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract and retain learners, instructors, and customers may be adversely affected and we may not be able to grow our business as we anticipate.
We rely on Amazon Web Services for a substantial portion of our platform services. Any disruption of, or interference with, our use of Amazon Web Services could negatively impact our business and operations.
Amazon Web Services provides distributed computing infrastructure platforms for business operations, commonly referred to as “cloud” computing services. We currently run a significant portion of our platform’s computing on Amazon Web Services, and any significant disruption of, or interference with, our use of Amazon Web Services would negatively impact our operations and our business would be seriously harmed. If learners or instructors are unable to access our platform through Amazon Web Services or encounter difficulties in doing so, we may lose learners, instructors, and UB customers. The level of service provided by Amazon Web Services may also impact the adoption and perception of our platform. If Amazon Web Services experiences interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs will also increase if and as our base of learners, instructors, and UB customers grows, and our business, financial condition, and results of operations may be adversely affected if we are unable to grow our revenue faster than the cost of using Amazon Web Services or similar providers increases.
Amazon Web Services may take actions beyond our control that could seriously harm our business, including discontinuing or limiting access to Amazon Web Services, increasing pricing terms, terminating our contract, establishing more favorable relationships or pricing terms with one or more of our competitors, and modifying or interpreting its terms of service or other policies in a manner that impacts our ability to administer our business and operations.
Our payments system depends on third-party providers and is subject to evolving laws and regulations.
We rely on third-party payment processors to process payments made by learners and customers, and to instructors, on our platform. We have engaged third-party service providers to perform underlying card processing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if they terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we will need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to accept online payments, make payments to our instructors or conduct other payment transactions, any of which could make our platform less convenient and attractive and harm our ability to attract and retain learners, instructors, and customers. In addition, if these providers increase the fees they charge us, our operating expenses could increase.
The laws and regulations related to payments are complex and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, or force us to stop offering certain third-party payment services. In addition, as we expand our international operations, we will need to accommodate international payment method alternatives. As we expand the availability of new payment methods in the future, including internationally, we may become subject to additional regulations and compliance requirements.
Further, through our agreement with our third-party credit card processors, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to additional fines and higher transaction fees and lose our ability to accept credit and debit card payments from our learners and UB customers, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected.

The use of our platform could be adversely affected if our mobile solutions are not effective.
Learners have been increasingly accessing our platform on mobile devices through our Udemy and UB apps in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult. Those accessing our platform primarily on mobile devices may not enroll in the courses offered on our platform as often as those accessing our platform through personal computers, which could result in less revenue for us. If we are not able to provide a rewarding experience on mobile devices, our ability to attract learners to our platform could be impaired, and consequently our business may suffer.
As new mobile devices and mobile features are released, we may encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources.
The success of our mobile apps could also be harmed by factors outside our control, including:
•actions taken by mobile app distributors, including the Apple App Store and the Google Play Store;
•unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store;
•increased costs in the distribution and use our mobile app; or
•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive offerings.
If our learners encounter difficulty accessing or using, or if they choose not to use, our mobile platform, our business and results of operations may be adversely affected.
Internet search engines drive traffic to our platform and, if we fail to appear prominently in search results, our growth rate could decline and our business, financial condition and results of operations could be adversely affected.
Many learners find our website through internet search engines, like Google. A critical factor in attracting learners to our website is how prominently we are displayed in response to search queries. Search engine companies typically provide two types of search results: algorithmic listings and paid advertisements. We rely on both types of search results to attract visitors to our website. Algorithmic search result listings are determined and displayed in accordance with a set of proprietary formulas or algorithms developed by particular search engine companies. From time to time, these companies revise their algorithms without notice. In some instances, these modifications have caused our website to be listed less prominently in search results. In addition, search engine companies retain broad discretion to remove from search results any company whose marketing practices are deemed to be inconsistent with the search engine companies’ guidelines. If our marketing practices violate or appear to violate search engine company guidelines, we may, without warning, not appear in search result listings at all. If we are listed less prominently or fail to appear in search result listings for any reason, visits by prospective learners to our website would likely decline. We may not be able to replace this traffic and any attempt to do so may require us to increase our sales and marketing expenditures, which may not be offset by additional revenue and could adversely affect our operating results.
Risks related to our intellectual property
We may be unable to adequately obtain, maintain, protect, and enforce our intellectual property and proprietary information, which could adversely affect our business, financial condition, and results of operations.
Our business depends on our intellectual property, the protection of which is critical to our success. We rely on a combination of intellectual property rights, including patents, trade secrets, trade dress, domain names, copyrights, and trademarks to protect our competitive advantage, all of which offer only limited protection. The steps we take to protect our intellectual property, including physical, operational, and managerial protections of our confidential information, contractual obligations of confidentiality, assignment agreements with our employees and contractors, license agreements, and the prosecution and maintenance of registrations and applications for registration of intellectual property rights, require significant resources and may be inadequate. We will not be able to protect our competitive advantage if we are unable to establish, protect, maintain, or enforce our rights or if we do not detect or are unable to address unauthorized use of our intellectual property. We may be required to use significant resources to monitor and protect these rights. Despite our precautions, it may be possible for unauthorized third parties to copy portions or all of our platform and use information that we regard as proprietary to create services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our proprietary information may be unenforceable under the laws of certain jurisdictions.
We hold various registered trademarks in the United States and in foreign jurisdictions. We also have common law rights in some trademarks and pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.udemy.com and some other variations. Competitors may adopt service names or domain names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, our registered or unregistered trademarks or trade names could be declared generic, and there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Further, we hold a small number of issued patents and thus have a limited ability to exclude or prevent our competitors from implementing technology, methods, and processes similar to our own. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of our rights and the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register its trademarks or otherwise secure rights in our intellectual property. We expect to continue to expand internationally and, in some foreign countries, the mechanisms to establish and enforce intellectual property rights may be inadequate to protect our technology, which could harm our business.
It is our policy to enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships. No assurance can be given that these agreements will be effective in controlling access to our proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, may not be adequate to protect our confidential information, trade secrets, and proprietary technologies, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets, or proprietary technology. Further, these agreements do not prevent our competitors or others from independently developing products that are substantially equivalent or superior to ours. In addition, others may independently discover our trade secrets and confidential information, and in such cases we may not be able to assert any trade secret rights against such parties. Additionally, we may from time to time be subject to opposition or similar proceedings with respect to applications for registrations of our intellectual property, including trademarks. While we aim to acquire adequate protection of our brand through trademark registrations in key markets, occasionally third parties may have already registered or otherwise acquired rights to identical or similar marks for services that also address our market. We rely on our brand and trademarks to identify our platform and to differentiate our platform and services from those of our competitors, and if we are unable to adequately protect our trademarks, third parties may use our brand names or trademarks similar to ours in a manner that may cause confusion in the market, which could decrease the value of our brand and adversely affect our business and competitive advantages.
Our intellectual property rights and the enforcement or defense of such rights may be affected by developments or uncertainty in laws and regulations relating to intellectual property rights. Moreover, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our intellectual property or marketing of competing products in violation of our intellectual property rights generally.
Policing unauthorized use of our intellectual property and misappropriation of our technology and trade secrets is difficult and we may not always be aware of such unauthorized use or misappropriation. Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, copy, or otherwise obtain and market or distribute our technology or otherwise develop services with the same or similar functionality as our platform. If our competitors infringe, misappropriate, or otherwise violate our intellectual property rights and we are not adequately protected, or if our competitors are able to develop a platform with the same or similar functionality as ours without infringing our intellectual property, our competitive advantage and results of operations could be harmed. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement by our competitors but may choose not to bring litigation to protect our intellectual property rights due to the cost, time, and distraction of bringing such litigation. Furthermore, if we do decide to bring litigation, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services, and technology or the enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our platform, prevent or delay introductions of new or enhanced solutions, result in us substituting inferior or more costly technologies into our platform, or injure our reputation. Furthermore, many of our current and potential competitors may have the ability to dedicate substantially greater resources to developing and protecting their technology or intellectual property rights than we do.
Intellectual property litigation, including litigation related to content available on our platform, could result in significant costs and adversely affect our business, financial condition, results of operations, and reputation.
Companies in the technology industry are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive notices that claim we have infringed, misappropriated, or misused other parties’ intellectual property rights, including with respect to content made available on our platform by instructors and other third parties. As we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Any intellectual property claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Furthermore, we may not qualify for the safe harbors established by laws in the United States and other countries protecting online service providers from claims related to content posted by users, or those laws could change in a manner making them difficult or impossible to qualify for such protection, increasing our exposure. While our Terms of Use, Instructor Terms and Trust & Safety policies require instructors to respect the intellectual property rights of others, we have limited ability to influence the behavior of third parties, and there can be no assurance that these terms and policies will be sufficient to dissuade or prevent infringing activity by third parties on our platform. For more information, see “—Risks related to our business and operations—We could face liability, or our reputation might be harmed, as a result of courses posted to our platform.”
Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our platform.
We use open source software in our platform and expect to continue to use open source software in the future. In addition, we contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses and anticipate continuing to do so in the future. Additionally, under some open source licenses, if we combine our proprietary software with open source software in a certain manner, certain proprietary software (including our own software) or other intellectual property rights could become subject to obligations to be disclosed in source code form and licensed, including for the purpose of enabling further modification and distribution, and at no charge or for only a nominal fee. Third parties may also seek to enforce the terms of the applicable open source license through litigation which, if successful, could subject us to liability and require us to make our proprietary software source code available under an open source license, seek to purchase a license (which, if available, could be costly), and cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. Many of the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. While we try to insulate our proprietary code from the effects of such open source license provisions, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products in potentially disruptive ways, or that they will not do so in the future. In addition to risks related to open source license requirements, use of certain open source software may pose greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition, and results of operations.
Risks related to financial reporting, taxation, and operations as a public company
We are an emerging growth company, and any decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
•our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
As a result, our stockholders may not have access to certain information that they may deem important. We will remain an emerging growth company until the earliest of:
•the last day of the fiscal year in which we have at least $1.07 billion in annual revenue;
•the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the completion of the IPO.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of this extended transition period until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
So long as we qualify as an emerging growth company, we may elect not to provide you with certain information that we would otherwise have been required to provide in filings we make with the Securities and Exchange Commission (the “SEC”), which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our common stock may be adversely affected. Further, we cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and may decline.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, lead to a decline in the market price of our common stock.
As a public company, we will be required to comply with the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act, among other things, requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.
Under the Sarbanes-Oxley Act, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K, and, once we cease to be an emerging growth company and if we are deemed to be an accelerated filer or large accelerated filer for purposes of the Exchange Act, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which we anticipate will be costly, challenging, and time consuming. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our common stock. In addition, we could be subject to sanctions or investigations by Nasdaq, the SEC, and other regulatory authorities.
Operating as a public company requires us to incur substantial costs and administrative burdens, which could have an adverse effect on our business, financial condition and results of operations.
As a public company, we incur substantial legal, accounting, administrative, and other costs and expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” As a public company, we are subject to additional reporting and other obligations, such as the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, and the applicable listing standards of Nasdaq. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. Our business and financial condition will become more visible as a result of our reporting obligations as a public company, which may result in threatened or actual litigation, including by competitors.
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and certain members joined us more recently. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
Unanticipated changes in our effective tax rate and additional tax liabilities, including as a result of our international operations or implementation of new tax rules, could harm our future results of operations.
We are subject to income taxes in the United States and certain foreign jurisdictions, including Brazil, India, Ireland, Japan, and Turkey. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses, any decision to repatriate non-U.S. earnings for which we have not previously provided for taxes and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate would reduce profitability or increase losses. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. In addition, we are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.
As we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
On an ongoing basis, we are subject to examination by federal, state, local, and foreign tax authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition, and results of operations. We believe our income, employment, and transactional tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, but an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period. Certain risks relating to employment taxes and sales taxes are described in more detail under “—Taxing authorities may successfully assert that we have not properly collected or remitted, or in the future should collect or remit, sales and use, gross receipts, value added, or similar taxes, or employment, payroll, or withholding taxes, and may successfully impose additional obligations on us, and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition, and results of operations.”

Proposed legislation before Congress may make changes to the U.S. tax law, including reduced benefits related to the taxation of foreign income and the imposition of a 15% minimum tax on book income. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws, such as those relating to digital tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

Taxing authorities may successfully assert that we have not properly collected or remitted, or in the future should collect or remit, sales and use, gross receipts, value added, or similar taxes, or employment, payroll, or withholding taxes, and may successfully impose additional obligations on us, and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition, and results of operations.
The application of non-income, or indirect, taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, and gross receipt tax, to businesses like ours is a complex and evolving issue. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.
We are subject to indirect taxes, such as sales, use, value-added, and goods and services taxes, in the United States and other foreign jurisdictions, and we do not collect and remit indirect taxes in all jurisdictions in which we operate on the basis that such indirect taxes are not applicable to us. Certain jurisdictions in which we do not collect and remit such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage learners, instructors, or organizations from using our platform, could increase the cost for consumers using our platform, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes.
Additionally, one or more states, localities, or other taxing jurisdictions may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and are considering related legislation. After the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have enacted laws that would require tax reporting, collection, or tax remittance on items sold online, even where the online seller lacks a physical presence or nexus in that state. Requiring tax reporting or collection could decrease learner or instructor activity, which would harm our business. These state laws could require us to incur substantial costs in order to comply, including costs associated with tax calculation, collection, and remittance and audit requirements, which could make our offerings less attractive and could adversely affect our business, financial condition, and results of operations.
Also, tax rules of certain countries, including the United States, generally require payors to report payments to unrelated parties to the applicable taxing authority and to withhold a percentage of certain amounts and remit such amounts to the applicable taxing authority. Failure to comply with such reporting and withholding obligations with respect to payments we make to our instructors could result in the imposition of liabilities for the underwithheld amounts, fines, and penalties. In addition, a tax authority could assert that we should be withholding employment or other taxes from payments to instructors. In 2020, we began approaching the Internal Revenue Service (the “IRS”), to address our historical withholding amounts for instructors. Due to our large number of instructors and the amounts paid to each, process failures with respect to these reporting obligations could result in financial liability and other consequences to us if we were unable to remedy such failures in a timely manner.
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely affect our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2020, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $167.0 million. The $85.4 million of federal NOLs generated in taxable years beginning prior to January 1, 2018 begin expiring in 2030 if not utilized. The $81.6 million of federal NOLs generated in taxable years beginning after December 31, 2017 have an indefinite carryforward period. The Company acquired $21.0 million of NOLs from the business combination of CorpU. Realization of these NOLs depends on our future profitability. We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. As such, there is a risk that our existing NOLs generated before 2018 could expire unused and be unavailable to offset future income tax liabilities if we never achieve profitability. This may require us to pay federal income taxes in future years even if our NOLs were otherwise sufficient to offset our federal taxable income in such years. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Our NOLs may be similarly impaired under state laws. For example, California recently enacted legislation limiting our ability to use our state NOLs for taxable years 2020, 2021 and 2022. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of these assets. If our NOLs and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and federal tax credit carryforwards to offset its post-change taxable income, or reduce its federal income tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. We may be limited as to the amount of our current NOLs and tax credit carryforwards that can be utilized each year as a result of previous ownership changes. We have performed a Section 382 study to determine any potential Section 382 limitations on the utilization of our NOLs and tax credit carryforwards and have determined that our company experienced two ownership changes: one in connection with our Series A and A-1 preferred stock offering in September 2011, and another in connection with our Series B preferred stock offering in November 2012. We have estimated that the gross U.S. federal NOLs from 2010 to 2012 that would be subject to limitation are approximately $3.6 million. If it is determined that we have in the past experienced additional ownership changes, including as a result of our IPO, future transactions in our stock, some of which are outside our control, or both, our ability to use our NOLs and federal tax credit carryforwards to reduce future taxable income and liabilities may be further limited. The Company is currently performing a Section 382 study with regard to the CorpU business combination to determine any potential Section 382 limitations on the utilization of its NOLs for the period up to the acquisition date. Similar limitations may apply under state tax laws.
Our results of operations, which we report in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the nine months ended September 30, 2021, 41% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our reported financial results may be adversely affected by changes in generally accepted accounting principles.
Generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

Risks related to ownership of our common stock
The trading price of our common stock may be volatile, and you could lose all or part of your investment.

Prior to our IPO in October 2021, there was no public market for our common stock. The lack of an active market for our Class A common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares and may result in significant price and volume fluctuations. Factors that could cause fluctuations in the trading price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•announcements by us or our competitors of new services or platform features;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•actual or perceived privacy or security breaches or other incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, natural disasters, or responses to these events.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

A significant portion of our common stock is restricted from immediate resale but may be sold into the market in the near future, which could depress the market price of our common stock.
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that such sales could occur.

We and all of our directors, executive officers and the holders of substantially all of our equity securities outstanding prior to our IPO are subject to lock-up agreements with the underwriters of our IPO, or market standoff agreements with us, that restrict their ability to transfer shares of our common stock during the period ending on April 26, 2022.

In addition, up to approximately 440,000 shares of our common stock held by employees with a title below senior vice president may be sold at the opening of trading on December 10, 2021, which is the second trading day immediately following our public release of earnings for the third quarter of 2021, pursuant to the terms of the lock-up agreements with the underwriters of our IPO. Up to approximately 18,600,000 additional shares of our common stock may also be sold at the opening of trading on the second trading day immediately following our public release of earnings for the fourth quarter of 2021, also pursuant to the terms of the lock-up agreements with the underwriters of our IPO.

Upon the expiration of the restricted period described above, substantially all of the securities subject to such lock-up and market standoff restrictions will become eligible for sale, subject to compliance with applicable securities laws. In addition, at any time with or without public notice, Morgan Stanley & Co. LLC may in its discretion release shares subject to such lock-up agreements prior to the expiration of the lock-up period described above. As these resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

Additionally, as of September 30, 2021, holders of 109,132,406 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act, which are subject to the limitations of Rule 144. Sales of securities by any of these stockholders or the perception that such sales could occur could adversely affect the trading price of our common stock.
Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution to our stockholders and cause the price of our common stock to decline.
We may issue additional common stock, convertible securities, or other equity from time to time. We also expect to issue common stock to our employees, directors, and other service providers pursuant to our equity incentive plans. Such issuances will be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of holders of our common stock.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our industry, or if they change their recommendation regarding our common stock adversely, the market price and trading volume of our common stock could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our common stock to decline.

We do not expect to pay dividends in the foreseeable future.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. Consequently, stockholders must rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Our directors, executive officers, and principal stockholders beneficially own a substantial percentage of our common stock and are able to exert significant control over matters subject to stockholder approval.
After the completion of our IPO, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 61% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws might delay, discourage or prevent a merger, tender offer or proxy contest, thereby depressing the market price of our common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”), may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make any acquisition of our company more difficult or delay or prevent changes in control of our management. Among other things, these provisions:
•provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;
•authorize our board of directors to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
•provide that the authorized number of directors may be changed only by resolution of the board of directors;
•provide that all vacancies on our board of directors and all newly created directorships may only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, or by a sole remaining director, except as otherwise required by law, our governing documents or resolution of our board of directors, and subject to the rights of the holders of our preferred stock;
•establish that our board of directors is divided into three classes, with each class serving staggered three-year terms;
•provide that a director may only be removed from the board of directors by the stockholders for cause and only by the affirmative vote of the holders of at least a majority of the voting power of the issued and outstanding capital stock entitled to vote in the election of directors;
•prohibit cumulative voting (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);
•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;

•provide that special meetings of our stockholders may be called only by the board of directors acting pursuant to a resolution adopted by the majority of the entire board of directors, the Chairperson of the board of directors, our Chief Executive Officer or our President;
•provide that, unless we otherwise consent in writing, a state or federal court located within the State of Delaware shall be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, and our amended and restated bylaws, or (4) any action asserting a claim against us governed by the internal affairs doctrine;
•provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act; and
•require a super-majority vote of stockholders to amend some of the provisions described above.
These provisions, alone or together, could delay, discourage, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our amended and restated bylaws provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees and, in turn, discourage lawsuits against our directors, officers, or employees.
Our amended and restated bylaws provide that, to the fullest extent permitted by applicable law and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers, or other employees to us or our stockholders; any action arising pursuant to any provision of the DGCL, our certificate of incorporation, or our bylaws; and any other action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to any action brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.
Our amended and restated bylaws also provide that, to the fullest extent permitted by applicable law and unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court and certain other state courts have ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This exclusive federal forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders, or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders, and other employees. Alternatively, if a court were to find either exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
From July 1, 2021 through September 30, 2021, we granted stock options to purchase an aggregate of 1,775,405 shares of our common stock under our 2010 Equity Incentive Plan, as amended, at exercise prices per share of $34.14.
From July 1, 2021 through September 30, 2021, we issued and sold to certain of our service providers an aggregate of 416,393 shares of common stock upon the exercise of options under our 2010 Equity Incentive Plan, as amended, at an exercise price per share ranging from $0.90 to $23.55, for aggregate consideration of approximately $1.6 million.
On August 24, 2021, we issued an aggregate of 61,300 shares of our common stock to a former stockholder of CUX, Inc. (d/b/a CorpU) as partial consideration for the acquisition thereof, for a deemed aggregate purchase price of $30.4 million.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
We filed a registration statement on Form S-1 (File No. 333-260042) for our IPO (the "”Registration Statement”), which was declared effective by the SEC on October 28, 2021. The Registration Statement registered an aggregate of 16,675,000 shares of our common stock, including 2,175,000 shares registered to cover the right to purchase additional shares granted by us to the underwriters. On November 2, 2021, we closed the IPO, in which we sold 14,500,000 shares of our common stock at a price to the public of $29.00 per share for an aggregate offering price of approximately $420.5 million. On November 24, 2021, following the partial exercise of the underwriters' option to purchase additional shares, we sold an additional 650,000 shares of common stock at a price to the public of $29.00 for an aggregate offering price of $18.9 million. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.
Morgan Stanley, J.P. Morgan, Citigroup, BofA Securities, Jefferies, and Truist Securities acted as book-running managers for the IPO. KeyBanc Capital Markets, Piper Sandler, William Blair, Baird and Needham & Company acted as co-managers for the IPO. We incurred underwriting discounts and commissions totaling approximately $23.1 million. In addition, we incurred offering expenses of approximately $6.2 million which, when added to the underwriting discounts and commissions, amount to total expenses of approximately $29.3 million. Thus, our net offering proceeds, after deducting underwriting discounts and commissions and other offering costs, were approximately $391.2 million.
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.
Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40956	3.2	November 2, 2021

4.1	Form of common stock certificate of the Registrant	S-1	333-260042	4.1	October 5, 2021

10.1	Confirmatory Employment Letter by and between the Registrant and Gregg Coccari	S-1	333-260042	10.7	October 5, 2021

10.2	Confirmatory Employment Letter by and between the Registrant and Sarah Blanchard	S-1	333-260042	10.8	October 5, 2021

10.3	Confirmatory Employment Letter by and between the Registrant and Velayudhan Venugopal	S-1	333-260042	10.9	October 5, 2021

10.4	Confirmatory Employment Letter by and between the Registrant and Gregory Brown	S-1	333-260042	10.10	October 5, 2021

10.5	Confirmatory Employment Letter by and between the Registrant and Cara Brennan Allamano	S-1	333-260042	10.11	October 5, 2021

10.6	Confirmatory Employment Letter by and between the Registrant and Llibert Argerich	S-1	333-260042	10.12	October 5, 2021

10.7	Confirmatory Employment Letter by and between the Registrant and Prasad Gune	S-1	333-260042	10.13	October 5, 2021

10.8	Change in Control and Severance Agreement by and between the Registrant and Gregg Coccari	S-1	333-260042	10.14	October 5, 2021

10.9	Change in Control and Severance Agreement by and between the Registrant and Sarah Blanchard	S-1	333-260042	10.15	October 5, 2021

10.10	Change in Control and Severance Agreement by and between the Registrant and Velayudhan Venugopal	S-1	333-260042	10.16	October 5, 2021

10.11	Change in Control and Severance Agreement by and between the Registrant and Gregory Brown	S-1	333-260042	10.17	October 5, 2021

10.12	Change in Control and Severance Agreement by and between the Registrant and Cara Brennan Allamano	S-1	333-260042	10.18	October 5, 2021

10.13	Change in Control and Severance Agreement by and between the Registrant and Llibert Argerich	S-1	333-260042	10.19	October 5, 2021

10.14	Change in Control and Severance Agreement by and between the Registrant and Prasad Gune	S-1	333-260042	10.20	October 5, 2021

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Udemy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Udemy, Inc.

Date: December 8, 2021	By:	/s/ Gregg Coccari
Gregg Coccari
President and Chief Executive Officer

Date: December 8, 2021	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer