Form 10-K
period 2021-12-31
Udemy, Inc.
filed 2022-03-25
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number              001-40956
Udemy, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1779864
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Harrison Street, 3rd Floor San Francisco, California	94107
(Address of Principal Executive Offices)	(Zip Code)
(415) 813-1710
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	UDMY	The Nasdaq Stock Market
Securities registered pursuant to section 12(g) of the Act: None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared to issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on December 31, 2021, based on the closing price of the registrant’s common stock as reported by the Nasdaq Stock Exchange on that date, was approximately $1.1 billion. The registrant has elected to use December 31, 2021 as the calculation date because on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 15, 2022, 139,534,116 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

i

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition, or prospects:

•We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future. We incurred net losses of $80.0 million, $77.6 million and $69.7 million during the fiscal years ended December 31, 2021, 2020 and 2019 respectively, and, as of December 31, 2021, we had an accumulated deficit of $458.5 million.
•We have a limited history in an emerging and dynamic market, which makes it difficult to evaluate our future results of operations.
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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:
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
Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
Investors and others should note that we may announce material information to the public through filings with the Securities and Exchange Commission, our website (udemy.com), press releases, public conference calls, and public webcasts. We encourage our investors and others to review the information disclosed through such channels as such information could be deemed to be material information. Please note that this list may be updated from time to time.

v

PART I. FINANCIAL INFORMATION
Item 1. Business

Overview

Udemy is a two-sided marketplace where our instructors develop content to meet learner demand. Courses can be accessed through our direct-to-consumer or UB offerings. Courses on both offerings address learning objectives such as reskilling or upskilling in technology and business, enhancing soft skills, and personal development. We analyze data gathered to better determine our learners’ needs, helping us match individuals with relevant courses and, within UB, learning paths for a more personalized experience. Our learners also receive access to interactive learning tools such as quizzes, exercises, and instructor questions-and-answers, or Q&A.

Our UB offering helps over 10,500 global organizations, defined as companies of all sizes, nonprofits, and government agencies, whom we refer to as UB customers or enterprise customers, support employees’ professional growth and personal development through learning. The UB course catalog reflects the continuous curation of our broader platform content; we select for the most engaging, relevant, and high-quality courses that best fit the requirements of organizations. Our rigorous curation process considers factors such as learner feedback and ratings, topic relevance, content quality, and instructor engagement.

Our solution: the world’s learning platform

Our platform allows individual learners and organizations all over the world to access affordable, relevant, and up-to-date content from experts and experienced practitioners in nearly every field. We combine this high-quality content with data insights and technology to create a platform purpose-built to meet the specific needs of learners, instructors, and organizations.

In effect, our platform delivers a powerful flywheel of content creation, engagement, and continuous content optimization. Our expert instructors continuously generate new courses and update existing ones, while our marketplace encourages engagement on the most in-demand topics. The volume and frequency of these interactions allow us to generate meaningful insights and provide real-time feedback and analytics for our instructors. These data insights in turn improve content quality, enhance course personalization, and optimize productivity and satisfaction for our learners.

One way that we foster access to courses for individual learners and organizations is through broad content distribution across our various channels. We leverage machine learning (“ML”), to increase learner retention and conversion using enhanced personalization. At the same time, we believe our model encourages more relevant and engaging content through well-aligned incentives for our instructors, supported by consistent improvement from the feedback and data collected from individual learners and UB customers.

Over 19,000 free courses are available on our platform. These free courses represent an important entry point for learners to experience our platform. Through this free content, we are able to build a large and cost-effective top of the funnel for both consumer and UB leads. Once learners interact with our platform, our ML algorithms recommend courses for learners to purchase based on topic, quality, instructor rating, number of enrollments, learner’s country of origin, and more. The algorithms help us maximize revenue while offering the best value to learners.

We also offer unlimited access to a curated catalog of courses through our Consumer, Enterprise, and Team plan subscriptions. The courses selected for the subscription offerings are among the highest quality, most relevant, and most popular on our platform. Pricing for our subscription plans typically begins at a price of $30 per seat per month, subject to geographic variations.

What we offer our learners

We provide 49 million learners with relevant, affordable, and high-quality content, and we do this on a platform that enables the constant improvement of our courses by leveraging the social validation of over 680 million course enrollments, as well as thousands of ratings and reviews. With Udemy, learners can fulfill objectives involving:

•Technical skills: Learners often seek to gain proficiency in the latest technology, which helps them stay competitive through upskilling or reskilling their capabilities.

•Business skills: Business and professional soft skills, such as negotiation strategy or team leadership, are in constant demand as individuals look to advance their careers, react to new workplace environments, or take on new responsibilities.

•Personal development: Learners like to complement their primary skills with discovery of new interests or hobbies such as music, drawing, and wellness.

Learners on Udemy receive a comprehensive and immersive experience through interactive exercises and the ability to communicate directly with instructors through question-and-answer functionality. Our courses feature world-class instructors like Angela Yu, founder of the programming bootcamp London App Brewery, and Jose Portilla, the Head of Data Science of Pierian Data.

We work to create a trusted and welcoming platform for learners by implementing policies and procedures intended to encourage respectful behavior. This includes requiring instructors to respect the intellectual property rights of others and prohibiting the posting of any inappropriate, offensive, false, or infringing content. As part of our publication process, we assess whether courses satisfy a checklist of technical criteria related to their audio, video, and course descriptions, and we reject courses on topics prohibited on our platform. Additionally, Udemy enables learners and other parties to easily report conduct that violates our policies, and our Trust & Safety team maintains processes to take action when we become aware of policy violations, which can range from the temporary disabling of communications features in cases of excessive use to the removal of content and termination of accounts in cases of more serious policy violations, such as the posting of infringing content.

Our refund policy for courses purchased on our consumer marketplace offers learners the ability to request a cash or credit refund up to 30 days from their purchase, subject to certain refund policy guidelines.

What we offer our UB customers

We have over 10,500 global UB customers, including 49 of the Fortune 100. Companies such as Citi, Jaguar Land Rover, Tata Consultancy Services, Booz Allen Hamilton, PayPal, Box, Sapient, and Eventbrite are trusting UB to help them achieve their learning and development goals, drawn by the real-world expertise and experience of our instructors.

We are focused on helping UB customers upskill and reskill their teams to increase productivity, inspire innovation, address digital transformation, and drive talent retention, particularly in a post-COVID-19 world. UB customers typically express high satisfaction with their UB experience, resulting in our average net promoter score of 61 and an average course rating from UB learners of 4.5 out of 5.0 stars, in each case as of December 31, 2021.

Our content is relevant to organizations across a variety of industries and includes courses in subjects like technology and business skills. Our curated UB offering begins with over 6,800 of the most engaging and relevant courses available on our platform, selected to meet the needs and standards of some of the world’s largest enterprises. As a part of this offering, we also offer over 7,500 additional non-English language courses, which includes collections in Spanish, Portuguese, German, Japanese, French, Italian, Mandarin, Turkish, Polish, Korean, Russian, Arabic and Indonesian.

We use a rigorous selection process across a wide set of criteria to determine the courses that will be offered as part of UB, including:

•User behavior: Learner feedback and ratings, as well as content searches, help us determine which courses to maintain or add to UB.

•Customer input: Specific content requests, prospects’ requests for proposal, and customer success stories are evaluated to identify new areas of focus that help ensure the continued strong relevance of our offering.
•
•Market research: Industry trends and instructor interviews help us determine relevant topics and new technologies valued by enterprises and their employees.

•Competitor analysis: We monitor market data and analyst reports on an ongoing basis to stay at the forefront of market demand and quickly address any applicable gaps within the topics offered.

We constantly update and enhance the curated list of courses included in the UB course catalog in response to industry changes and technological advancement. As of December 31, 2021, the UB course catalog included over 8,400 courses related to technical skills and over 6,100 courses related to business, personal and professional skills. On average, during 2021, over 500 new courses were added each month. Our overall UB course catalog has increased from fewer than 2,500 courses in 2017 to over 14,000 today.

In addition to high-quality content, we provide the tools and insights necessary for enterprise administrators, managers, and teams to create learning paths. These learning paths allow organizations to assemble customized learning series made up of Udemy courses, the organization’s own material, and links to external resources. Learning paths are only visible within the organization that creates them, and offer a unique benefit to administrators and employees.

We also offer UB customers a comprehensive analytics dashboard and other powerful tools through which they gain high visibility into the progress, areas of focus, and feedback of their employees. This strong set of tools, which includes our learning playbooks, helps our UB customers better understand and optimize learning experiences for their employees and ensure they are delivering a strong and measurable return on their investment in learning skills.

What we offer our instructors

We offer instructors from around the world access to a global audience of 49 million learners. Our model allows instructors who elect to charge for courses to share directly in the economic upside of the course content they contribute and the growth of our platform. We have an aligned incentive model where payments to instructors are proportional to course sales on our platform. In 2021, our paid instructors earned $176.9 million from Udemy for their courses. In 2020, our paid instructors earned $161.4 million from Udemy for their courses. The breadth of instructors and courses contributes to the wide variety of content topics available on our platform, as well as meaningful depth within most content categories. We believe that this combination of breadth and depth helps foster competition and choice on our platform and attracts learners and enterprise customers.

We enable our instructors to drive innovation and ongoing engagement on our platform. We not only provide instructors access to millions of learners but also offer proprietary tools to help them generate more relevant and better content. Instructors are able to use platform insights, review feedback from learners, and harness analytics dashboards to manage their course content, brand, and course marketing. As instructors upgrade their courses, our performance marketing engine identifies and selects the best courses to be featured to each learner around the world. Our marketing engine targets and reaches millions of learners, many more times what instructors would be able to reach on their own. Instructors can also enroll in our promotional pricing program. Through this promotional pricing program, we programmatically control the list price for courses offered through our consumer marketplace, as well as the discounted price shown to consumers during promotional events and campaigns, as and when such promotions occur in our discretion, based on course characteristics like category of content, hours of content, rating, and popularity. In addition, we offer instructors insight on the revenue opportunity and existing content for any given topic, and we provide auto-generated, translated captions from English to Spanish, Portuguese, French, German, Italian, and Polish, so instructors can better reach our global learner base.

When an instructor’s course is added to the UB catalog, instructors are subject to an exclusivity clause for the use of their content on our platform, pursuant to which instructors agree, subject to limited exceptions, not to offer any on-demand content, such as pre-recorded courses, on any competing platform in a way that directly competes with or impairs the sales of such content on our platform. This exclusivity clause is effective for so long as an instructor’s content is included in the UB catalog, and we may continue to include content in the UB catalog for up to 12 months after an instructor elects to opt out of the UB catalog. We believe these exclusivity arrangements increase the value of our offerings by increasing the amount of unique content on Udemy and helping maintain our robust roster of expert instructors.

We believe that, on average, the value we offer instructors ultimately delivers a far higher return on investment relative to other content creation and online learning competitors.

Our growth strategies

We are still in the early stages of our long-term growth strategy. We expect to continue expanding our consumer and UB customer base, instructor network, and content catalog while increasing our market opportunities through the following strategies:

Accelerate the growth of our enterprise business through:

•Successfully executing on our land-and-expand strategy. Our strategy focuses on acquiring new customers and efficiently growing our relationships with existing customers, beginning with either individual users or departmental deployments. Historically, we have expanded from individual to department to multi-department to enterprise-wide sales as UB’s value is proven and enterprise customers identify additional use cases. We intend to continue to expand our sales team footprint globally and to improve our upselling tactics with the assistance of better tools and systems. In addition to inbound leads from our direct-to-consumer offering, we have developed a strong outbound lead-generation process with highly effective account-based marketing operations, allowing us to target, develop, and nurture key accounts in large organizations.

•Improving quality and relevance of our courses. We curate our enterprise catalog by selecting the highest-rated and most engaging courses from our consumer business. We intend to continue leveraging our large platform to source high-quality and relevant curricula. We will also continue to improve the speed and efficiency of our curation processes, enabling us to quickly discern the content most relevant to our enterprise customers.

•Integrating our UB offering with employees’ workflow. We provide easy-to-implement learning playbooks, which enable customers to combine UB courses with their own in-house training to create blended learning programs. UB learners can also take advantage of our personalized content recommendations, which we derive from the data we collect. We currently integrate with existing employee learning-and-development and HR workflows, including our customers’ learning management systems and learning experience platforms, to help enable a more robust offering for UB learners and greater employer visibility into learning. Examples of these integrations include Workday, SAP SuccessFactors, Slack, and ServiceNow. Integrations enable UB customers to incorporate learning in the flow of work: learners can discover, search, and consume our UB catalog. Leaders can sync, track, and report learning progress for employees across other HR systems and also encourage learning across the organization through reminders and sharing on existing company messaging platforms. Looking forward, we intend to expand our offering to integrate with additional employee learning-and-development and HR workflows, and to introduce additional services for employees, thus expanding usage within our UB customers.

•Deliver immersive learning experiences. Our platform currently offers powerful learning experiences including practice tests, coding exercises, and quizzes, which permit learners to prepare for certification exams and better retain what they have learned. We intend to expand our offerings to include deeper skills assessments, labs, and cohort-based learning. Assessments increase learning efficiency by identifying further areas of study for learners. Labs enable learners to practice the skills they are learning in the applicable technical environments. Cohort-based learning combines synchronous and asynchronous learning together with reflections and virtual classroom time, enabling learning from one’s peers and creating accountability to the cohort for course completion and live participation. We will also consider acquisitions to expand the immersive learning experiences we offer, with a goal of improving learner outcomes and ultimately increasing retention.

Increase learner retention through:

•Building a global personalization engine. Since the beginning of 2020, we have invested considerable resources in developing a personalization-based technology platform, which includes:

–State-of-the-art eventing platform to track and store every learner interaction with our site and apps;
–Customer data platform to structure and analyze all of our learner data;
–Lifecycle marketing platform to develop, train, and operationalize personalization algorithms; and
–Campaign management platform to link personalization algorithms with customer-facing touch-points such as website placements, emails, and push notifications among others.

Our personalization efforts are only beginning. We believe that these investments will yield high returns around customer engagement, retention, and lifetime value in the years to come.

•Expanding our subscription offering. In early 2021, we launched a direct-to-consumer subscription in beta testing. In its initial format, the subscription offering is similar to our Team plan offering focused on professional skills. Our objective is to provide consumers ongoing access to the platform’s best content for a monthly fee. We believe there is broad demand for learning subscriptions, and we are uniquely positioned to provide a compelling and highly competitive product. We plan to test and launch additional forms of subscriptions including bootcamp-style courses with assessments and labs to help learners reach new levels of proficiency. We believe that consumer subscriptions, in the absence of employer-sponsored access, will increase the retention of individual learners who seek to continuously acquire new skills and value greater ongoing access to content. Offering different subscription packages based on area of expertise or added features, for example, will allow us to capture different types of individual learners at different price points, all while increasing their engagement with Udemy.

Expand our geographic footprint through:

•Organic expansion. We enter new countries via courses taught in English, as they appeal to a broad audience globally. As the platform grows in popularity through organic levers such as word of mouth or search engine optimization, local instructors create courses in their native languages, increasing Udemy’s appeal to learners fluent in those languages. As of December 31, 2021, we offered over 70,000 courses in languages other than English. We will continue to invest in our technology and our brand to drive search engine optimization and word of mouth in order to continue the organic growth.

•Executing our international playbook. As the content catalog expands in each country, we start investing in additional growth levers such as local payment methods, local currency pricing, and local marketing. These investments drive higher traffic, enrollments, and revenue for our direct-to-consumer business, as well as leads for UB. Once we reach a steady volume of leads to UB, we build in-country go-to-market sales teams to grow and expand our UB customer base. We also may partner with local companies that have an interest in growing the adult learning market in their countries. We have executed our international playbook in a number of countries, including Brazil, India, and Japan, and we are in the process of similar investments in Indonesia, Mexico, South Africa, and other key geographic markets. Our international playbook will continue to allow us to build a targeted list of countries in which we anticipate we will expand with a high likelihood of success.

Competition

The market for developing skills is rapidly growing and highly competitive. We compete for individual learners, enterprise customers, and instructors on the following basis:

•Learners: We compete for learners based on our course catalog, instructors, and learning tools. We believe that we are positioned favorably because of our ability to attract instructors and support them with data and insights to create and refresh high-quality content.

•Udemy Business customers: We compete for customers based on our up-to-date content, the breadth and depth of that content across the full range of core business functions, and advanced product features that optimize self-paced learning and enable organizations to effectively drive programmatic learning. We believe that we are positioned favorably because of the synergies between our consumer and UB businesses, and the strategic partnerships we form with our UB customers that help them drive engagement in their learning programs and, in turn, business outcomes like employee retention and corporate productivity.

•Instructors: We compete for instructors based on our ability to provide monetization opportunities. We believe that we are positioned favorably because of our ability to attract learners across the globe, provide data and insights to help instructors to retain learners, and offer an attractive shared revenue model.

We believe the competitive landscape is not well-suited to address the growing need for people to develop skills that are continuously and rapidly evolving. The traditional publisher model can be slow moving and reactive. Other niche marketplace models cannot serve the learner of today who is focused on developing both the hard and soft skills. We expect to gain market share as our marketplace platform offers the breadth of skills needed by learners and organizations. Competition can include:

•Corporate training offerings, such as those from Pluralsight, LinkedIn Learning, and Skillsoft

•Direct-to-consumer training offerings, such as those from Coursera and edX

•Specialized content training offerings, such as those from A Cloud Guru and Skillshare

•Online free resources used to gather and share knowledge and skills

We believe our business model competes favorably based on multiple factors, including our vibrant ecosystem of learners, organizations and instructors; the differentiated breadth and depth of our marketplace; our data and analytics capabilities; and our global presence and brand recognition.

Sales and marketing

Consumers

Our direct-to-consumer marketing strategy focuses on brand and performance marketing, strategic partnerships, and lifecycle monetization. Brand marketing increases awareness while performance marketing drives incremental traffic among potential learners. The strength of our community and brand drives significant organic acquisition, with the majority of our customers coming from unpaid channels. Our strategic partnerships aim to increase reach by making Udemy courses discoverable on third-party websites and mobile apps. Finally, lifecycle marketing and monetization focuses on building personalization at scale, increasing learner retention and long-term value, optimizing prices and promotions, and testing new monetization models.

Udemy Business

Our consumer ecosystem helps drive UB marketing efficiency and provides leads for prospective UB customers. As we expand to new regions and countries, we first market to organizations to generate brand awareness and interest in our UB offering, and then our sales team identifies and engages with potential customers.

We sell to our UB customers both directly, through our sales teams, and indirectly, through third-party channels. Once an organization signs on, our customer success team partners closely with that organization to track progress toward business outcomes and determine opportunities for expanding usage.

Instructors

Global experts learn about Udemy in a variety of ways including awareness campaigns and by coming to the platform as learners. Once onboard, our platform provides instructors with insights into learner demand and financial opportunity, incentivizing them to create new course content. Our Instructor Partnership team works closely with our top instructors to share plans and develop new products and services.

Seasonality

Historically, we have received a higher volume of orders from new and existing UB customers in the fourth quarter of each year as a result of industry buying patterns. We defer the recognition of our UB bookings over the life of the contract. We also have traditionally seen increased bookings in the Consumer segment as the result of various holiday promotions offered in the fourth quarter. We defer the recognition of our consumer bookings over an estimated service period of 4 months. As a result of these recognition practices, the quarter in which we generate the highest net bookings may be different from the quarter in which we recognize the highest amount of net revenue, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Intellectual property

Our business depends on our intellectual property, the protection of which is critical to our success. We rely on a combination of intellectual property rights, including patents, trade secrets, trade dress, domain names, copyrights, and trademarks to protect our competitive advantage.

As of December 31, 2021, we held 12 registered trademarks in the United States and 24 registered trademarks in foreign jurisdictions, which have various expiration dates between 2022 and 2031. We also have common law rights in some trademarks and pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.udemy.com and some other variations.

Although we rely on intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position.

Technology and research and development

Our technology consists of a global distribution platform designed to support all parties in the learning ecosystem. It features a modern architecture designed to support our continued growth at scale. Our goal is to provide world-class experiences across most screens and devices.

We have a cross-functional, agile team of data scientists, ML engineers, software engineers, and product managers focused on continuously improving our platform to address evolving customer needs. Thus far, the team has built algorithmic and model-driven solutions at scale to provide the following capabilities: personalized and differentiated experiences for all learners, comprehensive instructor tools for content delivery and student engagement, and insights dashboards for enterprises to track employee training progress.

We have built a closed-loop user journey on top of a robust, enterprise-grade technology platform. Through data collection over time, we are able to continue perfecting our learner personalization. Personalized learner experiences begin with offering the correct product and pricing to users through marketing, multi-offering communications, and customer data platforms. Using ML-based tools, we then drive a highly personalized user experience for our learners that includes optimizing the offering, time, and frequency of each communication, recommending relevant content based on learner objectives and preferences, and offering tailored promotions to drive retention and engagement. We also capture learner interest, goals, and searches at different times during the user journey so we can provide the best possible recommendations for courses and learning paths.

We continuously gather market research and leverage user data to optimize the content available on our platform. Through our deep understanding of learner needs, we aim to deliver the right learning content, packaged the right way, and offered at the right time. The data gathered also provides powerful insight tools and feedback to our instructors so they can improve their courses and ultimately preserve the high quality of our overall offering.

Human capital resources

We believe we have a world-class culture with a highly engaged global employee base. We have achieved 4.1 of 5.0 stars on Glassdoor, a platform which represents voluntary reviews among current and former employees, as of December 31, 2021. Additionally, our company has been recognized as a Bay Area Best Place to Work by San Francisco Business Times and as a #1 employer in Turkey on the Great Place to Work lists during 2019, 2020, and 2021. As reflected in our annual employee survey, our employee engagement score is 77%, which is 1% above benchmark for companies at our size and stage.

We are proud of our internal focus on learning and development and leverage the UB platform to drive upskilling and career growth within our organization. “Always Learning” is a key value for our company. We hold monthly “Drop Everything and Learn” hours to provide employees with dedicated time they can use to learn professional or personal skills offered on our platform. We also use UB to provide our team with access to a wide range of content, from important all-company meetings to a variety of management training courses developed by our own Learning & Development team.

Our mission-driven approach to make knowledge opportunities accessible to learners around the world helps drive recruitment to our team. Udemy is the only digital learning company included in the Fortune 2020 Change the World list, and our employees enjoy the opportunity to be a part of a socially conscious brand benefiting all constituents. Overall, we are a leader in gender diversity among companies like ours, with 45% of our global workforce, 26% of our senior leadership, and 26% of our technical workforce identifying as women as of December 31, 2021.

As of December 31, 2021, we had 1,238 full-time employees. None of our employees are represented by unions. We consider the relationship with our employees to be strong and have not experienced interruptions of operations due to labor disagreements.

Additional information

We make available free of charge through our investor relations website, investors.udemy.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, Udemy, Inc., 600 Harrison Street, 3rd Floor, San Francisco, California 94107, e-mail: ir@udemy.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

Item 1A. Risk factors
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Form 10-K, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks related to our business and operations

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future.
We incurred net losses of $80.0 million, $77.6 million and $69.7 million during the fiscal years ended December 31, 2021, 2020 and 2019 respectively, and, as of December 31, 2021, we had an accumulated deficit of $458.5 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
•the effects of natural or man-made catastrophic events, including wars and other armed conflicts, such as Russia’s invasion of Ukraine;
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
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our Consumer and Enterprise segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue at its current pace or at all. For example, in 2020, we experienced a significant increase in engagement with our platform, in part as a result of the COVID-19 pandemic and the shelter in place orders and other efforts that were deployed by governments to mitigate its spread. While the COVID-19 pandemic may have accelerated an ongoing, long-term shift towards online learning, in the short term this level of demand from learners, instructors and organizations may decline as vaccines become more widely distributed and government restrictions are lifted, see “--The COVID-19 pandemic could affect our business, financial condition, and results of operations in volatile and unpredictable ways”. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
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
As part of our instructor community, we strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of December 31, 2021, we had relationships with over 64,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Moreover, because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice.

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
Revenue from our Enterprise segment represented 36%, 24% and 18% of our revenue during the fiscal years ended December 31, 2021, 2020 and 2019, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, to continue to grow our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Customers have no obligation to renew their subscriptions, and they may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. We have had some customers elect not to renew their subscriptions with us in the past, and it is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases. If customers do not purchase additional subscriptions or renew their existing subscriptions, renew on less favorable terms, or fail to continue to expand their engagement with us, our revenue may decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
Our future success will depend in part on the growth, if any, in the demand for online learning solutions. Although the COVID-19 pandemic has accelerated the demand for online learning solutions from both individuals and businesses alike, the online learning market is less mature than the market for in-person instruction and continues to evolve rapidly. There can be no assurance that the heightened levels of demand for online learning solutions experienced during the COVID-19 pandemic will continue once the effects of the pandemic, such as limitations on in-person activities, abate, see “—The COVID pandemic could affect our business, financial condition, and results of operations in volatile and unpredictable ways.” Consequently, it is difficult to predict demand for and continued use of our platform by learners, instructors, and UB customers, the rate at which existing learners and instructors expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if learners or UB customers want to adopt an online learning solution, it may take them a substantial amount of time to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced learner and customer spending, reduced engagement from instructors, attrition by learners, instructors, and UB customers, and decreased revenue, any of which would adversely affect our business, financial condition, and results of operations.
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
The full extent of the impact of the pandemic on our business, financial condition, and results of operations depends on future developments that are uncertain and unpredictable, including the duration and scope of the pandemic (including any potential future waves of the pandemic, either domestically or globally); governmental, business, and individual actions that have been and continue to be taken in response to the pandemic, including the availability, adoption, and effectiveness of COVID-19 vaccines; the effect on our learners, instructors, and UB customers; disruptions or restrictions on our employees’ ability to work and travel; the availability and cost to access capital markets; and interruptions related to our cloud networking and mobile app infrastructure that impact our learners, instructors, and customers. We have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees, including transitioning the majority of our employees to remote work and restricting business travel. As we continue to actively monitor issues arising from the COVID-19 pandemic, we may take further actions that alter our business operations, including as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, learners, instructors, UB customers, business partners, and stockholders.
We have also seen significant and rapid shifts in the traditional models of education and training as the COVID-19 pandemic has progressed. Although we believe the COVID-19 pandemic has increased the need or willingness of businesses, governments, institutions, and individuals to adopt remote, online, and asynchronous learning and training, we cannot predict whether this trend will continue as the pandemic subsides, restrictions ease and the risk and barriers associated with in-person learning and training decrease. Learners and UB customers may choose to revert to more traditional, in-person learning and training solutions following the pandemic, which could adversely affect the demand for our platform and our revenue. Demand for our platform, and, in turn, our revenue, may be volatile as the COVID-19 pandemic, and societal and governmental responses to the pandemic, continue to develop. In addition, the COVID-19 pandemic may negatively impact the financial resources available to learners and UB customers, which could in turn negatively impact our business, financial condition, and results of operations.
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
While we rely on a variety of statutory and common law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (the “DMCA”), the Communications Decency Act (the “CDA”), the fair-use doctrine in the United States and the E-Commerce Directive in the European Union (the “E.U.”), differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for content posted to our platform. As an example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the E.U., which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the E.U. are in the process of determining how Article 17 will be implemented in their particular country. In addition, the E.U. is also reportedly reviewing the regulation of digital services, and it has been reported that the E.U. plans to introduce the Digital Services Act, a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided to us by the E-Commerce Directive. In countries in Asia and Latin America, generally there are not similar statutes to the CDA or E-Commerce Directive. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform failed to take sufficient steps to prevent such content from being uploaded. Although these and other similar legal provisions provide limited protections from liability for platforms like ours, if we are found not to be protected by the safe harbor provisions of the DMCA, CDA, or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, including Article 17 or other proactive obligations to filter or review content for potential infringement of intellectual property, we may owe substantial damages and our brand, reputation, and financial results may be harmed. Moreover, regulators in the United States and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on or through our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.
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
Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, telecommunications failures, blackouts, or other power losses, break-ins, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, inclement weather, public health crises, pandemics or endemics, or other catastrophic events. In particular, our corporate headquarters are located in San Francisco, California, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties, or if our operations were interrupted by telecommunications failures, blackouts, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.
Our business could be harmed if we fail to manage our growth effectively.
The rapid growth we have experienced, and may continue to experience, in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and our ability to handle increased traffic and demand for bandwidth. The growth in the number of learners and instructors using our platform and the amount of educational content available through our platform has increased the amount of data and requests that we process. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance our scalability in order to maintain the performance of our platform. Our growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. We have grown from 230 full-time employees in May 2016 to 1,238 full-time employees in December 2021. We intend to further expand our overall business, including headcount, with no assurance that our revenue will continue to grow. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses.
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
We have in the past acquired, and may in the future pursue acquisitions of, businesses, technologies, services and other assets and strategic investments that complement our business. For example, in August 2021, we announced our acquisition of CUX, Inc. (d/b/a CorpU) (“CorpU”), an online leadership development platform. We have limited experience as an organization with successfully executing and integrating acquisitions. Acquisitions involve numerous risks, including the following:
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
We generated 61%, 61% and 59% of revenue outside North America during the fiscal years ended December 31, 2021, 2020 and 2019, respectively, and, based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
•political, social, and economic instability abroad, wars and other armed conflicts, terrorist attacks, and security concerns in general, including Russia’s invasion of Ukraine;
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
Our strategic and other relationships with partners overseas may also subject us to additional regulatory scrutiny in the United States and other jurisdictions. For example, the Committee on Foreign Investment in the U.S. has continued to apply a more stringent review of certain foreign investment in U.S. companies, and has made inquiries to us with respect to equity investments in us by foreign investors prior to our initial public offering.
Further, as we continue to expand internationally, we could also become subject to increased difficulties in collecting accounts receivable (including as a result of international sanctions or other trade restrictions affecting the geographies in which we or our learners or customers are present), repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations. We have not engaged in currency hedging activities to limit risk of exchange rate fluctuations, and while we may decide to do so in the future, the availability and effectiveness of these hedging transactions may be limited. Changes in exchange rates affect our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our stockholders’ equity.
We are subject to laws and regulations worldwide, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition and results of operations.
We are subject to a variety of laws in the U.S. and abroad that affect our business. As a global platform with learners and instructors in over 180 countries, we are subject to a wide range of laws and regulations regarding consumer protection, advertising, electronic marketing, privacy, data protection and cybersecurity, data localization requirements, online services, freedom of speech, labor, real estate, taxation, intellectual property ownership and infringement, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing.
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

Additionally, we are or may become subject to laws, rules, and regulations regarding cross-border transfers of personal data, including those relating to transfer of personal data outside the European Economic Area (the “EEA”). Recent legal developments have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other jurisdictions. For example, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it noted that reliance on them may not necessarily be sufficient in all circumstances. In addition to other mechanisms (particularly standard contractual clauses), in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). The European Commission has published new SCCs that are required to be implemented over time. Further, on February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom. If approved by the United Kingdom Parliament, these standard contractual clauses will become effective March 21, 2022. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers the ability to opt out of certain types of data sharing and sales of their personal information. The CCPA also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising their rights. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”). The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. Aspects of the interpretation and enforcement of the CCPA and CPRA remain uncertain. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 (at the same time as the CPRA) and shares similarities with the CCPA, the CPRA, and legislation proposed in other states, and in June 2021, Colorado enacted a similar law, the Colorado Privacy Act (the “CPA”), which becomes effective on July 1, 2023. In addition, on August 20, 2021, the Personal Information Protection Law, or PIPL, was adopted in the People’s Republic of China, or PRC, and it went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. The effects of these statutes and other similar federal, state, or foreign laws that may be proposed or enacted are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. These laws and other changes in laws or regulations relating to privacy, data protection, and cybersecurity, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
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
We engage third-party service providers to store and otherwise process certain data, including sensitive and personal information. Our service providers have been, and in the future may be, the targets of cyberattacks, malicious software, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our service providers’ cybersecurity is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss, unavailability, destruction or other processing of data they process for us, including sensitive and personal information. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.
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
More generally, we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms, and other procedures of ourselves of our third-party service providers are or will be adequate to prevent network and service interruption, system failure or loss, corruption, or unauthorized access to, or disclosure, acquisition, unavailability, destruction, or other processing of, data, including personal data, personal information, and other sensitive information that we or they process or maintain. Moreover, our platform could be breached or disrupted if vulnerabilities in our platform are exploited by unauthorized third parties. Since techniques used to obtain unauthorized access change frequently and the size of cybersecurity attacks and of security breaches and incidents are increasing, we and our third-party service providers may be unable to implement adequate preventative measures or stop the attacks while they are occurring. A cybersecurity attack or security breach or incident could delay or interrupt service to our learners, instructors, or organizations and may deter learners, instructors, or organizations from using our platform, and we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident. In addition, any actual or perceived cybersecurity attack or security breach or incident could damage our reputation and brand, expose us to a risk of claims, litigation, regulatory investigations, or other proceedings and possible fines, penalties, or other liability and require us to expend significant capital and other resources to alleviate problems caused by the cybersecurity attack or security breach or incident. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Such mandatory disclosures could lead to negative publicity and any such disclosures, or any belief that a cybersecurity attack, or a security breach or incident, has impacted us, our platform, or our service providers may cause our learners, instructors, or UB customers to lose confidence in the security of our platform and the effectiveness of the cybersecurity measures we and our service providers utilize.
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
Our learners and instructors rely on access to the internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade our access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In 2015, rules approved by the Federal Communications Commission (the “FCC”) went into effect that prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, those rules were repealed in June 2018, and efforts to challenge the repeal in the courts have failed to reverse the FCC’s 2018 decision, and in October 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued a mixed ruling that did not reverse the FCC’s 2015 decision in its entirety. Although this recent court ruling allows states to enact their own net neutrality rules, the repeal of federal protections may make it more difficult or costly for many buyers or instructors to access our platform and may result in increased costs for us, which could significantly harm our business. Outside the United States, government regulation of the internet, including the idea of network neutrality, may be developing or non-existent. It is possible that governments of one or more foreign countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract and retain learners, instructors, and customers may be adversely affected and we may not be able to grow our business as we anticipate.
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
We are subject to income taxes in the United States and certain foreign jurisdictions, including Australia, Brazil, India, Ireland, Japan, and Turkey. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses, any decision to repatriate non-U.S. earnings for which we have not previously provided for taxes and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate would reduce profitability or increase losses. In addition, we are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.
As we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
On an ongoing basis, we are subject to examination by federal, state, local, and foreign tax authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition, and results of operations. We believe our income, employment, and transactional tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, but an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period. Certain risks relating to employment and sales taxes are described in more detail under Note 8 (“Accrued expenses and other current liabilities”).

Proposed legislation before Congress may make changes to the U.S. tax law, which may include reduced benefits related to the taxation of foreign income. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws, such as those relating to digital tax, that may increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
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

As of December 31, 2021, the Company had $189.2 million of federal net operating loss (“NOL”) carryforwards, of which $17.4 million of federal NOLs were acquired in the business combination of CorpU. $101.9 million of federal NOL carryforwards generated in taxable years beginning prior to January 1, 2018 begin expiring in 2030, if not utilized. $87.3 million of federal NOL carryforwards generated in taxable years beginning after December 31, 2017 have an indefinite carryforward period, but are subject to the 80% deduction limitation based upon pre-NOL deduction taxable income. Realization of these NOLs depends on our future profitability. We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. As such, there is a risk that our existing NOLs generated before 2018 could expire unused and be unavailable to offset future income tax liabilities if we never achieve profitability. This may require us to pay federal income taxes in future years even if our NOLs were otherwise sufficient to offset our federal taxable income in such years. There is also a risk that due to regulatory and economic changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Our NOLs may similarly expire under state laws. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of these assets. If our NOLs and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and federal tax credit carryforwards to offset its post-change taxable income, or reduce its federal income tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by

“5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Certain of our gross U.S. federal NOLs are subject to this limitation as a result of these ownership changes, and if it is determined that we have in the past experienced additional ownership changes, including as a result of our IPO, future transactions in our stock, some of which are outside our control, or both, our ability to use our NOLs and federal tax credit carryforwards to reduce future taxable income and liabilities may be further limited. Similar limitations may apply under state tax laws.
Our results of operations, which we report in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the year ended December 31, 2021, 40% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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

Prior to our IPO in October 2021, there was no public market for our common stock. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares and may result in significant price and volume fluctuations. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from wars and other armed conflicts, such as Russia’s invasion of Ukraine, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, natural disasters, or responses to these events.
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

Additionally, as of December 31, 2021, certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act, which are subject to the limitations of Rule 144. Sales of securities by any of these stockholders or the perception that such sales could occur could adversely affect the trading price of our common stock.

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
As of December 31, 2021, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 58% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
Item 1B. Unresolved staff comments

Not applicable.

Item 2. Properties

Our corporate headquarters, consisting of approximately 59,000 square feet of office space in San Francisco, California, is leased through 2024, with an option to extend until 2029. We also lease additional office space in locations around the world, including Mountain View, California; Denver, Colorado; Mechanicsburg, Pennsylvania; Ankara, Turkey; and Dublin, Ireland. We also maintain geographic hubs without office space in Austin, Texas; Boston, Massachusetts; Melbourne, Australia; New Delhi, India; Istanbul, Turkey; and São Paulo, Brazil. We believe that our facilities are suitable to meet our current needs. We also anticipate that suitable additional or alternative space will be available at commercially reasonable terms for future expansion.
Item 3. Legal proceedings
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
California class action complaint
On August 23, 2021, a putative class action complaint captioned Williams v. Udemy, Inc., Case No. 3:21-CV-06489, was filed against us in the U.S. District Court for the Northern District of California alleging violations of California’s unfair competition and false advertising statutes as well as the California Consumer Legal Remedies Act in connection with our pricing practices. The complaint seeks injunctive relief, unspecified damages, restitution and disgorgement of profits. On February 23, 2022, the court granted Udemy’s motion and entered an order staying litigation pending arbitration. The parties are engaged in efforts to resolve this dispute, although, if such efforts fail, we intend to vigorously defend ourselves in this matter.
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
Item 4. Mine safety disclosures
Not applicable.

PART II. OTHER INFORMATION
Item 5. Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities

Market information for common stock

Our common stock is traded on the Nasdaq Stock Exchange under the symbol “UDMY”. Trading of our common stock commenced on October 29, 2021 in connection with our initial public offering.

Use of proceeds

On November 24, 2021, we closed our IPO of 15,150,000 shares of our common stock at an offering price of $29.00 per share, including 650,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our common stock, resulting in gross proceeds to us of $408.4 million, net of the underwriting discounts. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260042), which was declared effective by the SEC on October 28, 2021. We incurred offering expenses of approximately $6.8 million.

There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus for our IPO dated as of October 28, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 29, 2021.

Dividend policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Stockholders

As of December 31, 2021, there were 107 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Recent sales of unregistered equity securities

From October 1, 2021 through October 28, 2021, no stock options were granted to purchase shares of our common stock under our 2010 Equity Incentive Plan, as amended.

From October 1, 2021 through October 28, 2021, we issued and sold to certain of our service providers an aggregate of 373,324 shares of common stock upon the exercise of options under our 2010 Equity Incentive Plan, as amended, at an exercise price per share ranging from $0.90 to $34.14, for aggregate consideration of approximately $1.8 million.

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

Securities authorized for issuance under equity compensation plans

Refer to Item 8, Note 14 (“Common stock”) and Note 15 (“Equity incentive plans”) for information on securities authorized for issuance.

Stock performance graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index") and the Nasdaq Composite Index (“Nasdaq Composite Index”) for each month ended since our IPO on October 29, 2021, assuming an initial investment of $100. Data for the S&P 500 Index and Nasdaq Composite Index assumes reinvestment of dividends.

The graph below uses the closing market price on October 29, 2021 of $27.50 per share as the initial value of our common stock. The comparisons below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN*

Among Udemy, Inc., the S&P 500 Index
and the NASDAQ Composite Index

$120
$100
$80
$60
$40
$20
$0
10/21
11/21
12/21
Udemy, Inc.
S&P 500
NASDAQ Composite

*$100 invested on 10/29/21 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	October 29, 2021	November 30, 2021	December 31, 2021
Udemy	$100.00	$99.96	$71.05
S&P 500 Index	$100.00	$99.31	$103.76
Nasdaq Composite	$100.00	$100.33	$101.08

Item 6. [Reserved]

Item 7. Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part I, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Form 10-K.

A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus (the “Final Prospectus”) filed with the SEC pursuant to Rule 424(b)(4) on October 29, 2021.
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
Udemy operates a two-sided marketplace where our instructors develop content to meet learner demand. Courses can be accessed through our direct-to-consumer or Udemy Business, or UB, offerings. Our platform provides 49 million learners with access to over 180,000 courses in over 75 languages and 180 countries.
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

Key factors impacting our performance

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

Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the fiscal years ended December 31, 2021, 2020, and 2019.

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

Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. With the COVID-19 pandemic, there has been a significant increase in the adoption of online learning solutions, a trend we believe will continue over the long-term. We believe that this heightened demand for online learning solutions from individuals and businesses contributed in part to the significant increase in revenue we experienced beginning in the second quarter of 2020. However, the full extent of the impact of the pandemic on our business, financial condition, and results of operations depends on future developments that are uncertain and unpredictable, including the duration and scope of the pandemic (including any potential future waves of the pandemic, either domestically or globally); governmental, business, and individual actions that have been and continue to be taken in response to the pandemic, including the availability, adoption, and effectiveness of COVID-19 vaccines; the effect on our learners, instructors, and UB customers; disruptions or restrictions on our employees’ ability to work and travel; the availability and cost to access capital markets; and interruptions related to our cloud networking and mobile app infrastructure that impact our learners, instructors, and customers.

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
Consumer revenue consists of individual course content purchases made by individual learners, as well as our consumer subscription offerings. Consumer revenue includes the gross transaction value paid by the learner at checkout, net of (a) actual and estimated refunds and (b) passthrough taxes collected from learners and remitted to governmental authorities. After a successful checkout, consumer learners receive a non-exclusive lifetime license to the digital course content in addition to stand-ready access to the Udemy platform hosting services needed to access the content. Access to the online content on the Udemy platform represents a series of distinct services as we continually provide access to and fulfill our hosting obligation to the learner. This series of distinct services represents a single performance obligation that is satisfied over the estimated service period. Revenue from single course purchases is recognized ratably over the estimated service period, which is four months from the date of enrollment, while revenue from consumer subscriptions is recognized ratably over the contractual subscription term.
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
Cost of revenue also includes payment and mobile processing fees, costs associated with hosting digital content, employee related expenses for our customer support organization, including salaries, benefits, stock-based compensation, facilities and other expenses, depreciation of network equipment, amortization of capitalized software, amortization of vendor relationships and developed technologies acquired through business combinations, and the portion of fees paid to certain reseller partners attributable to their providing customer support services to UB customers. We expect cost of revenue to generally decrease as a percentage of revenue as we increase the percentage of revenue derived from our UB offering.
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
Income tax provision
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Revenue	$515,657	$429,899	$276,327
Cost of revenue (1) (2)	236,024	209,253	143,510
Gross profit	279,633	220,646	132,817
Operating expenses (1)(2)
Sales and marketing	227,023	192,600	126,436
Research and development	66,107	50,643	34,379
General and administrative	64,410	50,783	40,033
Total operating expenses	357,540	294,026	200,848
Loss from operations	(77,907)	(73,380)	(68,031)
Other income (expense)
Interest income (expense), net	(16)	(1,146)	87
Other income (expense), net	(920)	55	(384)
Total other expense, net	(936)	(1,091)	(297)
Net loss before taxes	(78,843)	(74,471)	(68,328)
Income tax provision	(1,183)	(3,149)	(1,375)
Net loss attributable to common stockholders	$(80,026)	$(77,620)	$(69,703)
Net loss per share attributable to common stockholders
Basic and diluted	$(1.46)	$(2.33)	$(2.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	54,972,827	33,384,438	27,096,379
(1)Includes stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,623	$418	$299
Sales and marketing	8,637	7,518	3,001
Research and development	6,816	5,232	2,357
General and administrative	17,604	18,450	3,306
Total stock-based compensation expense	$34,680	$31,618	$8,963
(2)     Includes amortization of intangible assets as follows (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,022	$—	$—
Sales and marketing	481	—	—
Total amortization of intangible assets	$1,503	$—	$—

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Fiscal Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	46	49	52
Gross profit	54	51	48
Operating expenses
Sales and marketing	44	45	46
Research and development	13	12	12
General and administrative	12	11	15
Total operating expenses	69	68	73
Loss from operations	(15)	(17)	(25)
Other income (expense)
Interest income (expense), net	—	—	—
Other income (expense), net	—	—	—
Total other expense, net	—	—	—
Net loss before taxes	(15)	(17)	(25)
Income tax provision	—	(1)	—
Net loss attributable to common stockholders	(15)%	(18)%	(25)%

Comparison of the fiscal years ended December 31, 2021 and 2020
Revenue

	Fiscal Year Ended December 31,		Change
	2021	2020	$	%

Revenue	(in thousands, except percentages)
Consumer	$328,703	$326,454	$2,249	1%
Enterprise	186,954	103,445	83,509	81%
Total revenue	$515,657	$429,899	$85,758	20%
Revenue for the fiscal year ended December 31, 2021 was $515.7 million, compared to $429.9 million in the prior year. Revenue increased by $85.8 million, or 20%, compared to the prior year. For the fiscal year ended December 31, 2021, Consumer and Enterprise revenue were $328.7 million and $187.0 million, respectively, representing 64% and 36% of total revenue, respectively, compared to $326.5 million and $103.4 million, respectively, representing 76% and 24% of total revenue, respectively, in the prior year. The increase in revenue for the fiscal year ended December 31, 2021 was primarily driven by the 44% growth in our UB customer base.

For the fiscal year ended December 31, 2021, total Consumer revenue increased by $2.2 million, or 1%, compared to the prior year. The increase in Consumer revenue is primarily due to a $10.9 million increase in revenue recognized in the period deferred from course purchases in the prior fiscal year, partially offset by a 7% decrease in monthly average buyers.

For the fiscal year ended December 31, 2021, total Enterprise revenue increased by $83.5 million, or 81%, compared to the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base for the fiscal year ended December 31, 2021. Pricing was not a significant driver of the increase in revenue.

Cost of revenue, gross profit and gross margin

	Fiscal Year Ended December 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Cost of revenue	236,024	209,253	$26,771	13%
Gross profit	279,633	220,646	$58,987	27%
Gross Margin	54%	51%
Cost of revenue for the fiscal year ended December 31, 2021 was $236.0 million, compared to $209.3 million in the prior year, which represents an increase of $26.8 million, or 13%. Content costs for the Consumer and Enterprise segments were $131.9 million and $45.0 million for the fiscal year ended December 31, 2021, respectively, compared to $136.0 million and $25.4 million in the prior year, respectively. Content costs as a percentage of segment revenue for the Consumer and Enterprise segments were 40% and 24% for the fiscal year ended December 31, 2021, respectively, compared to 42% and 25% in the prior year, respectively. In our Consumer segment, payment processing fees decreased by $2.8 million in the fiscal year ended December 31, 2021 as compared to the prior year. In our Enterprise segment, customer support costs increased by $8.5 million in the fiscal year ended December 31, 2021 as compared to the prior year. Additionally, for the fiscal year ended December 31, 2021, there was an increase of $2.4 million in amortization expense of capitalized software, amortization expense of intangible assets of $1.0 million in 2021 compared to no expense in the prior year, and an increase of $1.2 million related to stock-based compensation expense when compared to the prior year.

Gross margin was 54% for the fiscal year ended December 31, 2021, compared to 51% for the prior year. The increase in gross margin was primarily due to a shift in mix of revenue toward our Enterprise business, which has comparatively lower content costs as a percentage of revenue relative to the Consumer segment.
Operating expenses

	For Fiscal Year Ended December 31,		Change
	2021	2020	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$227,023	$192,600	$34,423	18%
Research and development	66,107	50,643	15,464	31%
General and administrative	64,410	50,783	13,627	27%
Total operating expenses	$357,540	$294,026	$63,514	22%
Sales and marketing. Sales and marketing expenses for the fiscal year ended December 31, 2021 were $227.0 million, compared to $192.6 million for the prior year. The $34.4 million increase in sales and marketing expense was primarily driven by higher personnel-related expenses of $22.8 million due to headcount growth to grow and support additional demand for our platform, and increased amortization expense of deferred contract costs of $10.3 million due to an expansion of our UB customer base over time. Other drivers of the change include a $2.7 million increase in facility- and IT-related overhead, an increase of $1.1 million related to stock-based compensation, and an increase of $1.1 million related to software subscription costs. These changes were partially offset by a decrease of direct marketing costs of $5.7 million.
Research and development. Research and development expenses for the fiscal year ended December 31, 2021 were $66.1 million, compared to $50.6 million for the prior year. The $15.5 million increase was primarily due to higher personnel-related expenses of $9.5 million, mainly driven by additional headcount, increased software subscription costs of $1.8 million, increased stock-based compensation of $1.6 million, and increased facility- and IT-related overhead of $1.5 million.

General and administrative. General and administrative expenses for the fiscal year ended December 31, 2021 were $64.4 million, compared to $50.8 million for the prior year. The $13.6 million increase in general and administrative expenses was primarily due to an increase $9.5 million increase in professional services, mainly related to accounting and tax services to support the growth of our business, an increase of $9.3 million in personnel-related expenses, mainly driven by additional headcount, and a $1.3 million increase in facility- and IT-related overhead. These changes were partially offset by a decrease of $0.8 million in stock-based compensation expense, and a $5.1 million decrease related to changes in our instructor withholding tax reserve.
Total other income (expense), net

	Fiscal Year Ended December 31,		Change
	2021	2020	$	%

Other income (expense)	(in thousands, except percentages)
Interest expense, net	$(16)	$(1,146)	$1,130	(99)%
Other income (expense), net	(920)	55	(975)	(1773)%
Total other expense, net	$(936)	$(1,091)	$155	(14)%
Total other expense, net for the fiscal year ended December 31, 2021 was $0.9 million, compared to $1.1 million for the prior year. Total other expense, net for the fiscal year ended December 31, 2021 was primarily driven by foreign currency transaction losses, while total other expense, net for fiscal year ended December 31, 2020 was primarily attributable to interest expense on indirect tax reserve liabilities.

Income tax provision

	Fiscal Year Ended December 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)

Income tax provision	(1,183)	(3,149)	1,966	(62)%

For the fiscal year ended December 31, 2021, we recognized income tax expense of $1.2 million, compared to $3.1 million for the prior year. The tax expenses for the fiscal years ended December 31, 2021 and 2020 were primarily due to foreign taxes.

Certain key business metrics and non-GAAP financial metrics
In addition to the measures presented in our consolidated financial statements, we use the key business metrics and non-GAAP financial metrics identified below to help us assess the health of our community, evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Monthly average buyers
A buyer is a consumer who purchases a course or subscription through our direct-to-consumer offering. The number of monthly average buyers is calculated as the average of monthly buyers during a particular period, such as a fiscal year. Our monthly average buyer count is not intended as a measure of active engagement, as not all buyers are active at any given time or over any given period. We believe that the number of monthly average buyers in a given period is an important indicator of the growth of our business and potential future revenue trends. The decrease in monthly average buyers was primarily driven by benefits from the COVID-19 pandemic experienced during the year ending December 31, 2020, which caused significant growth in our monthly average buyers, in comparison to more normalized results seen during the year ending December 31, 2021.

	Fiscal Year Ended December 31,
	2021	2020	2019

	(in thousands)
Monthly average buyers	1,345	1,439	962
Udemy Business customers
We count the total number of UB customers at the end of each period. To do so, we generally count unique customers using the concept of a domestic ultimate parent, defined as the highest business in the family tree that is in the same country as the contracted entity. In some cases, we deviate from this methodology, defining the contracted entity as a unique customer despite existence of a domestic ultimate parent. This often occurs where the domestic ultimate parent is a financial owner, government entity, or acquisition target where we have contracted directly with the subsidiary. We define a UB customer as a customer who purchases Udemy via our direct sales force, reseller partnerships or through our self-service platform. We believe that the number of UB customers and our ability to increase this number is an important indicator of the growth of our UB and future revenue trends. The increase in UB customers is primarily attributable to the continued pursuit of our global land and expand strategy, as well as growth of our enterprise sales force.

	December 31,
	2021	2020	2019
Udemy Business customers	10,515	7,300	5,174
Udemy Business Annual Recurring Revenue

We disclose our UB Annual Recurring Revenue, or ARR, as a measure of our Enterprise revenue growth. ARR represents the annualized value of our UB customer contracts on the last day of a given period. Only revenue from closed UB contracts with active seats as of the last day of the period are included. The increase in UB ARR was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in UB ARR.

	December 31,
	2021	2020	2019

	(in thousands)
Udemy Business annual recurring revenue	$239,257	$137,621	$75,079
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

	December 31,
	2021	2020	2019
Udemy Business net dollar retention rate	118%	118%	132%
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

For the fiscal year ended December 31, 2021, the increase in the Consumer segment gross margin was primarily due to a reduction in consumer content costs and payment processing fees as a percentage of Consumer revenue.

For the fiscal year ended December 31, 2021, the Enterprise segment gross margin was consistent with the prior year, as the mix of as content costs, hosting costs, payment processing fees, and customer support services all remained a consistent percentage of Enterprise revenue when compared to the prior year.

	Fiscal Year Ended December 31,
	2021	2020	2019
Consumer segment revenue	$328,703	$326,454	$225,500
Consumer segment gross profit	$169,361	$160,650	$106,831
Consumer segment gross margin	52%	49%	47%
Enterprise segment revenue	$186,954	$103,445	$50,827
Enterprise segment gross profit	$122,970	$67,926	$31,921
Enterprise segment gross margin	66%	66%	63%
Non-GAAP financial metrics
In addition to the measures presented in our consolidated financial statements, we use the following non-GAAP financial metrics identified below to help us evaluate our business, formulate business plans, and make strategic decisions.

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
•interest expense (income), net;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense; and
•other expense (income), net.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Net loss	$(80,026)	$(77,620)	$(69,703)
Adjusted to exclude the following:
Interest expense (income), net	16	1,146	(87)
Provision for income taxes	1,183	3,149	1,375
Depreciation and amortization	15,297	11,055	8,740
Stock-based compensation expense	34,680	31,618	8,963
Other expense (income), net	920	(55)	384
Adjusted EBITDA	$(27,930)	$(30,707)	$(50,328)
The following table provides a comparison of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2021	2020	2019
Revenue	$515,657	$429,899	$276,327
Net loss	$(80,026)	$(77,620)	$(69,703)
Net loss margin	(16)%	(18)%	(25)%
Revenue	$515,657	$429,899	$276,327
Adjusted EBITDA	$(27,930)	$(30,707)	$(50,328)
Adjusted EBITDA margin	(5)%	(7)%	(18)%
Net loss decreased by $2.4 million in the fiscal year ended December 31, 2021 compared to the prior year, and adjusted EBITDA increased by $2.8 million for the fiscal year ended December 31, 2021 compared to the prior year primarily due to strong revenue growth in both our consumer and UB offerings in excess of the growth of our expenses.
Net loss increased by $7.9 million in the fiscal year ended December 31, 2020 compared to the prior year, while adjusted EBITDA increased by $19.6 million for the fiscal year ended December 31, 2020 compared to the prior year primarily due to strong revenue growth in both our consumer and UB offerings in excess of the growth of our expenses.
Liquidity and capital resources

As of December 31, 2021, we had cash, cash equivalents and restricted cash of $536.8 million, compared to $177.9 million as of December 31, 2020. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.
Sources of funds

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

Use of funds

Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $458.5 as of December 31, 2021. With the exception of positive operating cash flows in the fiscal year ended December 31, 2020, we have historically incurred operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$(7,104)	$9,624	$(16,455)
Investing activities	$(52,693)	$(14,537)	$14,611
Financing activities	$418,634	$131,093	$11,265
Net increase in cash, cash equivalents and restricted cash	$358,837	$126,180	$9,421
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
For the fiscal year ended December 31, 2021 net cash used in operating activities was $7.1 million, primarily consisting of our net loss of $80.0 million, adjusted for non-cash charges of $68.1 million. The main drivers of the changes in operating assets and liabilities were a $66.6 million increase in deferred revenue, resulting primarily from our enterprise business growth, which was offset by a $27.0 million increase in accounts receivable, a $36.5 million increase in deferred contract costs and a $9.9 million increase in prepaid expenses and other assets.
For the fiscal year ended December 31, 2020, cash provided by operating activities was $9.6 million, primarily consisting of our net loss of $77.6 million, adjusted for non-cash charges of $50.4 million and net cash inflows of $36.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $54.7 million increase in deferred revenue, resulting primarily from our enterprise business growth and an increase of $17.5 million in accounts payable, accrued expenses and other current liabilities, which were offset by a $19.6 million increase in accounts receivable, and a $18.9 million increase in deferred contract costs.

For the fiscal year ended December 31, 2019, net cash used in operating activities was $16.5 million primarily consisting of our net loss of $69.7 million, adjusted for non-cash charges of $21.5 million and net cash inflows of $31.7 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $25.3 million increase in deferred revenue, resulting primarily from our enterprise business growth, a $26.3 million increase in accrued expenses and other current liabilities, partially offset by a $10.6 million increase in accounts receivable and a $10.7 million increase in deferred contract costs.
Investing activities
For the fiscal year ended December 31, 2021, net cash used in investing activities was $52.7 million, primarily as a result of our acquisition of CorpU, strategic investments, capital expenditures for property and equipment, and capitalized software costs.
For the fiscal year ended December 31, 2020, cash used in investing activities was $14.5 million, primarily as a result of capital expenditures for property and equipment and capitalized software costs.

For the fiscal year ended December 31, 2019, net cash provided by investing activities was $14.6 million, primarily as a result of net sales and maturities of marketable securities, offset by capital expenditures for property and equipment and capitalized software costs.
Financing activities
For the fiscal year ended December 31, 2021, net cash provided by financing activities was $418.6 million, primarily as a result of proceeds from our initial public offering, as well as issuance of common stock following employee stock option exercises, offset by payments of redeemable convertible preferred stock issuance costs and deferred offering costs.
For the fiscal year ended December 31, 2020, net cash provided by financing activities was $131.1 million, primarily as a result of proceeds from our issuance of redeemable convertible preferred stock and issuance of common stock following employee stock option exercises.

For the fiscal year ended December 31, 2019, net cash provided by financing activities was $11.3 million, primarily as a result of proceeds from issuance of common stock following employee stock option exercises.
Off-balance sheet arrangements
During the period presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies and estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below. See Note 2 to our consolidated financial statements for a description of our other significant accounting policies.

Revenue recognition

We derive revenue from contracts with customers for access to our online learning platform and related services. We derive our revenue from consumer and UB customer arrangements.

Consumer revenue—We generate revenue by selling access to course content on the Udemy platform to general consumers. Consumer offerings consist of (i) single course purchases and (ii) consumer subscription offerings. All contracts with consumer customers are billed in advance and require payment by the customer prior to accessing any course content.

Consumers who purchase an individual course receive a non-exclusive lifetime license to the digital course content in addition to stand-ready access to the Udemy platform hosting services needed to access the content. Because consumers who purchase an individual course receive lifetime access to their purchased content, we believe the estimated service period best represents the time period during which learners access the online course content on the platform. The estimated service period for single course purchases is four months from the date of enrollment.

Consumer subscriptions are typically one-month in duration and paid in advance, with new customers able to sign up for a 7-day free trial period. Subscribers have continuous access to enroll in and consume an unlimited number of curated courses included in the subscription catalog on our platform during the subscription term. Revenue is recognized ratably over the subscription term.

Enterprise revenue—We sell subscription licenses to business, government, and university customers that provide users the ability to enroll in courses and receive certifications upon completion. UB contracts are typically between one and three years in length and consist of a fixed quantity of seat licenses, which allows each seat to access an unlimited number of course enrollments during the contract term. We recognize revenue ratably over the contracted period, after access has been granted to the UB customer, as learners have unlimited access to the course content during the contracted period.

We have determined that we are the principal to customers who purchase access to online individual course content or through a subscription offering, as we control the promised goods or services (i.e., access to course content via the Udemy platform) before it is transferred to the customer and are primarily responsible for fulfillment with respect to delivering access to course content. We also have substantial discretion to determine the pricing of our offerings. We therefore report revenue related to these arrangements based on the gross purchase price paid by customers.

Revenue from contracts with customers is recognized when control of promised services is transferred. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. We determine revenue recognition in accordance with Accounting Standards Codification, or ASC, 606 through the following five steps:

    1) Identify the contract with a customer

We determine a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. Consumer customers are generally required to pay in advance using a credit card. Generally, UB customers are billed upfront annually for contracts with terms of one year or longer or in advance quarterly or semi-annually for contracts with terms of less than one year.

    2) Identify the performance obligations in the contract

We offer a single, combined performance obligation, which is the customer’s access to the online content on the Udemy platform, representing a series of distinct services as we continually fulfill our obligation to provide the customer access to the online licensed content with the functionality of the Udemy platform.

    3) Determine the transaction price

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. The prices for consumer and UB contracts are fixed at contract inception and do not contain significant estimates related to variable consideration. With respect to single course purchases, consumers may request a full refund within 30 days after the initial purchase transaction. We estimate and establish a refund reserve based on historical refund rates, which has historically been immaterial. None of our contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).

    4) Allocate the transaction price to performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price. As access to content is not considered distinct from the Udemy platform hosting services, the transaction price is allocated to a single performance obligation.
    5) Recognize revenue when or as performance obligations are satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those services. We have a stand ready obligation to deliver our services continually throughout the requisite contract period, which is either lifetime access for consumer customers or the contractual subscription term for UB and consumer subscription customers. As such, we recognize revenue on a straight-line basis as we satisfy our performance obligation, using an estimated service period for individual consumers enrollments and the contractual subscription term for UB and consumer subscription customers.

Common stock valuations

Subsequent to our IPO in October 2021, the fair value of common stock is determined on the grant date using the closing price of our common stock.

Prior to our IPO, the fair value of the common stock underlying our stock-based awards has historically been determined by our board of directors, with input from management and corroboration from contemporaneous third-party valuations. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

    • contemporaneous valuations of our common stock performed by independent third-party specialists;

• the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;

• the prices paid for redeemable convertible preferred stock sold to third-party investors by us and prices paid in secondary transactions of common stock, including any tender offers;

    • the lack of marketability inherent in our common stock;

    • our actual operating and financial performance;

    • our current business conditions and projections;

    • the hiring of key personnel and the experience of our management;

    • our history and the introduction of new offerings;

    • our stage of development;

• the likelihood of achieving a liquidity event, such as an initial public offering, a merger, or acquisition of our company given prevailing market conditions;

    • the operational and financial performance of comparable publicly traded companies; and

    • the U.S. and global capital market conditions and overall economic conditions.

Our board of directors determined the fair value of our common stock by first determining the enterprise value of our business, and then allocating the value among the various classes of our equity securities to derive a per share value of our common stock.

For valuations conducted prior to March 31, 2021, the enterprise value of our business was primarily estimated by reference to the closest round of equity financing preceding the date of the valuation. Valuations conducted as of March 31, 2021, and onward utilized multiple valuation approaches, including a market approach, income approach, and a market transaction method approach considering secondary stock sale or tender offer transactions in our common stock.

A market approach relies on an analysis of publicly traded companies similar in industry and/or business model to us. This methodology uses guideline companies to develop relevant market multiples and ratios for key metrics (such as revenue), which are then applied to the corresponding financial metrics to derive enterprise value. Since no two companies are perfectly comparable, premiums or discounts may also be applied to the metrics, for example, if its position in its industry is significantly different from the position of the guideline companies. An income approach estimates enterprise value based on the estimated present value of future cash flows that the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the risks associated with an investment in a company in a similar industry or having similar operational and growth characteristics.

For valuations conducted prior to March 31, 2021, the enterprise value of our business as determined above was then allocated to common stock using the option-pricing method, or the OPM, which models each class of stock as a call option with a unique claim on our assets. Valuations conducted as of March 31, 2021, and onward used a combination of the OPM and probability weighted expected return method, or the PWERM, to allocate the enterprise value of our business among the various classes of stock. Under the PWERM, the value of a company’s particular equity class is estimated based on an analysis of future values for the entire enterprise assuming discrete future outcomes, such as an IPO of our common stock and other non-IPO outcomes. Share value is based upon the probability-weighted present value of these expected outcomes, as well as the rights of each class of preferred and common stock. Determining the fair value of the enterprise using the PWERM requires us to develop assumptions and estimates for both the probability of an IPO liquidity event and non-IPO outcomes, as well as the values we expect those outcomes could yield.

In addition, we considered any secondary transactions and tender offers involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our common stock. Factors considered include the nature of the transactions, the level of company involvement in the transactions, number of different buyers and sellers, transaction volume, timing relative to the valuation date, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved investors with access to our financial information.

Application of these approaches and methodologies involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Stock-based compensation

We account for stock-based compensation from stock-based awards using the estimated fair value of the awards on the date of grant. Stock-based awards include stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and restricted stock granted to employees, directors, and non-employees, and stock purchase rights granted to employees under the Employee Stock Purchase Plan (“ESPP Rights”).

We estimate the fair value of RSUs and restricted stock based on the fair value on the date of grant. We estimate the fair value of stock options, SARs, and ESPP Rights using the Black-Scholes option-pricing model, which requires the use of the following subjective and complex assumptions:

Expected Term—For stock options and SARs, we use the midpoint of the vesting term and contractual expiration period to compute the expected term, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. For ESPP Rights, the expected term is equal to the purchase periods in a given offering period.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the award’s expected term.

Expected Volatility—Since we do not have a sufficient trading history of its common stock, we estimate volatility based on the average historical stock price volatility of comparable publicly-traded companies.

Dividend Yield—The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

Stock appreciation rights granted to employees are settled in cash upon exercise and are accounted for as a liability. Vested and outstanding SARs are subject to remeasurement using the Black-Scholes option-pricing model and the assumptions described above, and any change in fair value is recognized as a component of expense. We adjust the fair value of the liability for vested and outstanding SARs until the earlier of the exercise or expiration of the SARs.

For awards with only service-based vesting conditions, we recognize the resulting stock-based compensation on a straight-line basis over the requisite service period of the awards. Stock-based compensation for awards that are subject to performance conditions are attributed separately for each vesting tranche of the award. The Company accounts for forfeitures in the period they occur.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense.

Instructor withholding tax obligations

We conduct operations in many tax jurisdictions throughout the United States and the rest of the world. We have an obligation to comply with information reporting and tax withholding requirements with regards to certain payments made to our U.S. and non-U.S. instructors. Under U.S. federal income tax rules, in the case where we withhold less than the correct amount of tax, we are liable for the correct amount that we were required to withhold, plus interest and potential penalties. We may be entitled to relief on certain payments if we can obtain documentation (e.g., taxpayer identification forms) from instructors establishing that the instructor payee qualifies for reduced withholding tax rates, or that the instructor payee reported the payments and paid the corresponding taxes owed.

Beginning in March 2020, we began collecting appropriate taxpayer identification forms from our instructors, assessing whether the forms justified a reduced rate of withholding or withholding exemption, and remitting withholding tax payments to the IRS where required. Prior to March 2020, we had not obtained appropriate taxpayer identification forms from instructors, nor remitted applicable tax withholding amounts to the IRS where required. In accordance with GAAP, we recorded a provision for our tax exposure when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. Changes to the withholding tax reserve and estimated interest are recorded in general and administrative expense and interest income (expense), respectively, in our consolidated statements of operations.

Evaluating potential outcomes for instructor withholding taxes is inherently uncertain and requires us to utilize various judgments, assumptions and estimates in determining our reserves. The instructor withholding provision estimate includes several key assumptions including, but not limited to, the tax characterization of our payments made to instructors, the historical lookback practices and scoping precedents of the IRS, the methods for sourcing of instructor payments to U.S. and non-U.S. jurisdictions, and management’s estimate of the relief on certain instructor payments to which we will be entitled. Accordingly, the ultimate resolution of our instructor withholding tax obligations may be greater or less than the amounts we have reserved.

Income taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our income tax expense and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We utilize the asset and liability method under which deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and our reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided for under currently enacted tax law. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations, and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.

Business combinations

In accordance with applicable accounting standards, the Company estimates the fair value of acquired assets and assumed liabilities as of the acquisition date of business combinations. The purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and deferred revenue. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates. Significant estimates in valuing deferred revenue include, but are not limited to, cost to service plus a profit markup.

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

Goodwill and intangible assets

Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Goodwill represents the excess purchase price over assets acquired in the Company’s business combinations. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.
Recent accounting pronouncements
See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.
JOBS Act transition period
We are an emerging growth company as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and qualitative disclosures about market risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest rate sensitivity

As of December 31, 2021, we had $533.9 million of cash and cash equivalents, which include on demand deposits and amounts in transit from certain payment processors for credit and debit card transactions. In addition, we had $2.9 million of restricted cash as of December 31, 2021, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. Our cash and cash equivalents are held for working capital purposes. We did not hold any marketable securities or carry any fixed or variable rate debt during the fiscal years ended December 31, 2021 or 2020, and sold the remainder of our marketable security portfolio in 2019. Given the above facts and circumstances, hypothetical changes in interest rates of 10% would not result in a material impact to our consolidated financial statements.

Foreign currency risk

The reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the fiscal year ended December 31, 2021.

Credit risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse client base, dispersed over various geographic regions and industrial sectors. No single client comprised more than 10% of our consolidated revenue in 2021, 2020 or 2019. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our clients on an ongoing basis to determine if additional allowances for credit losses need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

Item 8. Consolidated financial statements

The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Udemy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Udemy, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 25, 2022

Udemy, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$533,868	$175,031
Accounts receivable, net of allowance for doubtful accounts of $678 and $643 as of December 31, 2021 and December 31, 2020, respectively.	73,180	46,257
Prepaid expenses and other current assets	15,927	6,036
Deferred contract costs, current	18,898	9,640
Total current assets	641,873	236,964
Property and equipment, net	9,887	9,106
Capitalized software, net	20,054	14,013
Restricted cash, non-current	2,900	2,900
Deferred contract costs, non-current	25,647	16,197
Strategic investments	10,000	—
Intangible assets, net	13,597	—
Goodwill	12,646	—
Other assets	3,247	2,916
Total assets	$739,851	$282,096
Liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$34,627	$23,710
Accrued expenses and other current liabilities	40,140	46,778
Content costs payable	35,961	31,483
Accrued compensation and benefits	22,341	20,403
Deferred revenue	208,274	141,439
Total current liabilities	341,343	263,813
Deferred revenue, non-current	2,280	937
Other liabilities, non-current	6,528	3,927
Total liabilities	350,151	268,677
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.00001 par value - zero and 86,348,646 shares authorized; zero and 85,391,338 shares issued and outstanding; and aggregate liquidation value of zero and $274,009 as of December 31, 2021 and December 31, 2020, respectively.	—	274,104
Stockholders' equity (deficit):
Preferred stock, $0.00001 par value- 50,000,000 and zero shares authorized; zero shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	—	—
Common stock, $0.00001 par value - 950,000,000 and 150,000,000 shares authorized; 139,164,693 and 35,627,503 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	1	—
Additional paid-in capital	848,229	117,818
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(458,529)	(378,503)
Total stockholders’ equity (deficit)	389,700	(260,685)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$739,851	$282,096
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal Year Ended December 31,
	2021	2020	2019
Revenue	$515,657	$429,899	$276,327
Cost of revenue	236,024	209,253	143,510
Gross profit	279,633	220,646	132,817
Operating expenses
Sales and marketing	227,023	192,600	126,436
Research and development	66,107	50,643	34,379
General and administrative	64,410	50,783	40,033
Total operating expenses	357,540	294,026	200,848
Loss from operations	(77,907)	(73,380)	(68,031)
Other income (expense)
Interest income (expense), net	(16)	(1,146)	87
Other income (expense), net	(920)	55	(384)
Total other expense, net	(936)	(1,091)	(297)
Net loss before taxes	(78,843)	(74,471)	(68,328)
Income tax provision	(1,183)	(3,149)	(1,375)
Net loss attributable to common stockholders	$(80,026)	$(77,620)	$(69,703)
Net loss per share attributable to common stockholders
Basic and diluted	$(1.46)	$(2.33)	$(2.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	54,972,827	33,384,438	27,096,379
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended December 31,
	2021	2020	2019
Net loss	$(80,026)	$(77,620)	$(69,703)
Change in unrealized gain on marketable securities	—	—	54
Foreign currency translation losses	(1)	—	—
Comprehensive loss	$(80,027)	$(77,620)	$(69,649)
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(in thousands, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance— January 1, 2019	79,472,483	$155,645	26,595,462	$—	$54,399	$(54)	$(237,913)	$(183,568)
Stock-based compensation	—	—	—	—	9,208	—	—	9,208
Unrealized gain on investments	—	—	—	—	—	54	—	54
Exercise of stock options	—	—	4,024,143	—	11,265	—	—	11,265
Cumulative effect of adoption of ASC Topic 606	—	—	—	—	—	—	6,733	6,733
Vesting of early-exercised stock options	—	—	—	—	421	—	—	421
Net loss	—	—	—	—	—	—	(69,703)	(69,703)
Balance—December 31, 2019	79,472,483	155,645	30,619,605	—	75,293	—	(300,883)	(225,590)

Issuance of Series E Convertible Preferred Stock, net of $52 issuance costs	2,569,043	39,948	—	—	—	—	—	—
Issuance of Series F Convertible Preferred Stock, net of $2,320 issuance costs	3,349,812	78,511	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	32,135	—	—	32,135
Exercise of stock options	—	—	5,007,898	—	10,383	—	—	10,383
Vesting of early exercised stock options	—	—	—	—	7	—	—	7
Net loss	—	—	—	—	—	—	(77,620)	(77,620)
Balance—December 31, 2020	85,391,338	274,104	35,627,503	—	117,818	—	(378,503)	(260,685)

Exercise of Series A-1 redeemable convertible preferred stock warrants	12,595	163	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(85,403,933)	(274,267)	85,403,933	1	274,266	—	—	274,267
Issuance of common stock in connection with initial public offering, net of issuance costs and underwriting discount	—	—	15,150,000	—	408,416	—	—	408,416
Stock-based compensation	—	—	—	—	36,701	—	—	36,701
Exercise of stock options	—	—	2,921,957	—	11,028	—	—	11,028
Restricted stock issued for business combination	—	—	61,300	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(80,026)	(80,026)
Balance—December 31, 2021	—	$—	139,164,693	$1	$848,229	$(1)	$(458,529)	$389,700
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(80,026)	$(77,620)	$(69,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,297	11,055	8,740
Amortization of deferred sales commissions	17,801	7,486	3,038
Stock-based compensation	34,680	31,618	8,963
Provision for doubtful accounts	326	182	642
Change in fair value of warrant liability	—	52	58
Other	—	—	95
Changes in operating assets and liabilities:
Accounts receivable	(27,000)	(19,632)	(10,578)
Prepaid expenses and other assets	(9,903)	(3,344)	(1,727)
Deferred contract costs	(36,508)	(18,943)	(10,685)
Accounts payable, accrued expenses and other liabilities	7,272	17,488	26,279
Content costs payable	4,389	6,615	3,113
Deferred revenue	66,568	54,667	25,310
Net cash provided by (used in) operating activities	(7,104)	9,624	(16,455)
Cash flows from investing activities:
Purchases of property and equipment	(5,335)	(5,180)	(3,328)
Capitalized software costs	(12,868)	(9,357)	(7,793)
Purchase of marketable securities	—	—	(1,542)
Proceeds from sale and maturity of marketable securities	—	—	27,274
Payments related to business combinations, net of cash acquired	(24,490)	—	—
Purchases of strategic investments	(10,000)	—	—
Net cash provided by (used in) investing activities	(52,693)	(14,537)	14,611
Cash flows from financing activities:
Net proceeds from exercise of stock options	10,878	10,383	11,265
Net proceeds from issuance of redeemable convertible preferred stock	2	120,710	—
Payment of redeemable convertible preferred stock issuance costs	(2,250)	—	—
Payment of deferred offering costs	(5,183)	—	—
Cash proceeds from initial public offering	415,187	—	—
Net cash provided by financing activities	418,634	131,093	11,265

Net increase in cash, cash equivalents and restricted cash	358,837	126,180	9,421
Cash, cash equivalents and restricted cash—Beginning of period	177,931	51,751	42,330
Cash, cash equivalents and restricted cash—End of period	$536,768	$177,931	$51,751
Supplemental disclosures of cash flow information:
Interest paid	$90	$48	$5
Income taxes paid	$385	$154	$120

Supplemental disclosure of non-cash investing and financing activities:
Accrued redeemable convertible preferred stock issuance costs	$—	$2,250	$—
Unpaid deferred offering costs	$1,586	$—	$—
Stock-based compensation in capitalized costs	$2,571	$749	$281
Increase (decrease) in purchases of property and equipment included in liabilities	$(186)	$131	$76
Vesting of early-exercised stock options, net	$—	$7	$421
Acquisition holdback liability	$1,500	$—	$—
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Notes to Consolidated Financial Statements

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
Initial public offering
On October 29, 2021, the Company completed its initial public offering ("IPO") of common stock, in which it sold 14,500,000 shares. The shares were sold at a price to the public of $29.00 per share for net proceeds of $397.4 million, after deducting underwriting discounts and commissions of $23.1 million. Underwriters were granted an option for a period of 30 days to purchase up to 2,175,000 additional shares of common stock. Upon the completion of the IPO, deferred offering costs of $6.8 million were reclassified into additional paid-in capital as a reduction of the net proceeds received from the IPO. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 85,403,933 shares of common stock on a one-for-one basis.

On November 24, 2021, the underwriters exercised the right to purchase 650,000 additional shares of common stock from the Company, resulting in additional net proceeds of $17.8 million, after deducting underwriting discounts and commissions of $1.0 million. The remaining option to purchase additional shares expired unexercised at the end of the 30 day period.

2.Summary of significant accounting policies
Basis of consolidation and presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation, and all other normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the periods presented have been made.
Segment information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the fiscal years ended December 31, 2021, 2020, and 2019, the Company operated under two operating and reportable segments: Consumer and Enterprise. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 17 “Segment and geographic information.”
Use of estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the results of operations during the reporting periods.
Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, allowance for doubtful accounts, useful lives of property and equipment, capitalization of internally developed software and associated useful lives, stock-based compensation, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated instructor withholding tax obligations, estimated period of consumption for consumer learners’ single course purchases, fair value of the Company’s common stock and convertible preferred stock, the period of benefit for deferred commissions, the fair value and associated useful lives of intangible assets and goodwill acquired via business combinations, and the valuation of privately-held strategic investments, including impairments. Management periodically evaluates such estimates and assumptions for continued reasonableness.
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

Revenue recognition—On January 1, 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers using the modified retrospective method. The Company’s two sources of revenues are its Consumer and Enterprise business channels.

Consumer revenue—The Company generates revenue by selling access to course content on the Udemy platform directly to individual learners. Consumer revenues consist of (i) single course purchases and (ii) consumer subscriptions. All contracts with consumer customers are billed in advance and require payment by the customer prior to accessing any course content, or in the case for new consumer subscription customers, upon expiration of the 7-day free trial.

After checkout, consumer customers purchasing a single course receive a lifetime access license to the digital course content in addition to stand-ready access to the Udemy platform online services needed to access the content. Consumer subscription plans offer on-demand access to a library of courses over a subscription term, as well as additional features and functionalities.

Consumer revenue transactions are governed by Udemy’s standard terms of use. The time between a customer’s payment and the receipt of funds is not significant. Payment terms are generally fixed and do not include variable consideration. Consumer revenues are recorded net of actual and estimated refunds and exclude any taxes that are collected from learners and remitted to governmental authorities. Consumer revenue arrangements do not include significant obligations associated with warranties.

Consumer subscriptions are typically one-month in duration and paid in advance, with new customers able to sign up for a 7-day free trial period. Subscribers have continuous access to enroll in and consume an unlimited number of curated courses included in the subscription catalog on the platform during the subscription term. Subscribers retain access to the courses in which they enroll for the duration of their subscriptions (including any renewal period), even if the instructor subsequently elects to remove the course from the Company’s subscription programs. The continual access to the platform represents a series of distinct services, as the Company continually provides access to, and fulfills its obligation to, the customer over the contract term. Consumer subscriptions automatically renew at the end of each month. Customers may cancel renewal of their subscription at any point but will retain their access to the platform until the end of the current subscription term.

Enterprise revenue—The Company generates revenue by selling subscription licenses to a variety of enterprise and government customers.

The Company’s subscription contracts with enterprise customers generally have annual or multi-year contractual terms and consist of a fixed quantity of seat licenses, which allows each seat to access an unlimited number of course enrollments during the contract term. Subscribers retain access to the courses in which they enroll for the duration of their subscriptions (including any renewal period), even if the instructor subsequently elects to remove the course from the Company’s subscription programs. Enterprise contracts are typically evidenced by a fully executed Master Services Agreement with an accompanying executed Order Form specifying the contractual subscription term and pricing. Revenue is recognized ratably over the respective contractual subscription term beginning on the date that the platform is made available to the customer.

Standard subscription agreements have auto-renewal clauses, which allow the agreement to continue after the expiration of the initial term. The Company’s standard billing terms are to invoice upfront annually for contracts with terms of one year or longer. For contracts that are less than one year, the Company generally bills in advance on a quarterly or semi-annual basis. The Company recognizes unbilled receivables that relate to consideration for services completed but not billed as of period end. The unbilled receivables are recorded in accounts receivable, net, and are not material for any period presented.

Revenue from contracts with customers is recognized when control of promised services is transferred. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services. The Company accounts for revenue contracts with customers using the five-step model under ASC Topic 606:

    1) Identify the contract with a customer

Udemy determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience if available. Consumer customers are generally required to pay in advance using a credit card. Generally, enterprise customers are billed upfront annually for contracts with terms of one year or longer or in advance quarterly or semi-annually for contracts with terms of less than one year.

    2) Identify the performance obligations in the contract

Performance obligations committed in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from Udemy, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. Customers do not have the ability to take possession of the software supporting the platform and, as a result, contracts are accounted for as service arrangements.

The non-exclusive lifetime access license associated with single course purchases and the licensed content associated with subscriptions are not considered distinct from the Udemy platform, because the course content is significantly integrated, and highly interdependent and interrelated with the platform. Specifically, the learner does not obtain control of the course content’s functionality without the Udemy platform. Accordingly, management concluded there is a single, combined performance obligation, which is customer’s access to the online content on the Udemy platform, representing a series of distinct services as the Company continually provides access to and fulfills its obligation to allow access to licensed content and platform functionality to the learner.

    3) Determine the transaction price

The transaction price is determined based on the consideration to which Udemy expects to be entitled in exchange for transferring services to the customer. The prices for Consumer and Enterprise, or Udemy Business (“UB”), contracts are fixed at contract inception and do not contain significant estimates related to variable consideration. With respect to single course purchases, consumers may request a full refund within 30 days after the initial purchase transaction. The Company estimates and establishes a refund reserve based on historical refund rates, which has historically been immaterial. None of the Company’s contracts contain a significant financing component. Revenue excludes taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).

    4) Allocate the transaction price to performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price.

As access to content is not considered distinct from the Udemy platform hosting services, the transaction price is allocated to a single performance obligation.
    5) Recognize revenue when or as performance obligations are satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that Udemy expects to receive in exchange for those services. Udemy has a stand ready obligation to deliver its services continually throughout the requisite contract period, which is either lifetime access for consumer customers or the contractual subscription term for UB and consumer subscription customers. As such, the Company recognizes revenue on a straight-line basis as it satisfies the performance obligation, using an estimated service period for individual consumers enrollments and the contractual subscription term for UB and consumer subscription customers.

Other than the circumstances noted below, no significant judgment has historically been required in determining the amount and timing of revenue from the Company’s contracts with customers.

Principal vs. agent—In order to determine if Consumer and Enterprise revenues should be reported gross or net of payments to third-party instructors, the Company evaluated whether Udemy acts as the principal in sales of its online course offerings. An entity is the principal if it controls a good or service before it is transferred to the end customer. Key indicators that management evaluated in determining gross versus net treatment included but are not limited to:

• the nature of the Company’s promise to the customer, as well as the distinct performance obligation identified;

    • the underlying contract terms and conditions between the parties to the transaction;

• which party is primarily responsible for fulfilling the promise to provide the specified good or service to the end customer;

• which party has inventory risk before the specified good or service has been transferred to the end customer; and

    • which party has discretion in establishing the price for the specified good or service.

Based on an evaluation of the above indicators, management determined that the Company is the principal to learners who purchase access to online course content via consumer and enterprise offerings. The Company controls the promised goods or services (i.e., access to course content via the Udemy platform) before it is transferred to the customer and is primarily responsible for fulfillment with respect to delivering access to course content. The Company is the entity which licenses content to learners as the agreements with instructors grant the Company the right to sub-license content to its learners at its discretion. The Company also has substantial discretion to determine the pricing of its offerings. Therefore, the Company reports the gross purchase price paid by the customer related to these arrangements in the revenues caption of the consolidated statements of operations and the payments to instructors as content costs within cost of revenues.

Estimated service term for consumer single course purchases—The Company considers a variety of data points when determining the estimated service period for a consumer learner’s consumption of a single course purchase, including, the weighted-average number of days between a learner’s first and last day that content is accessed on the platform, the average total hours consumed, the average number of days in which learner activity stabilizes, and the weighted-average number of days between learners’ enrollment and the last date the course content is accessed online. Management also considers known online trends, the service periods of historical course content available on the platform, and to the extent publicly available, service periods of competitors’ online content that is similar in nature to the Company’s. The Company believes consideration of all of these factors enables the Company to determine the best representation of the time period during which consumer learners access the online course content on the Company’s platform and therefore the service period over which the Company provides services to learners. Determining the estimated service period is subjective and requires management’s judgment. Future usage patterns may differ from historical usage patterns, and the estimated service period may change in the future. The estimated service period for consumer single course purchase transactions is four months from the date of enrollment.

The Company records contract liabilities when cash payments are received or due in advance of performance to deferred revenue. Deferred revenue primarily relates to the advance consideration allocated to remaining performance obligations received from customers.

The price of subscriptions is fixed at contract inception and the Company’s contracts do not contain significant estimates related to variable consideration. As a result, the amount of revenue recognized in the periods presented from performance obligations satisfied (or partially satisfied) in prior periods was not material.

In connection with the adoption of ASC 606, the Company recorded an increase in total assets of $6.7 million and a reduction of accumulated deficit of $6.7 million as of January 1, 2019, which is attributed to deferred contract costs. The Company applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component.

Cost of revenues—Costs of revenues are related to content costs (which are payments to instructors), payment and mobile processing fees, costs associated with the hosting of digital content, and employee related expenses for the customer support organization, including salaries, benefits, stock-based compensation, facilities and other expenses, depreciation of network equipment, and amortization of capitalized software

Advertising costs—Advertising costs are expensed as incurred. Advertising expense is recorded in sales and marketing expenses in the consolidated statements of operations and was $105.2 million, $110.5 million and $72.6 million for the fiscal years ended December 31, 2021, 2020, and 2019, respectively.

Research and development—Research and development costs are expensed as incurred. Research and development expenses include salaries, benefits, stock-based compensation, facilities, office costs, contracted services, supplies, and other miscellaneous expenses.

Stock-based compensation—The Company accounts for its stock-based compensation pursuant to ASC Topic 718, Compensation-Stock Compensation, which requires the measurement and recognition of stock-based awards using the estimated fair value of the awards on the date of grant. Stock-based awards include stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and restricted stock granted to employees, directors, and non-employees, and stock purchase rights granted to employees under the Employee Stock Purchase Plan (“ESPP Rights”).

The Company estimates the fair value of RSUs and restricted stock based on the fair value on the date of grant. The Company estimates the fair value of stock options, SARs, and ESPP Rights using the Black-Scholes option-pricing model, which requires the use of the following subjective and complex assumptions:

Expected term—For stock options and SARs, the Company has elected to use the midpoint of the vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. For ESPP Rights, the expected term is equal to the purchase periods in a given offering period.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the award’s expected term.

Expected volatility—Since the Company does not have a sufficient trading history of its common stock, the Company estimated volatility based on the average historical stock price volatility of comparable publicly-traded companies.

Dividend yield—The expected dividend was assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Stock appreciation rights granted to employees are settled in cash upon exercise. The Company accounts for SARs in the other liabilities, non-current caption in the accompanying consolidated balance sheets. Vested and outstanding SARs are subject to remeasurement at each balance sheet date using the Black-Scholes option-pricing model and the assumptions described above, and any change in fair value is recognized as a component of expense. The Company adjusts the fair value of the liability for vested and outstanding SARs until the earlier of the exercise or expiration of the SARs.

For awards with only service-based vesting conditions, the Company recognizes the resulting stock-based compensation on a straight-line basis over the requisite service period of the awards. Stock-based compensation for awards that are subject to performance conditions are attributed separately for each vesting tranche of the award. The Company accounts for forfeitures in the period they occur.

Income taxes—The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach in accounting for income taxes. Under this method, the tax provision includes taxes currently due plus the net change in deferred tax assets and liabilities. Deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refund received, as provided for under currently enacted tax law. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not expected to be realized.

ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest accrued related to uncertain tax positions as a component of the provision for income taxes. There was no accrued interest or penalties associated with any uncertain tax positions, nor was any interest expense recognized during the fiscal years ended December 31, 2021, 2020 and 2019. The Company does not currently anticipate that any significant increase or decrease to uncertain tax positions will be recorded during the next twelve months.

Translation of foreign currency— The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Assets and liabilities for foreign subsidiaries with functional currency other than U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Remeasurement gains and losses are included in other income (expense), net in the consolidated statements of operations. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date and nonmonetary assets and liabilities are measured at historical exchange rates.
Net loss per share attributable to common stockholders—Prior to the completion of the Company’s IPO and the conversion of all outstanding preferred shares into common stock, basic and diluted net loss per share attributable to common stockholders was computed in conformity with the two-class method required for participating securities. The Company considered all series of its redeemable convertible preferred stock to be participating securities as the holders of such stock had the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company’s losses.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, common stock options, RSUs, contingently issuable shares under the Company’s ESPP plan, and early exercised common stock options subject to repurchase, are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for the periods presented. For fiscal years ended December 31, 2020 and 2019, outstanding redeemable convertible preferred stock and redeemable convertible preferred stock warrants were also considered to be common stock equivalents, but were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive for the periods presented.

Comprehensive income (loss)—Comprehensive loss consists of two components, net loss and other comprehensive loss, net of tax. Other comprehensive loss, net of tax, refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity (deficit) but are excluded from net loss. The Company’s other comprehensive income for the fiscal year ended December 31, 2021 consisted of foreign currency translation gains and losses. The Company recorded no other comprehensive income or loss for the fiscal year ended December 31, 2020. The Company’s other comprehensive income for the fiscal year ended December 31, 2019 consisted of changes in unrealized holding gains on available-for-sale securities.

Cash and cash equivalents—As of December 31, 2021 and 2020, cash and cash equivalents include on demand deposits and money market funds with banks which have remaining maturities at the date of purchase of less than ninety days. Cash equivalents also include amounts in transit from certain payment processors for credit and debit card transactions, which typically settle within five business days. Cash and cash equivalents are carried at cost, which approximates fair value.

Restricted cash—Restricted cash primarily consists of cash restricted in connection with lease agreements for the Company’s facilities. Restricted cash is included in current assets for leases that expire within one year from the balance sheet date and in non-current assets for leases that expire in more than one year from the balance sheet date.

	December 31,	December 31,
Reconciliation of cash, cash equivalents and restricted cash	2021	2020

Cash and cash equivalents	$533,868	$175,031
Restricted cash, current	—	—
Restricted cash, non-current	2,900	2,900
Total cash, cash equivalents and restricted cash	$536,768	$177,931

Marketable securities—The Company’s marketable securities are comprised of asset-backed securities, U.S. treasury securities, corporate debt securities and commercial paper. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result of sales and maturities of the Company’s previously outstanding investment portfolio during the fiscal year ended December 31, 2019, there are no marketable securities within the consolidated balance sheets as of the fiscal years ended December 31, 2021 and 2020.

Accounts receivable and allowance for doubtful accounts—Accounts receivable represent amounts owed to the Company for enterprise subscriptions. Also included in accounts receivable are amounts due from payment processors or mobile application store partners that settle over a period longer than five business days. Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing.

Accounts receivable are presented net of allowances for doubtful accounts. Management assesses the Company’s ability to collect outstanding receivables and records allowances when collection becomes doubtful. The provision for bad debt is recorded in general and administrative expenses in the accompanying consolidated statements of operations. These estimates are based on the assessment of the credit worthiness of the Company’s customers based on multiple sources of information and analysis of such factors as the Company’s historical collection experience and industry and geographic concentrations of credit risk. Accounts receivable deemed to be uncollectible are written off, net of any amounts that may be collected.

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2019	$422	$642	$(482)	$582
Year Ended December 31, 2020	$582	$182	$(121)	$643
Year Ended December 31, 2021	$643	$326	$(291)	$678

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. For cash, cash equivalents, and restricted cash, the Company is exposed to credit risk in the event of default by the financial institutions to the extent the amounts recorded on the accompanying consolidated balance sheets are in excess of federal insurance limits.
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had no customer which accounted for more than 10% of total accounts receivable as of December 31, 2021 and as of December 31, 2020. No customer accounted for more than 10% of total revenue during the fiscal years ended December 31, 2021, 2020 and 2019.
Deferred offering costs—Deferred offering costs consist of direct and incremental legal, accounting, and other fees related to the Company’s initial public offering (“IPO”). In prior periods, these costs were capitalized in the prepaid expenses and other current assets caption on the consolidated balance sheets. Upon completion of the IPO, the deferred offering costs were offset against IPO proceeds within additional paid in capital in the consolidated balance sheet.

Deferred contract costs—Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit which is determined to be four years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, changes and enhancements in course offerings, and other factors. In addition, a portion of the revenue share retained by enterprise reseller partners from sales to UB customers is considered an incremental and recoverable cost of obtaining a contract with a customer. This cost is deferred and amortized on a straight-line basis over the service term of the corresponding contractual subscription term.

Amounts expected to be recognized within one year of the consolidated balance sheet dates are recorded as deferred contract costs, current, while the remaining portion is recorded as deferred contract costs, non-current in the consolidated balance sheets. Deferred contract costs are periodically analyzed for impairment. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.

Property and equipment, net—Property, equipment, and purchased software are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are generally three years for computers, purchased software, and equipment, and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected as operating expenses in the consolidated statements of operations.

Capitalized software, net—The Company capitalizes costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once an application has reached the development stage, qualifying internal and external costs are capitalized until the software feature is substantially complete and ready for its intended use. Capitalized qualifying costs are amortized on a straight-line basis when the software is ready for its intended use over an estimated useful life, which is generally three years. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Impairment of long-lived assets—The Company evaluates the carrying value of long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. The Company did not identify any impairment losses on long-lived assets for fiscal years ended December 31, 2021, 2020 and 2019.

Deferred revenue—The Company records contract liabilities to deferred revenue for amounts billed to customers in advance of the performance obligations being satisfied, and primarily consists of the unearned portion of enterprise and consumer services. The Company also recognizes an immaterial amount of contract assets, or unbilled receivables, primarily relating to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer.

Fair value of financial instruments—The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value are either observable or unobservable. Observable inputs reflect assumptions that market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based on their own market assumptions.

The Company utilizes the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2—Inputs are observable, unadjusted quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data; and

Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The carrying amounts of cash, cash equivalents, restricted cash, and accounts receivable, as well as accounts payable, approximate fair value due to the relatively short-term maturities and are classified as short-term assets and liabilities, respectively, in the accompanying consolidated balance sheets.

The fair value measurements of assets that are measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Year Ended December 31, 2020
Strategic investments	$—	$—	$—
Total as of December 31, 2020	$—	$—	$—

Year Ended December 31, 2021
Strategic investments	$—	$—	$10,000
Total as of December 31, 2021	$—	$—	$10,000

The fair value measurements liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Year Ended December 31, 2020
Cash settled stock appreciation rights	$—	$—	$268
Redeemable convertible preferred stock warrants	—	—	160
Total as of December 31, 2020	$—	$—	$428

Year Ended December 31, 2021
Cash settled stock appreciation rights	$—	$—	$818
Total as of December 31, 2021	$—	$—	$818

Warrants issued for the Company’s redeemable convertible preferred stock were subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. The Company adjusted the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or the completion of a liquidation event, including the closing of a qualifying initial public offering, at which time all redeemable convertible preferred stock warrants would be converted into warrants to purchase common stock and, accordingly, the liability would be reclassified to stockholders’ equity (deficit). As of December 31, 2021, the Company no longer had outstanding redeemable convertible preferred stock warrants.

The Company measured the redeemable convertible preferred stock warrants using Level 3 unobservable inputs within the Black-Scholes option-pricing model. The Company used various key assumptions, such as the fair value of redeemable convertible preferred stock, volatility, the risk-free interest rate, and expected term (remaining contractual term of the warrants). The Company monitored the fair value of the redeemable convertible preferred stock warrants annually, with subsequent gains and losses from remeasurement of Level 3 financial liabilities recorded through other income (expense), net in the consolidated statements of operations. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

See Note 2 “Summary of Significant Accounting Policies—Stock-Based Compensation” for the valuation methodology and inputs used to measure the fair value of the stock appreciation rights.

See Note 2 “Summary of Significant Accounting Policies—Strategic Investments” for the valuation methodology and inputs used to measure the fair value of the strategic investments.

In January 2010, the Company issued warrants to purchase up to 1,562,689 shares of the Company’s Series A-1 redeemable convertible preferred stock at an exercise price of $0.196 per share. The initial term of the warrant was five years from the issuance of Series A-1, which occurred in September 2011, and had an automatic extension for an additional five years if the Company was not public by the original expiration date. Prior to the years ended December 31, 2020 and 2019, 1,550,094 of the warrants had been exercised. As of December 31, 2020 and 2019, 12,595 warrants remained outstanding and were carried at fair value in accrued expenses and other current liabilities and other liabilities, respectively, on the consolidated balance sheets.

The remaining outstanding 12,595 warrants were exercised on January 20, 2021 for an immaterial amount of cash proceeds, at which time the Company reclassified the $0.2 million fair value of the warrants into Series A-1 redeemable convertible preferred stock on the consolidated balance sheet. The change in fair value of the warrants between December 31, 2020 and the exercise date was immaterial.

A summary of the changes in the fair value of Level 3 financial instruments, of which changes in warrant fair value and vesting and remeasurement of stock appreciation rights are recognized in the consolidated statements of operations, is as follows (in thousands):

	Warrants	SARs	Strategic Investments	Total
Balance—January 1, 2019	$50	$—	$—	$50
Change in fair value of redeemable convertible preferred stock warrants	58	—	—	58
Vesting and remeasurement of stock appreciation rights	—	36	—	36
Balance—December 31, 2019	108	36	—	144
Change in fair value of redeemable convertible preferred stock warrants	52	—	—	52
Vesting and remeasurement of stock appreciation rights	—	232	—	232
Balance—December 31, 2020	160	268	—	428
Exercise of redeemable convertible preferred stock warrants	(160)	—		(160)
Vesting and remeasurement of stock appreciation rights	—	550	—	550
Purchases of strategic investments	—	—	10,000	10,000
Balance—December 31, 2021	$—	$818	$10,000	$10,818

Strategic investments— The Company holds an investment in equity securities of a privately held company without a readily determinable fair value and in which the Company does not have a controlling interest. Investments in equity securities without readily determinable fair values are initially recorded at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or a similar security from the same issuer. This practice is referred to as the measurement alternative.

Privately held equity securities are valued using significant unobservable inputs or data in inactive markets. This valuation requires judgment due to the absence of market prices and inherent lack of liquidity and are classified as Level 3 in the fair value hierarchy. In determining the estimated fair value of investments in privately held companies, the Company utilizes the most recent data available including observed transactions such as equity financing transactions of the investees and sales of the existing shares of the investees’ securities. In addition, the determination of whether an observed transaction is similar to the equity securities held by the Company requires significant management judgment based on the rights and preferences of the securities.

The Company assesses its investment portfolio of privately held equity securities quarterly for impairment. The impairment analysis for investments in equity securities includes a qualitative analysis of factors including the investee’s financial performance, industry and market conditions, and other relevant factors. If an equity investment is considered to be impaired the Company will establish a new carrying value for the investment and recognize an impairment loss through the consolidated statement of operations.

Redeemable convertible preferred stock—The redeemable convertible preferred stock issued by the Company provides the preferred stockholders certain rights regarding events that are outside the control of the Company. This includes the right to redeem the preferred stock upon a specified passage of time or upon the occurrence of certain deemed liquidation events where the holders of the preferred stock are entitled to receive cash or other assets. As such, the redeemable convertible preferred stock is classified as mezzanine (or temporary) equity as it contains terms that could force the Company to redeem the shares for cash or other assets upon the occurrence of an event not solely within the Company’s control. The Company’s series of redeemable convertible preferred stock represent equity instruments in legal form, are not mandatorily redeemable financial instruments, and do not constitute unconditional obligations that may require issuance of a variable number of the Company’s shares. Furthermore, since the series of redeemable convertible preferred stock are neither currently redeemable nor probable of becoming redeemable, no subsequent remeasurement of the amounts presented outside of stockholders’ equity (deficit) is required.

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

Recently adopted accounting pronouncements—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 on January 1, 2019, by applying the modified retrospective approach to all contracts that were not completed as of January 1, 2019. The Company applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. The Company recorded an increase in total assets of $6.7 million and a reduction of accumulated deficit of $6.7 million as of January 1, 2019, which is attributed to the deferral of sales commission costs.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows. The standard requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted the ASU on January 1, 2019. As a result of adopting the ASU, the Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of consolidated cash flows.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which clarifies, corrects errors in and makes improvements to several topics in the FASB ASC. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and were effective upon issuance of the ASU. This ASU is effective for the Company for its fiscal year ended December 31, 2020. The Company adopted the ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The updated guidance simplifies the accounting for non-employee share-based payment transactions. The amendments in the new guidance specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This ASU is effective for the Company for its fiscal year ended December 31, 2021, with early adoption permitted. The Company early-adopted the ASU on January 1, 2020. The Company was required to remeasure any liability-classified non-employee awards that have not been settled as of the adoption date through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of this ASU did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU was effective for the Company beginning in its fiscal year ending December 31, 2020. The Company adopted the ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the consolidated financial statements.
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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard with an effective date of January 1, 2021 using the prospective transition adoption approach. Capitalized implementation costs are recorded in prepaid expenses and other current assets and other assets in the consolidated balance sheet. The adoption of this ASU did not have a material impact on the consolidated financial statements.
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

The Company expects to use the modified retrospective approach upon adoption. The Company also plans to elect the package of practical expedients, the use of hindsight in determining the lease term, and the practical expedient to not recognize a ROU asset or lease liability for leases with a term of 12 months or less. The Company expects the impact of adopting this standard will result in the recognition of between $16.5 million to $19.0 million in operating ROU assets and between $19.0 million to $21.0 million in operating lease liabilities in its condensed consolidated balance sheets. The difference between the amounts of operating ROU assets and operating lease liabilities consists of deferred rent and prepaid rent to be derecognized upon transition. The transition is not expected to have a cumulative impact to retained earnings on the adoption date, and the Company expects the impact of adoption to the consolidated statements of operations to be immaterial.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The FASB issued ASU 2019-10 in November 2019, which deferred the effective date for nonpublic entities, including EGCs, that had not yet adopted the original ASU. Under the amended guidance, the standard will be effective for the Company’s fiscal year beginning after December 15, 2022, and early adoption is still permitted. The Company is currently assessing the potential impact of the new standard on the Company’s consolidated financial statements.
In December, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The ASU is effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently assessing the potential impact of the new standard on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which aims to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for the Company’s fiscal year beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in an interim period.

3. Revenue recognition

Deferred revenue—Revenue recognized during the fiscal year ended December 31, 2021 from amounts included in deferred revenue as of December 31, 2020 was $139.5 million. Revenue recognized during the fiscal year ended December 31, 2020 from amounts included in deferred revenue as of December 31, 2019 was $83.4 million. Revenue recognized during the fiscal year ended December 31, 2019 from amounts included in deferred revenue as of December 31, 2018 was $62.4 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	December 31,	December 31,
	2021	2020
Deferred revenue:
Enterprise	$148,966	$84,241
Consumer	61,588	58,135
Total deferred revenue	$210,554	$142,376

Remaining performance obligations—Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations relate to unearned revenue from consumer single course purchase arrangements and unearned and unbilled revenue from multi-year enterprise subscription contracts with future installment payments at the end of any given period. As of December 31,

2021, the aggregate transaction price for remaining performance obligations was $329.1 million, of which 73% is expected to be recognized during over the next twelve months and the remainder thereafter.

Deferred contract costs—The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Year ended December 31, 2021	25,837	36,509	(17,801)	44,545
Year ended December 31, 2020	14,380	18,943	(7,486)	25,837
Year ended December 31, 2019	6,733	10,685	(3,038)	14,380

4.Consolidated balance sheet components
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid expenses	$12,465	$4,904
Capitalized cloud computing costs, short term	808	—
Short term deposits	745	—
Other current assets	1,909	1,132
Prepaid expenses and other current assets	$15,927	$6,036

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Computers and equipment	$6,798	$6,171
Furniture and fixtures	4,701	4,181
Purchased software	383	280
Leasehold improvements	18,932	15,164
Construction in progress	18	16
Total property and equipment	30,832	25,812
Less accumulated depreciation and amortization	(20,945)	(16,706)
Property and equipment, net	$9,887	$9,106
Depreciation and amortization expense was $4.5 million, $4.2 million, and $3.8 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.
Capitalized software consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Capitalized software	$43,804	$28,472
Less accumulated amortization	(23,750)	(14,459)
Capitalized software, net	$20,054	$14,013
Amortization expense of capitalized software was $9.3 million, $6.9 million and $4.9 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, expected amortization expense for capitalized software over the remaining asset lives is as follows (in thousands):

2022	$9,723
2023	7,328
2024	3,003
Total expected amortization	$20,054

5. Strategic investments

In October 2021, the Company made a strategic investment of $10.0 million in cash for preferred shares of privately held online education platform technology company. The estimation of fair value for this investment requires the use of significant unobservable inputs, and as a result, the Company classifies this investment as Level 3 within the fair value hierarchy.

The carrying value of this investment is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the consolidated statements of operations. As of December 31, 2021, there have been no observable transactions that would cause the Company to adjust the carrying amount investment, resulting in no realized or unrealized gains or losses for the fiscal year ended December 31, 2021.

The Company evaluates this investment for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. This evaluation consists of several factors including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which the investee operates, and other publicly available information that affects the value of the investment. No adverse factors were noted in the Company’s assessment performed as of December 31, 2021, resulting in no impairment losses during the fiscal year ended December 31, 2021.

The company did not own any strategic investments as of December 31, 2020.
6. Business combinations
On August 24, 2021, the Company completed its acquisition of CorpU, an online learning platform and content catalog focused on blended executive training. The acquisition is intended to deepen the Company’s UB offerings through CorpU’s cohort-based learning in scalable, virtual environments. The transaction has been accounted for as a business combination.

The purchase price was $28.6 million, of which $27.1 million was paid at closing with the remaining balance recorded in the accrued expenses and other current liabilities caption of the accompanying consolidated balance sheets. The remaining balance is expected to be paid in August 2022 after adjustment for any indemnification losses incurred by the Company for which it is entitled to recover.

The Company issued 61,300 shares of restricted common stock to a former executive of CorpU, which is not included in the calculation of the acquisition purchase price, and is accounted for as post-acquisition stock-based compensation over a three year term.

The total purchase consideration of the CorpU acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. Management determined the preliminary fair values based on a number of factors, including a valuation from an independent third-party valuation firm. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is attributable to the assembled workforce and anticipated synergies arising from the acquisition, and has been allocated to the Enterprise reporting segment for the purposes of annual impairment testing. The goodwill recorded in the acquisition is not expected to be deductible for income tax purposes.

The assets acquired and liabilities assumed were recorded at fair value as follows (in thousands):

Cash and cash equivalents	$2,641
Accounts receivable, net	250
Prepaid expenses and other current assets	67
Property and equipment, net	133
Intangible assets	15,100
Goodwill	12,646
Accounts payable and other liabilities	(596)
Deferred revenue	(1,610)
Total acquisition consideration	$28,631

The Company has included the financial results of CorpU in the consolidated financial statements from the date of acquisition, which for the fiscal year ended December 31, 2021 was not material. The business combination does not qualify as an acquisition of a significant business, and therefore pro forma financial statements were not required. Acquisition costs of $0.3 million are included in general and administrative expenses in the consolidated financial statements for fiscal year ended December 31, 2021.

7. Intangible assets, net and goodwill

As of December 31, 2021, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(323)	$5,177
Vendor relationships	3 years	4,500	(529)	3,971
Developed technology	3 years	4,200	(493)	3,707
Tradename	2 years	900	(158)	742
Total		$15,100	$(1,503)	$13,597

The Company did not have any intangible assets as of December 31, 2020. Amortization expense of intangible assets for the twelve months ended months ended December 31, 2021 was $1.5 million.

The expected future amortization expense for intangible assets as of December 31, 2021 was as follows (in thousands):

2022	$4,267
2023	4,108
2024	2,795
2025	917
2026	917
Thereafter	593
Total expected amortization	$13,597

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of December 31, 2021.

8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued expenses	$7,326	$6,796
Indirect tax reserves	18,392	26,645
Indirect tax payables	10,786	11,365
Deferred rent, current	803	597
Other current liabilities	2,833	1,375
Total accrued expenses and other current liabilities	$40,140	$46,778
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

Sales and other indirect tax reserves—The Company determined that it was required to pay indirect tax in various domestic and international jurisdictions for the periods prior to January 1, 2020. As of December 31, 2020, the outstanding liability totaled $3.4 million for estimated amounts not collected from customers. The Company completed its process of filing voluntary disclosure agreements and remitting the estimated indirect tax during the fiscal year ended December 31, 2021, and has no remaining outstanding liability as of December 31, 2021.

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

As of December 31, 2021, the Company determined that it was probable that it would owe an estimated $17.0 million for withholding taxes related to historical payments to its instructors. The Company has recorded this amount in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Changes in the estimated amount the Company has determined it will owe are recorded in general and administrative expenses in the accompanying consolidated statements of operations. Estimated interest is recorded in interest income (expense), net in the accompanying consolidated statement of operations.

Changes to the instructor withholding tax reserve are as follows (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$22,166	$20,926	$12,540
Amounts charged to expense	(5,130)	2,826	8,386
Net payments and settlements	—	(1,586)	—
Balance, end of period	$17,036	$22,166	$20,926
The change in the instructor withholding tax reserve during the fiscal year ended December 31, 2021 is based on a revision of certain key assumptions, including the expected relief on certain instructor payments the Company will be entitled to.
In 2020, the Company began approaching the IRS to address the historical withholding amounts for instructors. Final settlement of the matter could differ materially from the estimate recorded in the accompanying consolidated balance sheets, and there exists a reasonable possibility that the Company could incur losses that are significantly more or significantly less than the Company has accrued as of December 31, 2021. The Company estimated a potential range of loss between $13.4 million and $17.3 million as of December 31, 2021.

9. Commitments and contingencies
Operating leases—The Company entered into various non-cancelable operating lease agreements primarily related to its office facilities that expire over the next five years. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease. Future minimum lease payments under non-cancelable operating leases as of December 31, 2021, are as follows (in thousands):

2022	$7,826
2023	7,212
2024	5,921
2025	809
2026	410
Total lease commitments	$22,178

The Company incurred rent expense of $5.8 million, $5.5 million and $5.5 million for the fiscal years ended December 31, 2021, 2020 and 2019 respectively.
Noncancelable purchase commitments—The Company has contractual commitments with its cloud infrastructure provider, network service providers, and paid advertising vendors that are noncancelable. Future noncancelable commitments under these arrangements as of December 31, 2021 are as follows (in thousands):

2022	$15,340
2023	1,014
2024	102
2025	—
2026	—
Total purchase commitments	$16,456
Indemnification—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain business partners, investors, contractors, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or, in some cases, non-compliance with certain representations and warranties made by the Company. In general, the Company does not record any liability for these indemnities in the accompanying consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. To date, losses recorded in the Company’s consolidated statements of operations in connection with the indemnification provisions have not been material.
Litigation—From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters as of the year ended December 31, 2021.

10. Income taxes

The domestic and foreign components of income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Domestic	$(80,243)	$(77,212)	$(69,161)
Foreign	1,400	2,741	833
Total net loss before taxes	$(78,843)	$(74,471)	$(68,328)

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	183	63	83
Foreign	1,149	2,937	1,292
Total current income tax expense	1,332	3,000	1,375
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(149)	149	—
Total deferred income tax expense	(149)	149	—
Total provision for income taxes	$1,183	$3,149	$1,375

The Company had an effective tax rate of (1.50)%, (4.23)%, and (2.00)% for the periods ended December 31, 2021, 2020, and 2019 respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of federal and state research and development (“R&D”) tax credits, foreign withholding tax, tax adjustments related to stock-based compensation, change in valuation allowance, and nondeductible compensation.

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate as a percentage of loss before income taxes is as follows:

	Fiscal Year Ended December 31,
	2021	2020	2019
Federal tax expense	21.00%	21.00%	21.00%
State taxes, net of federal benefit	1.07%	1.17%	0.09%
Foreign rate differential	(0.12)%	(0.32)%	0.07%
Withholding taxes	(0.78)%	(3.06)%	(1.70)%
Nondeductible compensation	(5.29)%	—%	—%
Stock-based compensation	0.27%	(1.94)%	(2.77)%
Change in valuation allowance	(34.54)%	(21.16)%	(18.76)%
Research and development credits	16.87%	—%	—%
Other	0.02%	0.08%	0.07%
Effective tax rate	(1.50)%	(4.23)%	(2.00)%

Significant components of the net deferred tax assets (liabilities) for the years ended December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$4,795	$2,540
Deferred revenue	45,268	29,807
Net operating loss	42,008	37,053
Research and development tax credits	13,301	—
Stock-based compensation	2,952	1,487
Indirect tax reserves	4,107	5,682
Property and equipment, net	1,799	1,665
Other	351	299
Gross deferred tax assets	114,581	78,533
Valuation allowance	(97,010)	(69,766)
Total deferred tax assets	17,571	8,757
Deferred tax liabilities:
Deferred contract costs	(10,009)	(5,774)
Other deferred tax liabilities	(7,562)	(3,132)
Total deferred tax liabilities	(17,571)	(8,906)
Net deferred tax liabilities	$—	$(149)

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets.

As of December 31, 2021 and 2020, the Company has established a valuation allowance of $97.0 million and $69.8 million, respectively, against its gross deferred tax assets due to the uncertainty surrounding the realization of such assets. The change in total valuation allowance from 2020 to 2021 was an increase of $27.2 million.

As of December 31, 2021, the Company had $189.2 million of federal net operating loss (“NOL”) carryforwards. $101.9 million of federal NOL carryforwards generated in taxable years beginning prior to January 1, 2018 begin expiring in 2030, if not utilized. $87.3 million of federal NOL carryforwards generated in taxable years beginning after December 31, 2017 have an indefinite carryforward period, but are subject to the 80% deduction limitation based upon pre-NOL deduction taxable income.

As of December 31, 2021, the Company had $34.0 million of state NOL carryforwards. The state NOL carryforwards begin expiring in 2023, if not utilized.

As of December 31, 2021, the Company had U.S. federal and state R&D tax credit carryforwards of $9.7 million and $8.6 million, respectively. The federal R&D tax credit carryforwards will expire in various amounts beginning in 2035 while the state R&D tax credit carryforwards can be carried forward indefinitely.

The utilization of the Company’s net operating losses may be subject to a limitation due to the “ownership change” provisions under Section 382 of the Internal Revenue Code and similar state and foreign provisions. Such limitation may result in the expiration of the net operating loss carryforwards generated before 2018 prior to their utilization. The Company has performed a Section 382 study to determine any potential Section 382 limitations on the utilization of its net operating loss carryforwards and tax credit carryforwards and has determined that the Company experienced two ownership changes with the Company’s Series A and A-1 preferred stock offering in September 2011 and with the Company’s Series B preferred stock offering in November 2012. The Company has estimated that the gross U.S. federal NOL carryforwards from 2010 to 2012 that would be subject to limitation are approximately $3.6 million. On October 29, 2021, the Company completed its initial public offering. As of the period ending December 31, 2021, the Company has not performed a subsequent Section 382 study; the Company is evaluating rolling forward the previous Section 382 study in 2022.

The Company has performed a Section 382 study to determine any potential Section 382 limitations on the utilization of the acquired federal NOLs from the business combination of CorpU and has determined that CorpU experienced an ownership change in May 2013 and therefore, the federal gross NOL carry forwards of $3.3 million would be subject to limitation.

The $3.6 million of existing NOL carryforwards and the $3.3 million of acquired NOL carryforwards subject to the Section 382 limitation will expire unutilized, therefore the deferred tax asset associated with such NOLs have been written off.

Uncertain tax positions—As of December 31, 2021 and 2020, the Company had gross unrecognized tax benefits of $3.6 million and $10.6 million, respectively, related to federal and state R&D tax credits. The Company has performed a R&D tax credit study and has reserved against a portion of its federal and state R&D tax credit carryforwards. The Company’s tax position of such credits is not more likely than not to be sustained upon examination. The Company has recorded an uncertain tax position related to the deferred tax asset recognized for these credits.

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows (in thousands):

	December 31,	December 31,	December 31,
	2021	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$10,580	$146	$146
Increases (decreases) related to prior year tax positions	(7,892)	7,006	—
Increases related to current year tax positions	920	3,428	—
Statute of limitations expirations	—	—	—
Gross unrecognized tax benefits at the end of the year	$3,608	$10,580	$146

The Company is currently unaware of uncertain tax positions that could result in significant additional payments, accruals, or other material deviations in the next 12 months. The Company currently does not record interest and penalties, if any, related to unrecognized tax benefits. None of the unrecognized tax benefits as of December 31, 2021, if recognized in a future period, would affect the Company’s effective tax rate.

The Company files income tax returns in U.S. federal, and certain state and foreign jurisdictions with varying statutes of limitations. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through 2021. There are currently no income tax audits underway by U.S. federal, state, or foreign tax authorities.

The Company intends to indefinitely reinvest any future undistributed foreign earnings outside the United States and therefore such earnings will not be subject to U.S. federal or state, or foreign withholding tax. The Company has prepared an analysis of the repatriation of earnings outside of the U.S. and has determined that the potential tax in connection with such repatriation is approximately $0.2 million.

Intended to provide economic relief to those impacted by the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 and includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. Under the CARES Act, the Company deferred $2.6 million related to the employer portion of social security taxes during the year ended December 31, 2020, of which $1.5 million was settled by the Company in 2021.

11. Employee retirement plan
The Company maintains a 401(k) retirement savings plan covering eligible employees. Employee contributions to the plan consist of a percentage based on eligible employee compensation. The Company matches 25% of an employee’s contribution up to 6% of the employee’s compensation, with a cap of $500 annually, subject to a two-year graded vesting schedule that vests 50% after an employee’s first year of employment and 100% after two years of employment. The Company contributed $0.4 million, $0.2 million and $0.2 million for fiscal years ended December 31, 2021, 2020, and 2019, respectively.

12. Related party transactions
Naspers Ltd. (“Naspers”) is affiliated with OLX Group B.V., where a member of the Company’s Board of Directors serves as an executive officer, and Prosus N.V., where another member of the Company’s Board of Directors serves as an executive officer. Naspers, and another entity affiliated with Naspers, are also customers of the Company’s enterprise subscription offering. The Company recorded $1.5 million, $1.3 million and $0.8 million of revenue from services provided during the fiscal years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the Company had an outstanding accounts receivable balance with these customers of $0.1 million. As of December 31, 2020, the accounts receivable balance was $0.3 million.

Insight Partners, where a member of the Company’s Board of directors is a Managing Director, is affiliated with certain vendors that the Company has contracted to provide technology and software solutions. During the fiscal years ended December 31, 2021, 2020, and 2019 the Company recorded approximately $0.9 million, $0.3 million, and zero dollars, respectively, in general and administrative expenses with these vendors. As of December 31, 2021 and 2020, the Company had an accounts payable balance with these vendors of $0.1 million, and zero, respectively.

13. Redeemable convertible preferred stock
Redeemable convertible preferred stock is recorded at the issuance price, net of issuance costs.

During the fiscal year ended December 31, 2021, the Company issued 12,595 shares of Series A-1 redeemable convertible preferred stock upon the exercise of the remaining Series A-1 redeemable preferred stock warrants.

During the fiscal year ended December 31, 2020, the Company issued 2,569,043 shares of Series E redeemable convertible preferred stock and 3,349,812 shares of Series F redeemable convertible preferred stock.

Upon the closing of the Company’s IPO on October 29, 2021, all outstanding shares of its redeemable convertible preferred stock automatically converted into 85,403,933 shares of Common Stock on a one-for-one basis (Note 1). As of December 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

As of December 31, 2020 the Company’s redeemable convertible preferred stock consisted of the following (amounts in thousands, except share and per share amounts):

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

Significant rights, preferences, and privileges of the above redeemable convertible preferred stock prior to its conversion into common shares were as follows:

Voting—Each share of redeemable convertible preferred stock had voting rights equal to an equivalent number of shares of common stock into which it was convertible and would vote together as one class with the common stock, except as below:

The holders of a majority of the Series A, A-1, C and D redeemable convertible preferred stock were entitled to elect, each series voting as a separate class, one member to the Company’s board of directors (the “Board of Directors”). The holders of a majority of Series B redeemable convertible preferred stock were entitled to elect two members to the Board of Directors. The holders of a majority of the common stock were entitled to elect, voting separately as a class, two members to the Board of Directors.

The holders of Series A, A-1, B, C, D, E, and F redeemable convertible preferred stock (collectively “Series Preferred”) and common stock, voting together as a single class on an as-converted basis, were entitled to elect all remaining directors.

Conversion rights—Each share of redeemable convertible preferred stock was convertible at the option of the holder, at any time after the date of issuance of such share, into shares of common stock as is determined by dividing the original purchase price of redeemable convertible preferred stock by the conversion price in effect at the time of conversion for such series of redeemable convertible preferred stock as defined by the Company’s certificate of incorporation, as amended. As of December 31, 2020 the conversion ratio for the Series Preferred was one-to-one.

Each share of redeemable convertible preferred stock would automatically convert into shares of common stock at the then-effective conversion rate of such shares upon the earliest to occur of (i) the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of common stock of the Company to the public with offering proceeds to the Company in excess of $50 million (net of underwriters’ discounts, concessions, commissions, and expenses) or (ii) the consent of holders of at least 35% of the then outstanding shares of Series A Preferred and Series A-1 Preferred, voting together as a single class; the holders of a majority of the then outstanding shares of Series A Preferred, voting as a separate class; the holders of a majority of the then outstanding shares of Series B Preferred, voting as a separate class; the holders of a majority of the then outstanding shares of Series C Preferred, voting as a separate class; the holders of at least 60% of the then outstanding shares of Series D Preferred, voting as a separate class; the holders of a majority of the then outstanding shares of Series E Preferred, voting as a separate class; and the holders of at least 80% of the then outstanding shares of Series F Preferred, voting as a separate class, all on an as-converted basis.

In the event the Company sold its common stock in a firmly underwritten public offering pursuant to a registration statement under the Securities Act in which all of the Series F Preferred Stock are to be converted to common stock, and the actual net initial offering price (the “IPO Price”) to the public was less than $24.13 per share (as adjusted for stock splits, stock dividends, reclassification and the like), then the conversion price for each share of Series F Preferred Stock would be adjusted immediately prior to the conversion of the Series F Preferred Stock into common stock to a price equal to the IPO Price (as adjusted for stock splits, stock dividends, reclassification and the like).

Liquidation—In the event of any liquidation, dissolution, or winding-up of the Company, the holders of the Series Preferred stock would be entitled to receive, ratably, prior and in preference to any distribution of the assets or funds of the Company to the holders of the common stock, an amount equal to the issuance price per share as adjusted for any stock dividends, combinations, splits, recapitalizations, and similar transactions, plus any accrued and unpaid dividends and any other declared but unpaid dividends (the “Liquidation Preference”). If the Company had insufficient assets to permit payment of the Liquidation Preference in full to all holders of Series Preferred, then the assets of the Company would be distributed ratably to the holders of Series Preferred in proportion to the Liquidation Preference such holders would otherwise be entitled to receive. After payment of the Liquidation Preference to the holders of redeemable convertible preferred stock, the remaining assets of the Company would be distributed ratably to the holders of common stock on a fully-converted basis.

Dividends—The holders of Series Preferred stock were entitled to receive, out of any funds legally available, noncumulative dividends prior and in preference to any dividends paid on the common stock, as adjusted for stock splits, stock dividends, combinations, recapitalizations, and similar transactions, when, as, and if declared by the Board of Directors. After payment of such dividends on the Series Preferred stock, any additional dividends or distributions would be distributed among all holders of common stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of redeemable convertible preferred stock were converted to common stock at the then-effective conversion rate. Such dividends are not cumulative. No dividends were declared or paid on the Company’s redeemable convertible preferred stock.

Redemption—The Company was obligated to redeem the Series Preferred at any time after November 13, 2026, at the election of, and notice by the holder at a price equal to the Series Preferred original issuance price, plus all declared but unpaid dividends thereon. The Series Preferred could also be redeemed upon the occurrence of certain deemed liquidation events, as the majority of the holders could opt to redeem the shares at the liquidation preference upon certain events as defined by the Company’s articles of incorporation, as amended, and include a merger, acquisition or sale of substantially all of the assets.

Changes in the redemption value of the redeemable convertible preferred stock, if any, would be recorded in the period occurred as an adjustment to additional paid-in capital in the consolidated balance sheets. The Company does not adjust the carrying values of the redeemable convertible preferred stock to the redemption value until such time as a deemed liquidation event is probable of occurring. As of December 31, 2020 and December 31, 2019,the redeemable convertible preferred stock had not been adjusted to its redemption value as it was not probable whether or when a deemed liquidation event would occur.

14. Common stock
Common stockholders are entitled to one vote per share. The Company had the following common stock reserved for future issuance as of December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020
Conversion of redeemable convertible preferred stock	—	85,391,338
Warrants for redeemable convertible preferred stock	—	12,595
Stock options outstanding to purchase common stock (1)	20,342,259	18,932,979
Stock available for future issuance:
2010 Equity Incentive Plan	—	3,917,161
2021 Equity Incentive Plan	11,417,359	—
2021 Employee Stock Purchase Plan	2,800,000	—
Total shares of common stock reserved	34,559,618	108,254,073
(1) Excludes 106,155 and 95,475 cash-settled stock appreciation rights (“SARs”) outstanding as of December 31, 2021 and December 31, 2020, respectively.

15. Equity incentive plans
In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provided for incentive stock options (“ISOs”), non-statutory stock options (“NSOs”, collectively with ISOs, “Stock Options”), SARs, restricted stock, and RSUs to be granted to eligible employees, directors, and consultants. The Company’s Board of Directors most recently approved an amended and restated 2010 Equity Incentive Plan as of September 28, 2021, which authorized the issuance of 850,000 additional shares for a total of 44,340,706.

The 2010 Plan was terminated in October 2021 in connection with the IPO but continues to govern the terms and conditions of the outstanding awards granted pursuant to the 2010 Plan. No further equity awards will be granted under the 2010 Plan.

The Company adopted the 2021 Equity Incentive Plan (the "2021 Plan") in September 2021, which became effective on October 28, 2021 (collectively with the 2010 Plan, the "Equity Incentive Plans"). The 2021 Plan provides for the granting of ISOs, NSOs, SARs, restricted stock, RSUs, and performance awards to eligible employees, directors, and consultants. All of the aforementioned equity incentive plans were approved by the Company’s stockholders.

The Company initially reserved 13,800,000 shares for issuance under the 2021 Plan. The amount available for issuance is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2023, in an amount equal to 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding calendar year or a lesser amount determined by the Company’s Board of Directors or compensation committee. The amount available for issuance shall also include Returning Shares, which are any shares subject to awards granted under the 2010 Plan that, on or after October 29, 2021, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest.

Stock options—The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.

The following is a summary of activity for stock options under the Equity Incentive Plans (amounts in thousands, except share and per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2020	18,532,979	$5.12	8.46	$123,166
Granted	5,529,439	21.97
Exercised	(2,923,761)	3.75
Canceled	(1,196,398)	10.02
Balance - December 31, 2021	19,942,259	$9.70	8.14	$226,350
Vested & Expected to Vest as of December 31, 2021	19,942,259	$9.70	8.14	$226,350
Exerciseable as of December 31, 2021	8,002,666	$4.77	7.41	$118,769
The weighted average grant date fair values of stock options granted during the fiscal years ended December 31, 2021, 2020, and 2019 was $16.01, $5.48 and $1.66 per share, respectively.

Total aggregate intrinsic value of options exercised during the fiscal years ended December 31, 2021, 2020, and 2019 was $59.7 million, $34.8 million, and $11.0 million, respectively.

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested stock options was $95.8 million, which will be recognized over a weighted average period of 2.5 years.

The Company estimates the fair value of stock-based compensation for stock options by utilizing the Black-Scholes option-pricing model, which is dependent upon several variables, such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term. These amounts are estimates and, thus, may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The calculation of grant date fair value of stock options was based on the following weighted average assumptions:

	Fiscal Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.0%	0.5%	2.2%
Expected volatility	60.5%	57.3%	48.1%
Expected life (in years)	6.0	5.9	6.0
Expected dividend yield	—%	—%	—%

Stock appreciation rights—The Company may grant SARs at exercise prices not less than the fair market value at the date of grant. The SARs are liability-classified awards that generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years. Refer to Note 2 “Summary of Significant Accounting Policies—Stock-Based Compensation” for more information.

The following is a summary of activity for SARs under the Equity Incentive Plans (amounts in thousands, except share and per share amounts):

	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2020	95,475	$5.64	9.00	$586
Granted	17,755	22.56
Exercised	(458)	3.12
Canceled	(6,617)	6.04
Balance - December 31, 2021	106,155	$8.45	8.25	$1,267
Vested & Expected to Vest as of December 31, 2021	106,155	$8.45	8.25	$1,267
Exercisable as of December 31, 2021	48,560	$5.34	7.90	$690
The weighted average grant date fair values of SARs granted during the fiscal years ended December 31, 2021, 2020, and 2019 was $22.47, $6.04, and $5.00 per share, respectively.

As of December 31, 2021, total compensation cost related to unvested SARs not yet recognized was $0.7 million, which will be recognized over a weighted average period of 2.3 years.

The Company estimates the fair value of stock-based compensation for SARs by utilizing the same Black-Scholes option-pricing model as described under the Stock Options subheading above. The calculation of grant date fair value of SARs was based on the following weighted average assumptions:

	Fiscal Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.5%	0.7%	1.9%
Expected volatility	60.9%	58.3%	54.3%
Expected life (in years)	6.2	6.1	5.4
Expected dividend yield	—%	—%	—%

Restricted stock units—The Company first issued RSU awards in November 2021. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for RSUs with service-based vesting conditions on a straight-line basis over the requisite service period for each award, which typically vest over a three or four-year period.

A summary of RSU activity under the 2021 Plan is as follows (in thousands, except per share data):

	RSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested - December 31, 2020	—	$—
Granted	2,569,153	27.64
Released	—	—
Canceled	(24,102)	27.64
Unvested - December 31, 2021	2,545,051	$27.64

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested RSUs was $68.6 million, which will be recognized over a weighted average period of 3.9 years.
Performance-based awards—Under its 2010 Plan, the Company may grant share-based awards whose vesting is contingent on meeting various departmental or company-wide performance goals, such as the achievement of certain sales targets or an IPO event, in lieu of or in addition to a service-based vesting condition (“Performance-Based Awards”). Such awards are generally granted with an exercise price equal to the fair market value of the underlying common stock share on the date of grant and have a contractual term of 10 years. If vesting is dependent on satisfying a performance condition that is probable of being achieved, the Company estimates the expected term as the midpoint between the time at which the performance conditions are probable of being satisfied and the contractual term of the award. If vesting is dependent on satisfying a performance condition that is not probable of being achieved and the service period is not explicitly stated, the Company estimates the expected term as the contractual term. The remaining inputs to the Black-Scholes option pricing model used to determine grant date fair value, including risk-free interest, expected volatility, and expected dividend yield, are calculated using the same method as that used for stock options with service-based vesting conditions. Grants for Performance-Based Awards are made out of the same pool of stock options available for future issuance under the Equity Incentive Plans.
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
The Company had two Performance-Based Awards outstanding as of December 31, 2021, and December 31, 2020.
In 2018, the Company granted an award of 50,000 stock options that will become eligible to vest upon the closing of the Company’s IPO occurring prior to the sixth (6th) anniversary of the date the award was granted and subject to recipient’s continued service to the Company through the IPO closing date. Upon satisfaction of the IPO requirement, the options vest in 48 equal monthly installments thereafter, subject to the recipient continuing to provide service to the Company through each vesting date. In 2020, the Company modified the performance condition of the award to include a change in control event as defined in the Company’s 2010 Plan. Prior to the Company’s IPO on October, 29, 2021, management considered the performance-based vesting conditions improbable of being satisfied. Upon completion of the IPO, the performance condition was satisfied, and the Company recognized an immaterial amount of cumulative stock-based compensation expense.
In 2020, the Company granted 350,000 stock options with performance-based vesting conditions, with 50% vesting when the Company achieves $230.0 million in UB Annual Recurring Revenue (“ARR”), and the other 50% vesting when the Company achieves $330.0 million in UB ARR. Management considered that both performance-based vesting conditions were probable of being satisfied during the performance period. As such, the Company began recognizing expense for each tranche of the award using the estimated time period by which the performance conditions are probable of being achieved. The $230.0 million UB ARR performance condition was achieved in the fourth quarter of fiscal year 2021, though the award was not exercisable until the

Board of Directors’ compensation committee formally certified satisfaction of the performance condition in February 2022.

The following table summarizes the activities of Performance-Based Options under the 2010 Plan (amounts in thousands, except share and per share amounts):

	Performance-Based Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2020	400,000	$10.12	9.60	$660
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance - December 31, 2021	400,000	$10.12	8.60	$3,768
Vested & Expected to Vest as of December 31, 2021	400,000	$10.12	8.60	$3,768
Exercisable as of December 31, 2021	2,083	$3.06	6.58	$34
As of December 31, 2021, total compensation cost related to unvested Performance-Based Awards not yet recognized was $0.6 million, which will be recognized over a weighted average period of 0.8 years.
Employee Stock Purchase Plan— The 2021 Employee Stock Purchase Plan (the “ESPP”) became effective on October 29, 2021. The Company initially reserved 2,800,000 shares of the Company's common stock under the ESPP. Shares reserved for issuance shall increase on the first day of the fiscal year, beginning in fiscal 2023, in an amount equal to the least of 1% of the outstanding shares of common stock on the last day of the immediately preceding Fiscal Year, three times the initial number of shares reserved under the ESPP, or a lesser amount determined by the Company’s Board of Directors or compensation committee.

The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of 15% during an offering period. Offering periods are 24-month periods beginning on the first trading day on or after May 20 or November 20 (defined as the enrollment date), except for the first offering period which commenced on October 29, 2021, and will end on November 20, 2023. Each offering period has four purchase periods which last approximately 6 months, or the length of time between exercise dates (defined as the first trading day on or after May 20 and November 20 of each purchase period), except that the first purchase period of any offering period is the time between the enrollment date and first exercise date. At the start of an offering period, eligible employees may elect to contribute up to 15% of their eligible compensation each payroll period during that offering period to purchase shares of common stock in accordance with the ESPP.

On each exercise date, eligible employees will purchase the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the enrollment date or (ii) the exercise date. For the fiscal year ended December 31, 2021, no shares of common stock were issued under the ESPP, as the first exercise date had not yet occurred.

The following table summarizes the weighted-average assumptions used in estimating the fair value of ESPP for the initial offering period using the Black-Scholes option-pricing model:

Fiscal Year Ended December 31,
2021
Risk-free interest rate	0.3%
Expected volatility	61.2%
Expected life (in years)	1.2
Expected dividend yield	—%

As of December 31, 2021, total unrecognized compensation cost for the ESPP was $6.6 million, which will be recognized over a weighted average period of 1.9 years.

Other equity transactions—During the fiscal year ended December 31, 2021, the Company facilitated a tender offer for certain eligible employees to sell 236,086 vested stock options and outstanding shares of common stock to an existing investor at a per share price of $23.75 per share. The Company recorded stock-based compensation of $1.6 million during the fiscal year ended December 31, 2021 in its consolidated statements of operations for the difference between the price paid and the fair value of the Company’s common stock on the date of the transaction.

During the fiscal year ended December 31, 2020, the Company facilitated a tender offer for certain eligible employees to sell 891,265 vested stock options and outstanding shares of common stock at a per share price of $11.22 per share. The Company recorded stock-based compensation of $3.5 million during the fiscal year ended December 31, 2020, in its consolidated statements of operations for the difference between the price paid and the fair value of the Company’s common stock on the date of the transaction.

During the fiscal year ended December 31, 2019, the Company facilitated a tender offer for certain eligible employees to sell 300,000 vested stock options and outstanding shares of common stock to a new investor at a per share price of $10.00 per share. The Company recorded stock-based compensation of $2.1 million in its consolidated statements of operations for the difference between the price paid and the fair value of the Company’s common stock on the date of the transaction.
Additionally, during the fiscal years ended December 31, 2021, 2020 and 2019 the Company waived its right of first refusal and transfer restrictions with respect to certain transfers of outstanding common stock. Where the Company has concluded that such transfers included a deemed compensatory element as a result of both the Company’s role in facilitating the transfers and the buyers of the shares transferred having a pre-existing economic interest in the Company’s equity, the Company recorded stock-based compensation expense for the difference between the price paid and the fair market value on the date of the transaction. The Company recorded $4.0 million, $17.9 million and $1.7 million of stock-based compensation expense in an aggregate amount during the fiscal years ended December 31, 2021, 2020, and 2019, respectively.
On August 24, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. The total compensation cost recognized during the fiscal year ended December 31, 2021 was $0.2 million. As of December 31, 2021, total compensation cost related to the restricted stock not yet recognized was $1.8 million, which will be recognized over a weighted average period of 2.6 years.
Total stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,623	$418	$299
Sales and marketing	8,637	7,518	3,001
Research and development	6,816	5,232	2,357
General and administrative	17,604	18,450	3,306
Total stock-based compensation expense	$34,680	$31,618	$8,963

The Company capitalized $2.5 million, $0.7 million, and $0.3 million of stock-based compensation expense as capitalized software during the fiscal years ended December 31, 2021, 2020, and 2019, respectively.

Due to the adoption of ASU 2018-15 as described in Note 2 (“Summary of significant accounting policies”), the Company capitalized $0.1 million of stock-based compensation expense as cloud computing costs during the fiscal year ended December 31, 2021.

16. Net loss per share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Fiscal Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(80,026)	$(77,620)	$(69,703)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders	54,972,827	33,384,438	27,096,379
Net loss per share attributable to common stockholders, basic and diluted	$(1.46)	$(2.33)	$(2.57)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Fiscal Year Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	85,391,338	79,472,483
Stock options	20,342,259	19,028,454	17,889,502
RSUs and restricted stock	2,606,351	—	—
Contingently issuable shares under ESPP	60,880	—	—
Early exercised common stock options subject to repurchase	—	—	2,337
Redeemable convertible preferred stock warrants	—	12,595	12,595
Total potentially dilutive securities	23,009,490	104,432,387	97,376,917

17. Segment and geographic information
The Company’s Chief Executive Officer is its CODM. The CODM reviews separate financial information presented for the Company’s two segments, Consumer and Enterprise, in order to allocate resources and evaluate the Company’s financial performance.
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
Financial information for each reportable segment was as follows (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Revenue
Consumer	$328,703	$326,454	$225,500
Enterprise	186,954	103,445	50,827
Total Revenue	$515,657	$429,899	$276,327

Segment cost of revenue
Consumer	159,342	165,804	118,669
Enterprise	63,984	35,519	18,906
Total segment cost of revenue	$223,326	$201,323	$137,575

Segment gross profit
Consumer	169,361	160,650	106,831
Enterprise	122,970	67,926	31,921
Total segment gross profit	$292,331	$228,576	$138,752

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	9,293	6,894	4,909
Amortization of intangible assets	1,022	—	—
Depreciation	760	618	727
Stock-based compensation	1,623	418	299
Total reconciling items	12,698	7,930	5,935
Total gross profit	$279,633	$220,646	$132,817
Subsequent to the issuance of the Company’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019, the Company identified an error in the classification of segment cost of revenue between the Consumer and Enterprise segments. Management corrected the error in the table above by decreasing Consumer segment cost of revenue and increasing Enterprise segment cost of revenue by $6.7 million for the year ended December 31, 2020, and by decreasing Consumer segment cost of revenue and increasing Enterprise segment cost of revenue by $4.1 million for the year ended December 31, 2019. Consumer segment gross profit increased by $6.7 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively, and Enterprise segment gross profit decreased by $6.7 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively. Management considers such corrections to be immaterial to the previously issued consolidated financial statements.

Geographic Information
Revenue: The following table summarizes the revenue by region based on the IP address at the time of registration of the Company’s customers (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
North America	$199,268	$168,612	$113,604
Europe, Middle East, Africa	168,612	139,005	88,637
Asia Pacific	107,924	85,847	47,047
Latin America	39,853	36,435	27,039
Total revenue	$515,657	$429,899	$276,327
No single country other than the United States represented 10% or more of the Company’s total revenue during the fiscal years ended December 31, 2021, 2020 and 2019.
Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, by geographic region (in thousands):

	December 31,	December 31,
	2021	2020
North America	$6,922	$5,327
Rest of world	2,832	3,653
Total long-lived assets	$9,754	$8,980

18. Subsequent events
In preparing the consolidated financial statements as of December 31, 2021 and for the fiscal years ended December 31, 2021, 2020, and 2019 the Company has evaluated subsequent events through March 25, 2022, the date the consolidated financial statements were available for issuance.

On February 15, 2022, the Company granted 1,683,039 RSUs to employees at a grant date fair value of $14.32 per share that generally vest over a four-year period.

On February 28, 2022, the Company completed the second tranche purchase of $5.0 million of preferred stock as a part of its strategic investment in a privately held online education platform technology company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management’s report on internal control over financial reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other information
Not applicable.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections

Not applicable.

Part III
Item 10. Directors, executive officers and corporate governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 11. Executive compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain relationships and related transactions, and director independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal accounting fees and services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Part IV
Item 15. Exhibits
The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(b) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40956	3.2	November 2, 2021

4.1	Fifth Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated November 13, 2020	S-1	333-260042	4.1	October 5, 2021

4.2	Form of common stock certificate of the Registrant	S-1	333-260042	4.2	October 5, 2021

4.3	Description of common stock of the Registrant

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-260042	10.1	October 5, 2021

10.2	2010 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-260042	10.2	October 5, 2021

10.3	2021 Equity Incentive Plan and forms of agreements thereunder	S-1	333-260042	10.3	October 5, 2021

10.4	2021 Employee Stock Purchase Plan, as amended and restated, and forms of agreements thereunder	S-1	333-260042	10.4	October 5, 2021

10.5	Employee Incentive Compensation Plan	S-1	333-260042	10.5	October 5, 2021

10.6	Outside Director Compensation Policy	S-1	333-260042	10.6	October 5, 2021

10.7	Confirmatory Employment Letter by and between the Registrant and Gregg Coccari	S-1	333-260042	10.7	October 5, 2021

10.8	Confirmatory Employment Letter by and between the Registrant and Sarah Blanchard	S-1	333-260042	10.8	October 5, 2021

10.9	Confirmatory Employment Letter by and between the Registrant and Velayudhan Venugopal	S-1	333-260042	10.9	October 5, 2021

10.10	Confirmatory Employment Letter by and between the Registrant and Gregory Brown	S-1	333-260042	10.10	October 5, 2021

10.11	Confirmatory Employment Letter by and between the Registrant and Cara Brennan Allamano	S-1	333-260042	10.11	October 5, 2021

10.12	Confirmatory Employment Letter by and between the Registrant and Llibert Argerich	S-1	333-260042	10.12	October 5, 2021

10.13	Confirmatory Employment Letter by and between the Registrant and Prasad Gune	S-1	333-260042	10.13	October 5, 2021

10.14	Change in Control and Severance Agreement by and between the Registrant and Gregg Coccari	S-1	333-260042	10.14	October 5, 2021

10.15	Change in Control and Severance Agreement by and between the Registrant and Sarah Blanchard	S-1	333-260042	10.15	October 5, 2021

10.16	Change in Control and Severance Agreement by and between the Registrant and Velayudhan Venugopal	S-1	333-260042	10.16	October 5, 2021

10.17	Change in Control and Severance Agreement by and between the Registrant and Gregory Brown	S-1	333-260042	10.17	October 5, 2021

10.18	Change in Control and Severance Agreement by and between the Registrant and Cara Brennan Allamano	S-1	333-260042	10.18	October 5, 2021

10.19	Change in Control and Severance Agreement by and between the Registrant and Llibert Argerich	S-1	333-260042	10.19	October 5, 2021

10.20	Change in Control and Severance Agreement by and between the Registrant and Prasad Gune	S-1	333-260042	10.20	October 5, 2021

21.1	List of subsidiaries	S-1	333-260042	10.20	October 5, 2021

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Powers of Attorney (contained on signature page)

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
* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Udemy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Udemy, Inc.

Date: March 25, 2022	By:	/s/ Gregg Coccari
Gregg Coccari
President and Chief Executive Officer

Date: March 25, 2022	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregg Coccari and Sarah Blanchard, and each one of them, as his, her, or their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregg Coccari	President, Chief Executive Officer and Chairperson of the Board of Directors	March 25, 2022
Gregg Coccari

/s/ Sarah Blanchard	Chief Financial Officer Principal Financial and Accounting Officer	March 25, 2022
Sarah Blanchard

/s/ Eren Bali	Director	March 25, 2022
Eren Bali

/s/ Kenneth Fox	Director	March 25, 2022
Kenneth Fox

/s/ Heather Hiles	Director	March 25, 2022
Heather Hiles

/s/ Lawrence Illg	Director	March 25, 2022
Lawrence Illg

/s/ Jeffrey Lieberman	Director	March 25, 2022
Jeffrey Lieberman

/s/ Lydia Paterson	Director	March 25, 2022
Lydia Paterson