Form 10-K/A
period 2021-12-31
Udemy, Inc.
filed 2022-04-13
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Udemy, Inc. for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022 (the “Original 10-K”). This Form 10-K/A is being filed to amend and refile Part II, Item 8 to properly reflect the audit report delivered by our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), and to disclose Deloitte’s tenure as our auditor, which was inadvertently excluded in the original filing.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV, Item 15 to reflect the inclusion of those certifications, along with any changes to Part IV, Item 15 that occurred after the date of the Original 10-K.

Except as described above, no other changes have been made to the Original 10-K. Except as otherwise indicated herein, this Form 10-K/A continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original 10-K. The filing of this Form 10-K/A is not a representation that any statements contained in items of the Original 10-K other than Part II, Item 8; Part IV, Item 15; and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original 10-K.

Page
Part II
Item 8. Financial Statements and Supplementary Data	3
Part IV
Item 15. Exhibits, Financial Statement Schedules	46
Signatures	50

PART II.
Item 8. Consolidated financial statements

The following financial statements are filed as part of this report:

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 25, 2022

We have served as the Company’s auditor since 2019.

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

Part IV
Item 15. Exhibits
The following documents are filed as a part of this report:

(a) Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Form 10-K/A.

(b) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c) Exhibits

The exhibits listed below are filed as part of this report, or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40956	3.2	November 2, 2021

4.1	Fifth Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated November 13, 2020	S-1	333-260042	4.1	October 5, 2021

4.2	Form of common stock certificate of the Registrant	S-1	333-260042	4.2	October 5, 2021

4.3	Description of common stock of the Registrant	10-K	001-40956	4.3	March 25, 2022

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-260042	10.1	October 5, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-260042	10.2	October 5, 2021

10.3#	2021 Equity Incentive Plan and forms of agreements thereunder	S-1	333-260042	10.3	October 5, 2021

10.4#	2021 Employee Stock Purchase Plan, as amended and restated, and forms of agreements thereunder	S-1	333-260042	10.4	October 5, 2021

10.5#	Employee Incentive Compensation Plan	S-1	333-260042	10.5	October 5, 2021

10.6#	Outside Director Compensation Policy	S-1	333-260042	10.6	October 5, 2021

10.7#	Confirmatory Employment Letter by and between the Registrant and Gregg Coccari	S-1	333-260042	10.7	October 5, 2021

10.8#	Confirmatory Employment Letter by and between the Registrant and Sarah Blanchard	S-1	333-260042	10.8	October 5, 2021

10.9#	Confirmatory Employment Letter by and between the Registrant and Velayudhan Venugopal	S-1	333-260042	10.9	October 5, 2021

10.10#	Confirmatory Employment Letter by and between the Registrant and Gregory Brown	S-1	333-260042	10.10	October 5, 2021

10.11#	Confirmatory Employment Letter by and between the Registrant and Cara Brennan Allamano	S-1	333-260042	10.11	October 5, 2021

10.12#	Confirmatory Employment Letter by and between the Registrant and Llibert Argerich	S-1	333-260042	10.12	October 5, 2021

10.13#	Confirmatory Employment Letter by and between the Registrant and Prasad Gune	S-1	333-260042	10.13	October 5, 2021

10.14#	Change in Control and Severance Agreement by and between the Registrant and Gregg Coccari	S-1	333-260042	10.14	October 5, 2021

10.15#	Change in Control and Severance Agreement by and between the Registrant and Sarah Blanchard	S-1	333-260042	10.15	October 5, 2021

10.16#	Change in Control and Severance Agreement by and between the Registrant and Velayudhan Venugopal	S-1	333-260042	10.16	October 5, 2021

10.17#	Change in Control and Severance Agreement by and between the Registrant and Gregory Brown	S-1	333-260042	10.17	October 5, 2021

10.18#	Change in Control and Severance Agreement by and between the Registrant and Cara Brennan Allamano	S-1	333-260042	10.18	October 5, 2021

10.19#	Change in Control and Severance Agreement by and between the Registrant and Llibert Argerich	S-1	333-260042	10.19	October 5, 2021

10.20#	Change in Control and Severance Agreement by and between the Registrant and Prasad Gune	S-1	333-260042	10.20	October 5, 2021

21.1	List of subsidiaries	S-1	333-260042	10.20	October 5, 2021

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Powers of Attorney (contained on signature page of the Original 10-K)	10-K	001-40956	24.1	March 25, 2022

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40956	31.1	March 25, 2022

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40956	31.2	March 25, 2022

31.3
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40956	32.1	March 25, 2022

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40956	32.2	March 25, 2022

32.3†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
# Indicates a management contract or compensatory plan or arrangement.
*    Previously furnished with the Original 10-K.

† The certifications attached as Exhibits 32.3 and 32.4 that accompany this Form 10-K/A are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Udemy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Udemy, Inc.

Date: April 13, 2022	By:	/s/ Gregg Coccari
Gregg Coccari
President and Chief Executive Officer

Date: April 13, 2022	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer
POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregg Coccari	President, Chief Executive Officer and Chairperson of the Board of Directors	April 13, 2022
Gregg Coccari

/s/ Sarah Blanchard	Chief Financial Officer Principal Financial and Accounting Officer	April 13, 2022
Sarah Blanchard

*	Director	April 13, 2022
Eren Bali

*	Director	April 13, 2022
Kenneth Fox

*	Director	April 13, 2022
Heather Hiles

*	Director	April 13, 2022
Lawrence Illg

*	Director	April 13, 2022
Jeffrey Lieberman

*	Director	April 13, 2022
Lydia Paterson

*By: /s/ Gregg Coccari
Gregg Coccari
Attorney-in-fact