Form 10-Q
period 2022-03-31
Udemy, Inc.
filed 2022-05-04
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
As of April 28, 2022, 139,654,592 shares of the registrant’s common stock were outstanding.

Summary of risk factors
Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition, or prospects:
•We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future. We incurred net losses of $25.6 million and $18.0 million during the three months ended March 31, 2022 and 2021, respectively, and, as of March 31, 2022, we had an accumulated deficit of $484.2 million.
•We have a limited history in an emerging and dynamic market, which makes it difficult to evaluate our future results of operations.

•     Our results of operations may fluctuate significantly from period to period due to a wide range of factors, which makes our future results difficult to predict.

•     Our rapid growth may not be sustainable and depends on our ability to attract new learners, instructors, and organizations and retain existing ones.

•     Our platform relies on a limited number of instructors who create a significant portion of the most popular content on our platform, and the loss of these instructor relationships could adversely affect our business, financial condition, and results of operations.

•     If we fail to maintain and expand our relationships with Udemy Business (“UB” or “Enterprise”) customers, our ability to grow our business and revenue will suffer.

•     We operate in a highly competitive market, and we may not be able to compete successfully against current and future competitors.

•     The market for online learning solutions is relatively new and may not grow as we expect, which may harm our business, financial condition, and results of operations.

•     Adherence to our values and our focus on long-term sustainability may negatively impact our short or medium term financial performance.

•     The COVID-19 pandemic could affect our business, financial condition, and results of operations in volatile and unpredictable ways.

•     Any failure to successfully execute and integrate future acquisitions could materially adversely affect our business, financial condition, and results of operations.

•     Changes in laws or regulations relating to privacy, data protection, or cybersecurity, including those relating to the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations could adversely affect our business.

•     We may be unable to adequately obtain, maintain, protect, and enforce our intellectual property and proprietary information, which could adversely affect our business, financial condition, and results of operations.

•     We could face liability, or our reputation might be harmed, as a result of courses posted to our platform.

•     Intellectual property litigation, including litigation related to content available on our platform, could result in significant costs and adversely affect our business, financial condition, results of operations, and reputation.

•     We are an emerging growth company, and any decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

•     The trading price of our common stock may be volatile, and you could lose all or part of your investment.
i

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:
•our expectations regarding our financial and operating performance, including our expectations regarding our revenue, costs, monthly average buyers, number of UB customers, UB Annual Recurring Revenue, UB Net Dollar Retention Rate, segment revenue, segment gross profit, adjusted EBITDA, and adjusted EBITDA margin;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$510,965	$533,868
Accounts receivable, net of allowance for doubtful accounts of $678 and $678 as of March 31, 2022 and December 31, 2021, respectively.	67,699	73,180
Prepaid expenses and other current assets	15,279	15,927
Deferred contract costs, current	23,074	18,898
Total current assets	617,017	641,873
Property and equipment, net	8,937	9,887
Capitalized software, net	21,693	20,054
Operating lease right-of-use assets	15,994	—
Restricted cash, non-current	3,629	2,900
Deferred contract costs, non-current	27,927	25,647
Strategic investments	15,000	10,000
Intangible assets, net	12,531	13,597
Goodwill	12,646	12,646
Other assets	3,516	3,247
Total assets	$738,890	$739,851
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,275	$34,627
Accrued expenses and other current liabilities	35,697	40,140
Content costs payable	31,606	35,961
Accrued compensation and benefits	20,909	22,341
Operating lease liabilities, current	7,410	—
Deferred revenue, current	227,701	208,274
Total current liabilities	339,598	341,343
Operating lease liabilities, non-current	11,458	—
Deferred revenue, non-current	2,817	2,280
Other liabilities, non-current	4,509	6,528
Total liabilities	358,382	350,151
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.00001 par value- 50,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock, $0.00001 par value - 950,000,000 shares authorized; 139,573,416 and 139,164,693 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	1	1
Additional paid-in capital	864,676	848,229
Accumulated other comprehensive income (loss)	9	(1)
Accumulated deficit	(484,178)	(458,529)
Total stockholders’ equity	380,508	389,700
Total liabilities and stockholders' equity	$738,890	$739,851
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$152,223	$124,550
Cost of revenue	66,438	57,923
Gross profit	85,785	66,627
Operating expenses
Sales and marketing	66,878	53,239
Research and development	22,570	15,413
General and administrative	21,653	14,413
Total operating expenses	111,101	83,065
Loss from operations	(25,316)	(16,438)
Other income (expense)
Interest income (expense), net	243	(218)
Other expense, net	(244)	(428)
Total other expense, net	(1)	(646)
Net loss before taxes	(25,317)	(17,084)
Income tax provision	(332)	(905)
Net loss attributable to common stockholders	(25,649)	$(17,989)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.18)	$(0.50)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	139,405,294	36,178,304
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(25,649)	$(17,989)
Foreign currency translation gains	10	—
Comprehensive loss	$(25,639)	$(17,989)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	139,164,693	$1	$848,229	$(1)	$(458,529)	$389,700
Stock-based compensation	—	—	—	—	14,930	—	—	14,930
Exercise of stock options	—	—	376,578	—	1,517	—	—	1,517
Vesting of restricted stock units	—	—	32,145	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(25,649)	(25,649)
Balance—March 31, 2022	—	$—	139,573,416	$1	$864,676	$9	$(484,178)	$380,508

Balance—December 31, 2020	85,391,338	$274,104	35,627,503	$—	$117,818	$—	$(378,503)	$(260,685)
Exercise of Series A-1 redeemable convertible preferred stock warrants	12,595	163	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,562	—	—	10,562
Exercise of stock options	—	—	1,458,200	—	4,698	—	—	4,698
Net loss	—	—	—	—	—	—	(17,989)	(17,989)
Balance—March 31, 2021	85,403,933	$274,267	37,085,703	$—	$133,078	$—	$(396,492)	$(263,414)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,649)	$(17,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,967	3,069
Amortization of deferred sales commissions	6,582	3,481
Stock-based compensation	13,342	10,512
Provision for doubtful accounts	110	3
Non-cash operating lease expense	1,573	—
Other	75	—
Changes in operating assets and liabilities:
Accounts receivable	5,371	2,039
Prepaid expenses and other assets	198	(2,738)
Deferred contract costs	(13,038)	(7,956)
Accounts payable, accrued expenses and other liabilities	(21,964)	(16,265)
Content costs payable	(4,355)	(1,986)
Operating lease liabilities	(1,151)	—
Deferred revenue	19,964	14,072
Net cash used in operating activities	(13,975)	(13,758)
Cash flows from investing activities:
Purchases of property and equipment	(156)	(933)
Capitalized software costs	(3,121)	(3,289)
Purchases of strategic investments	(5,000)	—
Net cash used in investing activities	(8,277)	(4,222)
Cash flows from financing activities:
Net proceeds from exercise of Series A-1 redeemable convertible preferred stock warrants	—	2
Net proceeds from exercise of stock options	1,658	4,489
Payment of redeemable convertible preferred stock issuance costs	—	(2,250)
Payment of deferred offering costs	(1,586)	—
Net cash provided by financing activities	72	2,241

Effect of foreign exchange rates on cash flows	6	—

Net decrease in cash, cash equivalents and restricted cash	(22,174)	(15,739)
Cash, cash equivalents and restricted cash—Beginning of period	536,768	177,931
Cash, cash equivalents and restricted cash—End of period	$514,594	$162,192

Supplemental disclosures of cash flow information:
Interest paid	$2	$53
Income taxes paid	$64	$29

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred offering costs	$—	$58
Stock-based compensation in capitalized costs	$1,311	$457
Changes in purchases of property and equipment in accounts payable and accrued expenses	$71	$523
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the SEC on March 25, 2022.
Segment information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three months ended March 31, 2022 and 2021, the Company operated under two operating and reportable segments: Consumer and Enterprise. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 16 “Segment and geographic information.”

Use of estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the results of operations during the reporting periods.
Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, useful lives of property and equipment, capitalization of internally developed software and associated useful lives, the carrying value of operating lease right-of-use assets, stock-based compensation, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated instructor withholding tax obligations, estimated period of consumption for consumer learners’ single course purchases, the period of benefit for deferred commissions, the fair value and associated useful lives of intangible assets and goodwill acquired via business combinations, and the valuation of privately-held strategic investments, including impairments. Management periodically evaluates such estimates and assumptions for continued reasonableness.
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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had one customer, a reseller partner for the Enterprise segment, who accounted for 10% of total accounts receivable as of March 31, 2022. The Company had no customers which accounted for more than 10% of total accounts receivable as of December 31, 2021. No customer accounted for more than 10% of total revenue during the three months ended March 31, 2022 and 2021.
Summary of significant accounting policies—Except as described below, there were no significant changes to the Company’s significant accounting policies disclosed in Note 2 “Summary of significant accounting policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the SEC on March 25, 2022.

Restricted cash—Restricted cash primarily consists of cash restricted in connection with lease agreements for the Company’s facilities. Restricted cash is included in current assets for leases that expire within one year from the balance sheet date and in non-current assets for leases that expire in more than one year from the balance sheet date.

	As of March 31,	As of December 31,
Reconciliation of cash, cash equivalents and restricted cash	2022	2021

Cash and cash equivalents	$510,965	$533,868
Restricted cash, non-current	3,629	2,900
Total cash, cash equivalents and restricted cash	$514,594	$536,768

Accounts receivable and allowance for doubtful accounts—Accounts receivable represent amounts owed to the Company for Enterprise subscriptions. Also included in accounts receivable are amounts due from payment processors or mobile application store partners that settle over a period longer than five business days. Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable are presented net of allowances for doubtful accounts. Management assesses the Company’s ability to collect outstanding receivables and records allowances when collection becomes doubtful. The provision for bad debt is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. These estimates are based on the assessment of the credit worthiness of the Company’s customers based on multiple sources of information and analysis of such factors as the Company’s historical collection experience and industry and geographic concentrations of credit risk. Accounts receivable deemed to be uncollectible are written off, net of any amounts that may be collected.

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off	Balance at End of Period
Allowance for doubtful accounts
Three Months Ended March 31, 2022	$678	$110	$(110)	$678
Three Months Ended March 31, 2021	$643	$3	$(26)	$620

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

The fair value measurements of assets that are measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
March 31, 2022
Strategic investments	$—	$—	$15,000
Total as of March 31, 2022	$—	$—	$15,000

The Company did not hold any strategic investments as of March 31, 2021.

The fair value measurements of liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
March 31, 2022
Cash settled stock appreciation rights	$—	$—	$508
Total as of March 31, 2022	$—	$—	$508

March 31, 2021
Cash settled stock appreciation rights	$—	$—	$674
Total as of March 31, 2021	$—	$—	$674

During the three months ended March 31, 2021, the remaining outstanding 12,595 warrants to purchase Series A-1 redeemable convertible preferred stock were exercised for an immaterial amount of cash proceeds at an exercise price of $0.196 per share. The Company reclassified the $0.2 million fair value of the warrants into Series A-1 redeemable convertible preferred stock on the consolidated balance sheet. The change in fair value of the warrants during three months ended March 31, 2021 was immaterial.

A summary of the changes in the fair value of Level 3 financial instruments, of which remeasurement of stock appreciation rights are recognized in the condensed consolidated statements of operations, is as follows (in thousands):

	Warrants	Stock Appreciation Rights	Strategic Investments
Balance— December 31, 2021	$—	$818	$10,000
Vesting and remeasurement of stock appreciation rights	—	(310)	—
Purchases of strategic investments	—	—	5,000
Balance— March 31, 2022	$—	$508	$15,000

Balance— December 31, 2020	$160	$268	$—
Exercise of redeemable convertible preferred stock warrants	(160)	—	—
Vesting and remeasurement of stock appreciation rights	—	406	—
Balance— March 31, 2021	$—	$674	$—

Operating leases—The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026. The Company determines if an arrangement contains a lease at inception based on whether there is an identified tangible asset and whether the Company controls the use of the identified asset throughout the period of use.

The Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) on January 1, 2022.

Operating leases are included in operating lease right-of-use (“ROU”) assets and in operating lease liabilities in the accompanying condensed consolidated balance sheet. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

The Company measures its operating lease liabilities at lease inception date based on the present value of total lease payments over the lease term. Total lease payments are discounted to present value using the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate using information available at the lease commencement date, including but not limited to credit rating, lease term, and the currency in which the arrangement is denominated. The Company’s operating lease ROU assets are equal to the corresponding operating lease liability, adjusted for payments made to the lessor at or before the commencement date, initial direct costs incurred, and tenant incentives under the lease.

The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. Variable lease payments, such as those for common area maintenance or property taxes, are not included in the measurement of operating lease liabilities and are expensed as incurred. In addition, the Company does not recognize operating ROU assets or operating lease liabilities for leases with a term of 12 months or less for all asset classes. Operating lease expense is recognized on a straight-line basis over the lease term.

Lease accounting prior to the adoption of Topic 842

The Company recorded total rent expense on a straight-line basis over the lease term consistent with Topic 840. The Company recorded the difference between cash rent payments and straight-line rent expense, generally due to rent escalations and tenant improvement allowances, as a deferred rent liability within accrued expenses and other current liabilities and other liabilities, non-current, each of which were immaterial as of December 31, 2021.

Recently Adopted Accounting Pronouncements—In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard with an effective date of January 1, 2021 using the prospective transition adoption approach. Capitalized implementation costs are recorded in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheet. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires a lessee to record an asset representing the lessees’ right to use the underlying asset and a liability to make lease payments. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.

The Company adopted Topic 842 on January 1, 2022, using the modified retrospective approach. The Company elected the package of practical expedients, the use of hindsight in determining the lease term, and the practical expedient to not recognize an operating ROU asset or operating lease liability for leases with a term of 12 months or less. Upon adoption, the Company recognized $17.6 million in operating ROU assets and $20.0 million in operating lease liabilities in its condensed consolidated balance sheets. The difference between the amounts of operating ROU assets and operating lease liabilities consisted of deferred rent and prepaid rent that were derecognized upon transition. There was no adoption date impact to accumulated deficit, and adoption of the new standard did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which aims to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The Company elected to early adopt this standard on a prospective basis on January 1, 2022. There has been no impact of adoption to date, as the Company has not entered into any business combinations since adoption.
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
New accounting pronouncements not yet adopted—In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The FASB issued ASU 2019-10 in November 2019, which deferred the effective date for nonpublic entities, including EGCs, that had not yet adopted the original ASU. Under the amended guidance, the standard will be effective for the Company’s fiscal year beginning after December 15, 2022, and early adoption is still permitted. The Company is currently assessing the potential impact of the new standard on the Company’s condensed consolidated financial statements.
In December 31, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The ASU is effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently assessing the potential impact of the new standard on the Company’s condensed consolidated financial statements.

3. Revenue recognition

Deferred revenue— Revenue recognized for the three months ended March 31, 2022 from amounts included in deferred revenue as of December 31, 2021 was $111.4 million. Revenue recognized for the three months ended March 31, 2021 from amounts included in deferred revenue as of December 31, 2020 was $85.3 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	March 31,	December 31,	December 31,
	2022	2021	2020
Deferred revenue:
Enterprise	$171,780	$148,966	$84,241
Consumer	58,738	61,588	58,135
Total deferred revenue	$230,518	$210,554	$142,376

Remaining performance obligations—Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations relate to unearned revenue from Consumer single course purchase arrangements and unearned and unbilled revenue from multi-year Enterprise subscription contracts with future installment payments at the end of any given period. As of March 31, 2022, the aggregate transaction price for remaining performance obligations was $368.5 million, of which 72% is expected to be recognized during over the next twelve months and the remainder thereafter.

Deferred contract costs—The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Three Months Ended March 31, 2022	44,545	13,038	(6,582)	51,001
Three Months Ended March 31, 2021	25,838	7,956	(3,481)	30,313
4.Consolidated balance sheet components
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses	$11,735	$12,465
Capitalized cloud computing costs, current	735	808
Short term deposits	340	745
Other current assets	2,469	1,909
Prepaid expenses and other current assets	$15,279	$15,927

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computers and equipment	$7,001	$6,798
Furniture and fixtures	4,702	4,701
Purchased software	383	383
Leasehold improvements	19,002	18,932
Construction in progress	13	18
Total property and equipment	31,101	30,832
Less accumulated depreciation and amortization	(22,164)	(20,945)
Property and equipment, net	$8,937	$9,887
Depreciation expense was $1.2 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.
Capitalized software, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Capitalized software	$48,167	$43,804
Less accumulated amortization	(26,474)	(23,750)
Capitalized software, net	$21,693	$20,054
Amortization expense of capitalized software was $2.7 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, expected amortization expense for capitalized software over the remaining asset lives is as follows (in thousands):

Remainder of 2022	$8,180
2023	8,782
2024	4,457
2025	274
Total expected amortization	$21,693

5. Leases

The Company adopted Topic 842 as of January 1, 2022 using the modified retrospective approach.

The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026.

During the three months ended March 31, 2022, the Company recorded operating lease costs of $1.7 million and variable lease costs of $0.2 million. During the three months ended March 31, 2022, the Company recorded an immaterial amount for short term lease expense and sublease income, and did not enter into any new leases.

The following table sets forth a summary of and other information pertaining to the Company’s operating leases for the three months ended March 31, 2022 (dollar amounts in thousands):

Three Months Ended March 31,
2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives	$1,151
Weighted average remaining term (years)	2.7
Weighted average discount rate	3.8%

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of March 31, 2022, were as follows (in thousands):

Remainder of 2022	$5,697
2023	7,176
2024	5,825
2025	809
2026	410
Gross lease payments	19,917
Less imputed interest	(1,049)
Present value of operating lease liabilities	$18,868

Future minimum lease payments as measured under Topic 840 for noncancellable operating leases as of December 31, 2021, were as follows (in thousands):

2022	$7,826
2023	7,212
2024	5,921
2025	809
2026	410
Total lease commitments	$22,178

Rent expense for operating leases under Topic 840 was $1.4 million for the three months ended March 31, 2021.

6.Strategic investments

In the fiscal year ended December 31, 2021, the Company made a strategic investment of $10.0 million in cash for preferred shares of privately held online education platform technology company. On February 28, 2022, the Company completed the second tranche purchase of this investment, which resulted in an incremental cash investment of $5.0 million, for a total value of $15.0 million. The estimation of fair value for this investment requires the use of significant unobservable inputs, and as a result, the Company classifies this investment as Level 3 within the fair value hierarchy.

The carrying value of this investment is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other expense, net in the condensed consolidated statements of operations. As of March 31, 2022, there have been no observable transactions that would cause the Company to adjust the carrying amount of the investment, resulting in no realized or unrealized gains or losses for the three months ended March 31, 2022.

The Company evaluates this investment for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. This evaluation consists of several factors including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which the investee operates, and other publicly available information that affects the value of the investment. No adverse factors were noted in the assessment performed as of March 31, 2022, resulting in no impairment losses during the three months ended March 31, 2022.

The Company did not own any strategic investments during the three months ended March 31, 2021.
7. Business combinations
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

The Company issued 61,300 shares of restricted common stock to a former executive of CorpU, which is not included in the calculation of the acquisition purchase price and is accounted for as post-acquisition stock-based compensation over a three-year term.

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

The Company has included the financial results of CorpU in the condensed consolidated financial statements from the date of acquisition, which for the three months ended March 31, 2022, was not material. The business combination does not qualify as an acquisition of a significant business, and therefore pro forma financial statements were not required. Acquisition costs of $0.3 million were included in general and administrative expenses in the consolidated financial statements during the year of acquisition.

8. Intangible assets, net and goodwill

As of March 31, 2022, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(552)	$4,948
Vendor relationships	3 years	4,500	(903)	3,597
Developed technology	3 years	4,200	(843)	3,357
Tradename	2 years	900	(271)	629
Total		$15,100	$(2,569)	$12,531

As of December 31, 2021, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(323)	$5,177
Vendor relationships	3 years	4,500	(529)	3,971
Developed technology	3 years	4,200	(493)	3,707
Tradename	2 years	900	(158)	742
Total		$15,100	$(1,503)	$13,597

Amortization expense of intangible assets for the three months ended March 31, 2022 was $1.1 million. The Company did not have any intangible assets during the three months ended March 31, 2021.

The expected future amortization expense for intangible assets as of March 31, 2022 was as follows (in thousands):

Remainder of 2022	$3,200
2023	4,108
2024	2,795
2025	917
2026	917
Thereafter	594
Total expected amortization	$12,531

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of March 31, 2022.

9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued expenses	$5,524	$7,326
Indirect tax reserves	17,411	18,392
Indirect tax payables	9,790	10,786
Deferred rent, current	—	803
Other current liabilities	2,972	2,833
Accrued expenses and other current liabilities	$35,697	$40,140
Indirect tax payables relate to amounts collected from customers on behalf of third-party taxing authorities, primarily on sales in the U.S. and in international jurisdictions. Indirect tax payables also include withholding taxes on payments made to the Company’s instructors before remitting these amounts to the taxing authorities.

Indirect tax reserves primarily relate to instructor withholding tax reserves.

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

As of March 31, 2022, the Company determined that it was probable that it would owe an estimated $15.7 million for withholding taxes related to historical payments to its instructors. The Company has recorded this amount in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Changes in the estimated amount the Company has determined it will owe are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. Estimated interest is recorded in interest income (expense), net in the accompanying condensed consolidated statement of operations.

Changes to the instructor withholding tax reserve are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$17,036	$22,166
Amounts charged to (released from) expense	(1,343)	168
Net payments and settlements	—	—
Balance, end of period	$15,693	$22,334
The change in the instructor withholding tax reserve during the three months ended March 31, 2022 is based on a revision of certain key assumptions, including the expected relief on certain instructor payments the Company will be entitled to.
In 2020, the Company began approaching the IRS to address the historical withholding amounts for instructors. Final settlement of the matter could differ materially from the estimate recorded in the accompanying condensed consolidated balance sheets, and there exists a reasonable possibility that the Company could incur losses that are significantly more or significantly less than the Company has accrued as of March 31, 2022 and December 31, 2021. The Company estimated a potential range of loss between $12.0 million and $15.7 million as of March 31, 2022.

10. Commitments and contingencies
Noncancellable purchase commitments—The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising vendors that are noncancellable. As of March 31, 2022, the Company had approximately $17.3 million worth of future minimum payments under the Company’s noncancellable purchase commitments which are expected to be paid through 2024.

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
Litigation—From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters as of March 31, 2022.

11. Income taxes
The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into consideration in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company records a cumulative adjustment to the provision.

The income tax provision for the three months ended March 31, 2022 and 2021 resulted in an effective tax rate of (1.3)% and (5.3)%, respectively. During the three months ended March 31, 2022, as compared to the same period in the prior year, the effective tax rate decreased primarily due to changes in foreign tax expense and foreign withholding taxes. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.

As of March 31, 2022 and December 31, 2021, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
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

12. Employee retirement plan
The Company maintains a 401(k) retirement savings plan covering eligible employees. Employee contributions to the plan consist of a percentage based on eligible employee compensation. The Company matches 25% of an employee’s contribution up to 6% of the employee’s compensation, with a cap of $500 annually, subject to a two-year graded vesting schedule that vests 50% after an employee’s first year of employment and 100% after two years of employment. The Company contributed $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

13. Related party transactions
Naspers Ltd. (“Naspers”) is affiliated with OLX Group B.V., where a member of the Company’s Board of Directors serves as an executive officer, and Prosus N.V., where another member of the Company’s Board of Directors serves as an executive officer. Naspers, and another entity affiliated with Naspers, are also customers of the Company’s Enterprise subscription offering. The Company recorded $0.4 million and $0.3 million of revenue from services provided to these customers during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had an accounts receivable balance with these customers of $0.1 million and $0.1 million, respectively.

Insight Partners, where a member of the Company’s Board of directors is a Managing Director, is affiliated with certain vendors that the Company has contracted to provide technology and software solutions. During the three months ended March 31, 2022 and 2021, respectively, the Company recorded $0.2 million and no general and administrative expenses with these vendors, respectively. As of March 31, 2022 and December 31, 2021, the Company had an accounts payable balance with these vendors of zero and $0.1 million, respectively.

A member of the Company’s Board of Directors is a co-founder and current executive officer for a customer of the Company’s Enterprise subscription offering. The Company recorded an immaterial amount of revenue from services provided to this customer during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had an accounts receivable balance with this customer of $0.2 million and zero, respectively.

14. Stockholders’ equity
Preferred stock—In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common stock— Common stockholders are entitled to one vote per share. The Company had the following common stock reserved for future issuance as of March 31, 2022, and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
Stock options to purchase common stock (1)	19,703,879	20,342,259
Shares available for future issuance under:
2021 Equity Incentive Plan	10,084,842	11,417,359
2021 Employee Stock Purchase Plan	2,800,000	2,800,000
Total shares of common stock reserved	32,588,721	34,559,618
(1) Excludes 105,623 and 106,155 cash-settled stock appreciation rights (“SARs”) outstanding as of March 31, 2022 and December 31, 2021, respectively.
Equity incentive plans— In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provided for incentive stock options (“ISOs”), non-statutory stock options (“NSOs”, collectively with ISOs, “stock options”), SARs, restricted stock, and restricted stock units (“RSUs”) to be granted to eligible employees, directors, and consultants. The 2010 Plan was terminated in October 2021 in connection with the

IPO but continues to govern the terms and conditions of the outstanding awards granted pursuant to the 2010 Plan. No further equity awards will be granted under the 2010 Plan.
The Company adopted the 2021 Equity Incentive Plan (the "2021 Plan") in September 2021, which became effective on October 28, 2021 (collectively with the 2010 Plan, the “Equity Incentive Plans”) and was approved by the Company’s stockholders. The 2021 Plan provides for the granting of ISOs, NSOs, SARs, restricted stock, RSUs, and performance awards to eligible employees, directors, and consultants.

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

The following is a summary of activity for stock options under the Equity Incentive Plans (amounts in thousands, except share and per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2021	19,942,259	$9.70	8.14	$226,350
Granted	—	—
Exercised	(376,578)	4.03
Canceled	(261,802)	15.06
Balance - March 31, 2022	19,303,879	$9.74	7.88	$102,880
Vested & Expected to Vest as of March 31, 2022	19,303,879	$9.74	7.88	$102,880
Exercisable as of March 31, 2022	9,129,677	$5.30	7.25	$67,191
There were no stock options granted during the three months ended March 31, 2022.

Total aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $3.9 million and $23.4 million, respectively.

As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $84.9 million, which will be recognized over a weighted average period of 2.3 years.

Stock appreciation rights—The Company may grant SARs at exercise prices not less than the fair market value at the date of grant. The SARs are liability-classified awards that generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.

The following is a summary of activity for SARs under the Equity Incentive Plans (amounts in thousands, except share and per share amounts):

	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2021	106,155	$8.45	8.25	$1,267
Granted	—	—
Exercised	—	—
Canceled	(532)	10.02
Balance - March 31, 2022	105,623	$8.45	7.95	$595
Vested & Expected to Vest as of March 31, 2022	105,623	$8.45	7.95	$595
Exercisable as of March 31, 2022	55,585	$5.57	7.61	$384

There were no SARs granted during the three months ended March 31, 2022.

As of March 31, 2022, total compensation cost related to unvested SARs not yet recognized was $0.3 million, which will be recognized over a weighted average period of 2.1 years.

Restricted stock units—The Company first issued RSU awards in the fiscal year ended December 31, 2021. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for RSUs with service-based vesting conditions on a straight-line basis over the requisite service period for each award, which typically vest over a three or four-year period.

A summary of RSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	2,545,051	$27.64
Granted	1,683,039	$14.32
Released	(32,165)	$27.21
Canceled	(88,700)	$20.90
Unvested - March 31, 2022	4,107,225	$22.33

As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested RSUs was $83.3 million, which will be recognized over a weighted average period of 3.8 years.

Performance-based awards—Under the Equity Incentive Plans, the Company may grant share-based awards whose vesting is contingent on meeting various departmental or company-wide performance goals, such as the achievement of certain sales targets or an IPO event, in lieu of or in addition to a service-based vesting condition (“Performance-Based Awards”). Such awards are generally granted with an exercise price equal to the fair market value of the underlying common stock share on the date of grant and have a contractual term of 10 years. If vesting is dependent on satisfying a performance condition that is probable of being achieved, the Company estimates the expected term as the midpoint between the time at which the performance conditions are probable of being satisfied and the contractual term of the award. If vesting is dependent on satisfying a performance condition that is not probable of being achieved and the service period is not explicitly stated, the Company estimates the expected term as the contractual term. The remaining inputs to the Black-Scholes option pricing model used to determine grant date fair value, including risk-free interest, expected volatility, and expected dividend yield, are calculated using the same method as that used for stock options with service-based vesting conditions. Grants for Performance-Based Awards are made out of the same pool of stock options available for future issuance under the Equity Incentive Plans.

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

The Company had two Performance-Based Awards outstanding as of March 31, 2022, and December 31, 2021.
In 2018, the Company granted an award of 50,000 stock options that was eligible to vest upon the closing of the Company’s IPO occurring prior to the sixth (6th) anniversary of the date the award was granted and subject to recipient’s continued service to the Company. Upon the completion of the IPO requirement, the options vest in 48 equal monthly installments thereafter, subject to the recipient continuing to provide service to the Company through each vesting date. Prior to the Company’s IPO on October, 29, 2021, management considered the performance-based vesting conditions improbable of being satisfied. Upon completion of the IPO, the performance condition was satisfied, and the Company recognized an immaterial amount of cumulative stock-based compensation expense.
In 2020, the Company granted 350,000 stock options with performance-based vesting conditions, with 50% vesting when the Company achieves $230.0 million in UB Annual Recurring Revenue (“ARR”), and the other 50% vesting when the Company achieves $330.0 million in UB ARR. Management considered that both performance-based vesting conditions were probable of being satisfied during the performance period. As such, the Company began recognizing expense for each tranche of the award using the estimated time period by which the performance conditions are probable of being achieved. The $230.0 million UB ARR performance condition was achieved in the fourth quarter of fiscal year 2021, and the Board of Directors’ compensation committee formally certified satisfaction of the performance condition in February 2022.

The following table summarizes the activities of Performance-Based Awards under the Equity Incentive Plans (amounts in thousands, except share and per share amounts):

	Performance-Based Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2021	400,000	$10.12	8.60	$3,768
Granted	—
Exercised	—
Canceled	—
Balance - March 31, 2022	400,000	$10.12	8.36	$936
Vested & Expected to Vest as of March 31, 2022	400,000	$10.12	8.36	$936
Exercisable as of March 31, 2022	179,166	$10.94	8.59	$272

As of March 31, 2022, total compensation cost related to unvested Performance-Based Awards not yet recognized was $0.4 million, which will be recognized over a weighted average period of 0.6 years.

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

On each exercise date, eligible employees will purchase the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the enrollment date or (ii) the exercise date. For the three months ended March 31, 2022, no shares of common stock were issued under the ESPP, as the first exercise date had not yet occurred.

As of March 31, 2022, total unrecognized compensation cost for the ESPP was $5.3 million, which will be recognized over a weighted average period of 1.6 years.

Other equity transactions— During the first quarter of 2021, the Company facilitated a tender offer for certain eligible employees to sell 236,086 vested stock options and outstanding shares of common stock to an existing investor at a per share price of $23.75 per share. The Company recorded stock-based compensation of $1.6 million during the three months ended March 31, 2021, in its condensed consolidated statements of operations for the difference between the price paid and the fair value of the Company’s common stock on the date of the transaction.
On August 24, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. The total compensation cost recognized during the three months ended March 31, 2022, was $0.2 million. As of March 31, 2022, total compensation cost related to the restricted stock not yet recognized was $1.7 million, which will be recognized over a weighted average period of 2.4 years.

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$840	$300
Sales and marketing	4,137	1,924
Research and development	3,334	2,090
General and administrative	5,031	6,198
Total stock-based compensation expense	$13,342	$10,512

The Company capitalized $1.2 million and $0.5 million of stock-based compensation expense as capitalized software during the three months ended March 31, 2022 and 2021, respectively.

15. Net loss per share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(25,649)	$(17,989)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	139,405,294	36,178,304
Net loss per share attributable to common stockholders
Basic and diluted	$(0.18)	$(0.50)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock	—	85,403,933
Stock options	19,703,879	19,646,473
RSUs and restricted stock	4,168,525	—
Contingently issuable shares under ESPP	440,920	—
Total potentially dilutive securities	24,313,324	105,050,406

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

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Consumer	$87,312	$87,873
Enterprise	64,911	36,677
Total Revenue	$152,223	$124,550

Segment cost of revenue
Consumer	39,797	42,450
Enterprise	22,163	12,958
Total segment cost of revenue	$61,960	$55,408

Segment gross profit
Consumer	47,515	45,423
Enterprise	42,748	23,719
Total segment gross profit	$90,263	$69,142

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	2,724	2,012
Amortization of intangible assets	725	—
Depreciation	189	203
Stock-based compensation	840	300
Total reconciling items	4,478	2,515
Total gross profit	$85,785	$66,627
Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended March 31,
	2022	2021
North America	$60,588	$48,010
Europe, Middle East, Africa	47,725	43,501
Asia Pacific	33,188	23,484
Latin America	10,722	9,555
Total revenue	$152,223	$124,550
No single country other than the United States represented 10% or more of the Company’s total revenue during the three months ended March 31, 2022 and 2021.

Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment net of depreciation, by geographic region (in thousands):

	March 31,	December 31,
	2022	2021
North America	$6,185	$6,922
Rest of world	2,641	2,832
Total long-lived assets	$8,826	$9,754

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the SEC on March 25, 2022. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Form 10-Q.
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

Udemy operates a two-sided marketplace where our instructors develop content to meet learner demand. Courses can be accessed through our direct-to-consumer or Udemy Business (“UB”) offerings. Our platform provides 52 million learners with access to 196,000 courses in over 75 languages and 180 countries.

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

Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three months ended March 31, 2022, and 2021.

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

Our investment in growth

We are actively investing in our business as we believe that we are only beginning to penetrate our market opportunity, and we intend to continue to invest in our future growth. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our course catalog, expand our employee base, and invest in our technology development. Any investments we make in our sales and marketing organization, in encouraging the development of new content, and in expanding our platform offerings and capabilities, whether organically or through acquisitions, will occur in advance of the benefits from such investments, making it difficult to determine if we are efficiently allocating our resources in these areas.

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

Income tax provision
Our income tax provision consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance against our U.S. federal and state deferred tax assets as the realization of the full amount of these deferred tax assets is uncertain, including net operating loss carryforwards and tax credits related primarily to research and development. The valuation allowance is driven by our overall loss position, and we will not be able to utilize any of these favorable tax attributes until we are in a taxable income position. When we begin to consistently operate in a taxable income position, we may release portions of the valuation allowance to recognize and use those tax attributes. Until then, we expect to maintain this full valuation allowance until it becomes more likely than not that the deferred tax assets will be realized.
Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods.

	Three Months Ended March 31,
	2022	2021

	(in thousands, except per share amounts)
Revenue	$152,223	$124,550
Cost of revenue (1)(2)	66,438	57,923
Gross profit	85,785	66,627
Operating expenses (1)(2)
Sales and marketing	66,878	53,239
Research and development	22,570	15,413
General and administrative	21,653	14,413
Total operating expenses	111,101	83,065
Loss from operations	(25,316)	(16,438)
Other income (expense)
Interest income (expense), net	243	(218)
Other expense, net	(244)	(428)
Total other expense, net	(1)	(646)
Net loss before taxes	(25,317)	(17,084)
Income tax provision	(332)	(905)
Net loss attributable to common stockholders	(25,649)	(17,989)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.18)	$(0.50)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	139,405,294	36,178,304

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$840	$300
Sales and marketing	4,137	1,924
Research and development	3,334	2,090
General and administrative	5,031	6,198
Total stock-based compensation expense	$13,342	$10,512
(2)     Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$724	$—
Sales and marketing	342	—
Total amortization of intangible assets	$1,066	$—
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	44	47
Gross profit	56	53
Operating expenses
Sales and marketing	44	43
Research and development	15	12
General and administrative	14	12
Total operating expenses	73	67
Loss from operations	(17)	(14)
Other income (expense)
Interest income (expense), net	—	—
Other expense, net	—	—
Total other expense, net	—	—
Net loss before taxes	(17)	(14)
Income tax provision	—	(1)
Net loss attributable to common stockholders	(17)%	(15)%

Comparison of the three months ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

Revenue	(in thousands, except percentages)
Consumer	$87,312	$87,873	$(561)	(1)%
Enterprise	64,911	36,677	28,234	77%
Total revenue	$152,223	$124,550	$27,673	22%
Revenue for the three months ended March 31, 2022 was $152.2 million, compared to $124.6 million for the same period in the prior year, which represents an increase of $27.7 million, or 22%. For the three months ended March 31, 2022, Consumer and Enterprise revenue were $87.3 million and $64.9 million respectively, representing 57% and 43% of total revenue, respectively, compared to $87.9 million and $36.7 million, respectively, representing 71%and 29% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the three months ended March 31, 2022 was primarily driven by the significant growth in our UB customer base, which was partially offset by a decrease in Consumer revenue during the same period.

For the three months ended March 31, 2022 total Consumer revenue decreased by $0.6 million, or 1%, compared to the same period in the prior year. The decrease in Consumer revenue is primarily due to a 2% decrease in monthly average buyers. There was an immaterial year over year change in revenue recognized during the period deferred from course purchases in the prior fiscal year.

For the three months ended March 31, 2022, total Enterprise revenue increased by $28.2 million, or 77%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in revenue.
Cost of revenue, gross profit and gross margin

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$66,438	$57,923	$8,515	15%
Gross profit	85,785	66,627	19,158	29%
Gross margin	56%	53%
Cost of revenue for the three months ended March 31, 2022 was $66.4 million, compared to $57.9 million for the same period in the prior year, which represents an increase of $8.5 million, or 15%. Content costs for the Consumer and Enterprise segments were $32.3 million and $15.2 million for the three months ended March 31, 2022, respectively, compared to $35.1 million and $9.0 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Consumer and Enterprise segments were 37% and 23% for the three months ended March 31, 2022, respectively, compared to 40% and 25% for the same period in the prior year, respectively.

Other than content costs, changes in other costs for our Consumer segment were immaterial between the periods presented. In our Enterprise segment, customer support costs increased by $2.9 million in the three months ended March 31, 2022 as compared to the same period in the prior year. On a consolidated basis, there was an increase of $0.7 million in amortization of capitalized software, an increase of $0.7 million of amortization of intangible assets, and an increase of $0.5 million related to stock-based compensation expense for the three months ended March 31, 2022, when compared to the same period in the prior year.

Gross margin was 56% for the three months ended March 31, 2022, compared to 53% for the same period in the prior year. The increase in gross margin was primarily due to a shift in mix of revenue toward our Enterprise segment, which has comparatively lower content costs as a percentage of revenue relative to the Consumer segment.
Operating expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$66,878	$53,239	$13,639	26%
Research and development	22,570	15,413	7,157	46%
General and administrative	21,653	14,413	7,240	50%
Total operating expenses	$111,101	$83,065	$28,036	34%
Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2022 were $66.9 million, compared to $53.2 million for the same period in the prior year. The $13.6 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $7.5 million, driven by headcount growth in our sales force to support additional demand for our platform; increased amortization expense related to deferred contract acquisition costs of $3.1 million, driven by an expansion of our UB customer base over time; increased stock-based compensation expense of $2.2 million; and an additional $2.6 million due to software subscriptions, travel, and allocated costs to support the growth in our sales force. These changes were partially offset by a decrease in marketing costs of $2.4 million.
Research and development. Research and development expenses for the three months ended March 31, 2022 were $22.6 million, compared to $15.4 million for the same period in the prior year. The $7.2 million increase was primarily due to higher personnel-related expenses of $4.5 million, mainly driven by additional headcount; increased stock-based compensation expense of $1.2 million; and increased software subscription costs of $0.8 million due to additional headcount.
General and administrative. General and administrative expenses for the three months ended March 31, 2022 were $21.7 million, compared to $14.4 million for the same period in the prior year. The $7.2 million increase in general and administrative expense was primarily due to an increase of $3.7 million in personnel-related expenses, mainly driven by additional headcount; a $2.4 million increase in professional services, mainly related to accounting and tax services to support the growth of our business; and a $1.5 million increase in business related insurance, due to our status as a public company. These changes were partially offset by a decrease in stock-based compensation of $1.2 million, as this expense for the three months ended March 31, 2021 was higher in part due to certain secondary transactions and tender offer activity that was not replicated after our IPO.
Total other income (expense), net

	Three Months Ended March 31,		Change
	2022	2021	$	%

Other income (expense)	(in thousands, except percentages)
Interest income (expense), net	$243	$(218)	$461	(211)%
Other expense, net	(244)	(428)	184	(43)%
Total other expense, net	$(1)	$(646)	$645	(100)%

We recorded an immaterial amount of total other expense, net for the three months ended March 31, 2022, compared to $0.6 million for the three months ended March 31, 2021. The decrease in total other expense, net for the three months ended March 31, 2022 when compared to the same period in the prior year was primarily attributable to a reversal of interest expense related to our instructor withholding tax reserve, due to the revision of certain key assumptions, including the expected relief on certain instructor payments the Company will be entitled to.

Income tax provision

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Income tax provision	$(332)	$(905)	$(573)	63%

For the three months ended March 31, 2022, we recognized income tax expense of $0.3 million, compared to $0.9 million for the same period in the prior year. Income tax expense for the three months ended March 31, 2022 and 2021 was primarily comprised of foreign taxes.
Certain key business metrics and non-GAAP financial metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the key business metrics and non-GAAP financial metrics identified below to help us assess the health of our community, evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Monthly average buyers
A buyer is a consumer who purchases a course or subscription through our direct-to-consumer offering. The number of monthly average buyers is calculated as the average of monthly buyers during a particular period, such as a fiscal year. Our monthly average buyer count is not intended as a measure of active engagement, as not all buyers are active at any given time or over any given period. We believe that the number of monthly average buyers in a given period is an important indicator of the growth of our business and potential future revenue trends. Our monthly average buyers count is expected to fluctuate in future periods due to a number of factors, including the growth of our customer base, expansion of products and features, and our ability to retain our Consumer customers.

	Three Months Ended March 31,
	2022	2021	%

	(in thousands, except percentages)
Monthly average buyers	1,383	1,411	(2)%
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

	March 31,
	2022	2021	%
Udemy Business customers	11,605	7,783	49%
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

	March 31,
	2022	2021	%

	(in thousands, except percentages)
Udemy Business annual recurring revenue	$279,645	$155,241	80%
Udemy Business Net Dollar Retention Rate

We disclose our UB Net Dollar Retention Rate, or NDRR, as a measure of our Enterprise revenue growth. We believe NDRR is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain, and grow revenue from, our UB customers. We calculate NDRR as the total ARR at the end of a trailing twelve-month period divided by the total ARR at the beginning of a trailing twelve-month period for the cohort of UB customers active at the beginning of the trailing twelve-month period. Total ARR at the end of a trailing twelve-month period is calculated as ARR at the beginning of a trailing twelve-month period that is then adjusted for upsells, downsells, and churns for the same cohort of customers during that period. Our NDRR is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our learner base, expansion of products and features, and our ability to retain our UB customers.

	March 31,
	2022	2021	%
Udemy Business net dollar retention rate	120%	119%	1%
Segment revenue and segment gross profit
Our revenue is generated from our Consumer and UB offerings, each of which is an individual segment of our business. Segment revenue represents the revenue recognized from each of these offerings and is a key measure of the performance of our platform, and in turn drives our financial performance. We also monitor segment gross profit as a key metric to help evaluate the financial performance of our individual segments and our business as a whole. Segment gross profit is defined as segment revenue less segment cost of revenue, which include content costs, hosting and platform costs, customer support services, and payment processing fees that are allocable to each segment. Segment gross profit excludes amortization of capitalized software, amortization of intangible assets, depreciation, and stock-based compensation allocated to cost of revenue as our chief operating decision maker does not include the information in his measurement of the performance of the operating segments. Content costs, which are payments made to our instructors, are the largest individual component of segment cost of revenue. We expect to increase the percentage of our revenue derived from our Enterprise segment over time, which we expect will improve our gross margins.

For the three months ended March 31, 2022, the increase in the Consumer segment gross margin was primarily due to a reduction in Consumer content costs as a percentage of Consumer revenue.

For the three months ended March 31, 2022, the Enterprise segment gross margin was consistent with the prior year, as the mix of content costs, hosting costs, payment processing fees, and customer support services remained a consistent percentage of Enterprise revenue when compared to the prior year.

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Consumer segment revenue	$87,312	$87,873
Consumer segment gross profit	$47,515	$45,423
Consumer segment gross margin	54%	52%
Enterprise segment revenue	$64,911	$36,677
Enterprise segment gross profit	$42,748	$23,719
Enterprise segment gross margin	66%	65%
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
•interest expense (income), net;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense; and
•other expense (income), net.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(25,649)	$(17,989)
Adjusted to exclude the following:
Interest (income) expense, net	(243)	218
Provision for income taxes	332	905
Depreciation and amortization	4,967	3,069
Stock-based compensation expense	13,342	10,512
Other expense, net	244	428
Adjusted EBITDA	$(7,007)	$(2,857)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Revenue	$152,223	$124,550
Net loss	$(25,649)	$(17,989)
Net loss margin	(17)%	(14)%
Revenue	$152,223	$124,550
Adjusted EBITDA	$(7,007)	$(2,857)
Adjusted EBITDA margin	(5)%	(2)%
Net loss increased by $7.7 million in the three months ended March 31, 2022 compared to the same period in the prior year, and adjusted EBITDA decreased by $4.2 million in the three months ended March 31, 2022 compared to the same period in the prior year, primarily due to increased operating expenses as we scale and grow our business.
Liquidity and capital resources
As of March 31, 2022, we had cash, cash equivalents and restricted cash of $514.6 million, compared to $536.8 million as of December 31, 2021. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.
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

Use of funds

Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $484.2 million as of March 31, 2022 and $458.5 million as of December 31, 2021. We have generally incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(13,975)	$(13,758)
Investing activities	(8,277)	(4,222)
Financing activities	72	2,241
Effect of foreign exchange rates on cash flows	6	—
Net decrease in cash, cash equivalents and restricted cash	$(22,174)	$(15,739)
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
For the three months ended March 31, 2022, cash used in operating activities was $14.0 million, primarily consisting of our net loss of $25.6 million, adjusted for non-cash charges of $26.6 million and net cash outflows of $15.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $20.0 million increase in deferred revenue, resulting primarily from our enterprise business growth, offset by a $22.0 million decrease in accounts payable, accrued expenses and other current liabilities, and a $13.0 million increase in deferred contract costs.
For the three months ended March 31, 2021, cash used in operating activities was $13.8 million, primarily consisting of our net loss of $18.0 million, adjusted for non-cash charges of $17.1 million and net cash outflows of $12.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $14.1 million increase in deferred revenue, resulting primarily from our enterprise business growth, offset by a $16.3 million decrease in accounts payable, accrued expenses and other current liabilities, and a $8.0 million increase in deferred contract costs.
Investing activities
For the three months ended March 31, 2022, net cash used in investing activities was $8.3 million, primarily as a result of our purchase of strategic investments, as well as capital expenditures for capitalized software costs.
For the three months ended March 31, 2021, net cash used in investing activities was $4.2 million, primarily as a result of capital expenditures for capitalized software costs.

Financing activities
For the three months ended March 31, 2022, net cash provided by financing activities was immaterial, as our proceeds from issuance of common stock following employee stock option exercises were almost fully offset by the final payments of deferred offering costs associated with our IPO.
For the three months ended March 31, 2021, net cash provided by financing activities was $2.2 million, which consisted of $4.5 million of proceeds from issuance of common stock following employee stock option exercises, which was partially offset by a $2.3 million payment of redeemable convertible preferred stock issuance costs.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity

As of March 31, 2022, we had $511.0 million of cash and cash equivalents, which include on demand deposits and amounts in transit from certain payment processors for credit and debit card transactions. In addition, we had $3.6 million of restricted cash as of March 31, 2022, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. Our cash and cash equivalents are held for working capital purposes. We did not hold any marketable securities or carry any fixed or variable rate debt during or at the end of the three months ended March 31, 2022 and 2021. Given the above facts and circumstances, hypothetical changes in interest rates of 10% would not result in a material impact to our condensed consolidated financial statements.

Foreign currency risk

The reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the three months ended March 31, 2022.

Credit risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base, dispersed over various geographic regions and industrial sectors. The Company had one customer, a reseller partner for our Enterprise segment, who accounted for 10% of total accounts receivable as of March 31, 2022. No single customer comprised more than 10% of our consolidated revenue in three months ended March 31, 2022 or 2021. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for credit losses need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
California class action complaint
On August 23, 2021, a putative class action complaint captioned Williams v. Udemy, Inc., Case No. 3:21-CV-06489, was filed against us in the U.S. District Court for the Northern District of California alleging violations of California’s unfair competition and false advertising statutes as well as the California Consumer Legal Remedies Act in connection with our pricing practices. The complaint seeks injunctive relief, unspecified damages, restitution and disgorgement of profits. On February 23, 2022, the court entered an order staying litigation pending arbitration. The parties are engaged in efforts to resolve this dispute, although, if such efforts fail, we intend to vigorously defend ourselves in this matter.
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
We incurred net losses of $25.6 million and $18.0 million during the three months ended March 31, 2022 and 2021, respectively, and, as of March 31, 2022, we had an accumulated deficit of $484.2 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our Consumer and Enterprise segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue at its current pace or at all. For example, in 2020, we experienced a significant increase in engagement with our platform, in part as a result of the COVID-19 pandemic and the shelter in place orders and other efforts that were deployed by governments to mitigate its spread. While the COVID-19 pandemic may have accelerated an ongoing, long-term shift towards online learning, in the short term this level of demand from learners, instructors and organizations may decline as vaccines become more widely distributed and government restrictions are lifted; see “--The COVID-19 pandemic could affect our business, financial condition, and results of operations in volatile and unpredictable ways”. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
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
As part of our instructor community, we strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of March 31, 2022, we had relationships with 68,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Moreover, because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 43% and 29% of our revenue during the three months ended March 31, 2022 and 2021, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, to continue to grow our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Customers have no obligation to renew their subscriptions, and they may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. We have had some customers elect not to renew their subscriptions with us in the past, and it is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases. If customers do not purchase additional subscriptions or renew their existing subscriptions, renew on less favorable terms, or fail to continue to expand their engagement with us, our revenue may decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
We have also seen significant and rapid shifts in the traditional models of education and training as the COVID-19 pandemic has progressed. Although we believe the COVID-19 pandemic has increased the need or willingness of businesses, governments, institutions, and individuals to adopt remote, online, and asynchronous learning and training, we cannot predict whether this trend will continue as the pandemic subsides, restrictions ease and the risk and barriers associated with in-person learning and training decrease. Learners and UB customers may choose to revert to more traditional, in-person learning and training solutions following the pandemic, which could adversely affect the demand for our platform and our revenue. Demand for our platform, and, in turn, our revenue, may be volatile as the COVID-19 pandemic, and societal and governmental responses to the pandemic, continue to develop. In addition, the COVID-19 pandemic and its related effects may negatively impact the financial resources available to learners and UB customers, which could in turn negatively impact our business, financial condition, and results of operations.
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
The rapid growth we have experienced, and may continue to experience, in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and our ability to handle increased traffic and demand for bandwidth. The growth in the number of learners and instructors using our platform and the amount of educational content available through our platform has increased the amount of data and requests that we process. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance our scalability in order to maintain the performance of our platform. Our growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. We have grown from 230 full-time employees in May 2016 to 1,359 full-time employees as of March 31, 2022. We intend to further expand our overall business, including headcount, with no assurance that our revenue will continue to grow. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses.
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
We generated 60% and 61% of revenue outside North America during the three months ended March 31, 2022 and 2021, respectively, and, based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
Our strategic and other relationships with partners overseas may also subject us to additional regulatory scrutiny in the United States and other jurisdictions. For example, the Committee on Foreign Investment in the U.S. has continued to apply a more stringent review of certain foreign investment in U.S. companies, and has made inquiries to us with respect to equity investments in us by foreign investors prior to our initial public offering. Operating in international markets could also increase our business exposure to the effects of trade and economic sanctions regulations. See “—We are subject to governmental export and import controls and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.”
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
We receive, transmit, and store personally identifiable information and other data relating to our learners, instructors, and other individuals, such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy, data protection, cybersecurity, and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the E.U. General Data

Protection Regulation (“GDPR”), the Telephone Consumer Protection Act (restricting telemarketing and the use of automated SMS text messaging), Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (the “CCPA”). These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another.
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
In addition, in January 2021, the United Kingdom transposed the GDPR into domestic law with a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law remains unclear. An example is the regulation of data transfers between E.U. member states and the United Kingdom and the role of the United Kingdom’s Information Commissioner’s Office with respect to the E.U. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area (“EEA”), to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the U.K. GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure.

Additionally, we are or may become subject to laws, rules, and regulations regarding cross-border transfers of personal data, including those relating to transfer of personal data outside the EEA. Recent legal developments have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other jurisdictions. For example, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it noted that reliance on them may not necessarily be sufficient in all circumstances. In addition to other mechanisms (particularly standard contractual clauses), in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). The European Commission has published new standard contractual clauses that are required to be implemented over time. Further, on February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses effective March 21, 2022, which also are required to be implemented over time. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers the ability to opt out of certain types of data sharing and sales of their personal information. The CCPA also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising their rights. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, in November 2020, California voters passed the

California Privacy Rights and Enforcement Act of 2020 (“CPRA”). The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. Aspects of the interpretation and enforcement of the CCPA and CPRA remain uncertain. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that becomes effective on January 1, 2023 (at the same time as the CPRA). In June 2021, Colorado enacted a similar law, the Colorado Privacy Act (“CPA”), which becomes effective on July 1, 2023, and in March 2022, Utah enacted a similar law, the Utah Consumer Privacy Act (“UCPA”), which becomes effective December 31, 2023. In addition, on August 20, 2021, the Personal Information Protection Law, or PIPL, was adopted in the People’s Republic of China (“PRC”), and it went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. The effects of these statutes and other similar federal, state, or foreign laws that may be proposed or enacted are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. These laws and other changes in laws or regulations relating to privacy, data protection, and cybersecurity, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. Publication of our privacy statement and other policies regarding privacy, data protection, and cybersecurity may subject us to investigation or enforcement actions by regulators if those statements or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We are also bound by contractual obligations related to privacy, data protection, and cybersecurity and our efforts to comply with such obligations may not be successful or may have other negative consequences. The various privacy, data protection, and cybersecurity legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our mobile apps or website and we may need to take additional measures to comply with the new and evolving legal obligations, including but not limited to training efforts for our employees, contractors and third party partners. Such efforts may not be successful or may have other negative consequences. In particular, with laws and regulations such as the CCPA, CPRA, CDPA, CPA, and UCPA imposing new and relatively burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection and cybersecurity, it is possible that our interpretations of the law, practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Any failure, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or cybersecurity, or any compromise of security that results in unauthorized access to, or use or release of data relating to learners, instructors, or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing learners, instructors, and UB customers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, the perception of concerns relating to privacy, data protection, or cybersecurity, whether or not valid, may harm our reputation and brand adversely affect our business, financial condition, and operating results.

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
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of our IPO.
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
As a public company, we are required to comply with the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act, among other things, requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.
Under the Sarbanes-Oxley Act, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K, and, once we cease to be an emerging growth company and if we are deemed to be an accelerated filer or large accelerated filer for purposes of the Exchange Act, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have commenced a process to document and evaluate our internal control over financial reporting, which we anticipate will be costly, challenging, and time consuming. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
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
We are subject to indirect taxes, such as sales, use, value-added, and goods and services taxes, in the United States and other foreign jurisdictions, and we do not collect and remit indirect taxes in all jurisdictions in which we operate on the basis that such indirect taxes are not applicable to us. Certain jurisdictions in which we do not collect and remit such taxes may assert that such taxes are applicable, which could result in tax assessments, including penalties and interest, and we may be required to collect such taxes in the future. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage learners, instructors, or organizations from using our platform, could increase the cost for consumers using our platform, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes.
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
Also, tax rules of certain countries, including the United States, generally require payors to report payments to unrelated parties to the applicable taxing authority and to withhold a percentage of certain amounts and remit such amounts to the applicable taxing authority. Failure to comply with such reporting and withholding obligations with respect to payments we make to our instructors could result in the imposition of liabilities for the under withheld amounts, fines, and penalties. In addition, a tax authority could assert that we should be withholding employment or other taxes from payments to instructors. In 2020, we began approaching the Internal Revenue Service (the “IRS”), to address our historical withholding amounts for instructors. Due to our large number of instructors and the amounts paid to each, process failures with respect to these reporting obligations could result in financial liability and other consequences to us if we were unable to remedy such failures in a timely manner.
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

We have incurred net operating losses (“NOLs”) since our inception, and we expect to continue to incur net losses in the near future. As such, there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities if we do not achieve profitability. This may require us to pay federal income taxes in future years even if our NOLs were otherwise sufficient to offset our federal taxable income in such years. There is also a risk that due to regulatory and economic changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Our NOLs may similarly expire under state laws. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the realization of the future benefits of these assets. If our NOLs and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

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
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the three months ended March 31, 2022, 37% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

We could be adversely impacted by the effects of inflation.

Certain of our key markets, including the United States, are experiencing historically high rates of inflation, resulting from a number of macroeconomic and geopolitical factors, including supply chain constraints and rising oil and natural gas prices. Our operating costs may increase due to rising inflation and as a result we may be required to take measures to mitigate the impact of inflation; however, there can be no assurance that any such measures will be effective. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred. Any failure to manage the impact of inflation on our business in a timely manner could materially and adversely affect our business, financial condition, and results of operations.
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

The market price of our common stock has, and may continue to, fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Future sales of our common stock could depress the market price of our common stock.
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that such sales could occur.

Certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act under our investors’ rights agreement. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act, which are subject to the limitations of Rule 144. Sales of our securities or the perception that such sales could occur pursuant to these registration rights may make it more difficult for us to issue and sell securities in the future at a time and at a price that we deem appropriate. These sales could also adversely affect the trading price of our common stock and make it more difficult for you to sell shares of our common stock.
Future issuances of our common stock or rights to purchase common stock could result in additional dilution to our stockholders and cause the price of our common stock to decline.
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
As of March 31, 2022, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 59% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent sales of unregistered equity securities
Not applicable.
Use of proceeds
In November 2021, we closed our IPO, pursuant to which we sold 15,150,000 shares of our common stock at an offering price to the public of $29.00 per share, including 650,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our common stock, resulting in proceeds to us of $408.4 million, net of underwriting discounts and other operating costs. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260042), which was declared effective by the SEC on October 28, 2021. We incurred offering expenses of approximately $6.8 million.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated as of October 28, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 29, 2021.
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

Udemy, Inc.

Date: May 4, 2022	By:	/s/ Gregg Coccari
Gregg Coccari
President and Chief Executive Officer

Date: May 4, 2022	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer