Form 10-Q
period 2022-06-30
Udemy, Inc.
filed 2022-08-03
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
As of July 28, 2022, 140,796,410 shares of the registrant’s common stock were outstanding.

Summary of risk factors
Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition, or prospects:
•We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future. We incurred net losses of $55.0 million and $29.4 million during the six months ended June 30, 2022 and 2021, respectively, and, as of June 30, 2022, we had an accumulated deficit of $513.6 million.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$512,166	$533,868
Accounts receivable, net of allowance for doubtful accounts of $1,078 and $678 as of June 30, 2022, and December 31, 2021, respectively.	69,306	73,180
Prepaid expenses and other current assets	13,893	15,927
Deferred contract costs, current	26,858	18,898
Total current assets	622,223	641,873
Property and equipment, net	8,286	9,887
Capitalized software, net	23,517	20,054
Operating lease right-of-use assets	14,466	—
Restricted cash, non-current	3,629	2,900
Deferred contract costs, non-current	31,103	25,647
Strategic investments	15,000	10,000
Intangible assets, net	11,464	13,597
Goodwill	12,646	12,646
Other assets	3,655	3,247
Total assets	$745,989	$739,851
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,324	$34,627
Accrued expenses and other current liabilities	33,720	40,140
Content costs payable	33,310	35,961
Accrued compensation and benefits	21,745	22,341
Operating lease liabilities, current	7,144	—
Deferred revenue, current	240,630	208,274
Total current liabilities	353,873	341,343
Operating lease liabilities, non-current	9,729	—
Deferred revenue, non-current	3,022	2,280
Other liabilities, non-current	4,419	6,528
Total liabilities	371,043	350,151
Note 10 – Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.00001 par value - 50,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2022, and December 31, 2021.	—	—
Common stock, $0.00001 par value - 950,000,000 shares authorized; 140,622,937 and 139,164,693 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively.	1	1
Additional paid-in capital	888,522	848,229
Accumulated other comprehensive loss	(19)	(1)
Accumulated deficit	(513,558)	(458,529)
Total stockholders’ equity	374,946	389,700
Total liabilities and stockholders' equity	$745,989	$739,851
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$153,112	$126,093	$305,335	$250,643
Cost of revenue	65,812	55,993	132,250	113,916
Gross profit	87,300	70,100	173,085	136,727
Operating expenses
Sales and marketing	68,421	50,902	135,299	104,141
Research and development	23,963	14,783	46,533	30,196
General and administrative	23,443	15,389	45,096	29,802
Total operating expenses	115,827	81,074	226,928	164,139
Loss from operations	(28,527)	(10,974)	(53,843)	(27,412)
Other income (expense)
Interest income (expense), net	127	(173)	370	(391)
Other expense, net	(672)	(90)	(916)	(518)
Total other expense, net	(545)	(263)	(546)	(909)
Net loss before taxes	(29,072)	(11,237)	(54,389)	(28,321)
Income tax provision	(308)	(154)	(640)	(1,059)
Net loss attributable to common stockholders	$(29,380)	$(11,391)	$(55,029)	$(29,380)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.21)	$(0.31)	$(0.39)	$(0.80)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	140,035,203	37,269,650	139,691,508	36,726,992
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(29,380)	$(11,391)	$(55,029)	$(29,380)
Foreign currency translation loss	(28)	—	(18)	—
Comprehensive loss	$(29,408)	$(11,391)	$(55,047)	$(29,380)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—March 31, 2022	—	$—	139,573,416	$1	$864,676	$9	$(484,178)	$380,508
Stock-based compensation	—	—	—	—	16,097	—	—	16,097
Exercise of stock options	—	—	469,706	—	2,119	—	—	2,119
Vesting of restricted stock units	—	—	53,061	—	67	—	—	67
Issuance of common stock under employee stock purchase plan	—	—	526,754	—	5,563	—	—	5,563
Cumulative translation adjustment	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(29,380)	(29,380)
Balance—June 30, 2022	—	$—	140,622,937	$1	$888,522	$(19)	$(513,558)	$374,946

Balance—March 31, 2021	85,403,933	$274,267	37,085,703	$—	$133,078	$—	$(396,492)	$(263,414)
Stock-based compensation	—	—	—	—	6,372	—	—	6,372
Exercise of stock options	—	—	437,830	—	1,662	—	—	1,662
Net loss	—	—	—	—	—	—	(11,391)	(11,391)
Balance—June 30, 2021	85,403,933	$274,267	37,523,533	$—	$141,112	$—	$(407,883)	$(266,771)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	139,164,693	$1	$848,229	$(1)	$(458,529)	$389,700
Stock-based compensation	—	—	—	—	31,029	—	—	31,029
Exercise of stock options	—	—	846,284	—	3,634	—	—	3,634
Vesting of restricted stock units	—	—	85,206	—	67	—	—	67
Issuance of common stock under employee stock purchase plan	—	—	526,754	—	5,563	—	—	5,563
Cumulative translation adjustment	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(55,029)	(55,029)
Balance—June 30, 2022	—	$—	140,622,937	$1	$888,522	$(19)	$(513,558)	$374,946

Balance—December 31, 2020	85,391,338	$274,104	35,627,503	$—	$117,818	$—	$(378,503)	$(260,685)
Exercise of Series A-1 redeemable convertible preferred stock warrants	12,595	163	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,934	—	—	16,934
Exercise of stock options	—	—	1,896,030	—	6,360	—	—	6,360
Net loss	—	—	—	—	—	—	(29,380)	(29,380)
Balance—June 30, 2021	85,403,933	$274,267	37,523,533	$—	$141,112	$—	$(407,883)	$(266,771)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,029)	$(29,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,200	6,457
Amortization of deferred sales commissions	13,965	7,233
Stock-based compensation	28,074	16,484
Provision for doubtful accounts	517	170
Non-cash operating lease expense	3,101	—
Other	252	—
Changes in operating assets and liabilities:
Accounts receivable	3,356	3,325
Prepaid expenses and other assets	1,243	(3,928)
Deferred contract costs	(27,381)	(15,724)
Accounts payable, accrued expenses and other liabilities	(22,034)	(10,448)
Content costs payable	(2,652)	(1,271)
Operating lease liabilities	(3,146)	—
Deferred revenue	33,099	21,596
Net cash used in operating activities	(16,435)	(5,486)
Cash flows from investing activities:
Purchases of property and equipment	(699)	(3,111)
Capitalized software costs	(6,643)	(6,680)
Purchases of strategic investments	(5,000)	—
Net cash used in investing activities	(12,342)	(9,791)
Cash flows from financing activities:
Net proceeds from exercise of stock options	3,831	6,004
Proceeds from share purchases under employee stock purchase plan	5,563	—
Payment of redeemable convertible preferred stock issuance costs	—	(2,250)
Payment of deferred offering costs	(1,586)	(313)
Net proceeds from exercise of Series A-1 redeemable convertible preferred stock warrants	—	3
Net cash provided by financing activities	7,808	3,444

Effect of foreign exchange rates on cash flows	(4)	—

Net decrease in cash, cash equivalents and restricted cash	(20,973)	(11,833)
Cash, cash equivalents and restricted cash—Beginning of period	536,768	177,931
Cash, cash equivalents and restricted cash—End of period	$515,795	$166,098

Supplemental disclosures of cash flow information:
Interest paid	$10	$57
Income taxes paid	$388	$333

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred offering costs	$—	$1,903
Stock-based compensation in capitalized costs	$2,646	$973
Changes in purchases of property and equipment in accounts payable and accrued expenses	$29	$721
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and description of business
Description of business
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

2. Summary of significant accounting policies
Basis of consolidation and presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation, and all other normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the periods presented have been made.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the SEC on March 25, 2022.
Segment information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three and six months ended June 30, 2022 and 2021, the Company operated under two operating and reportable segments: Consumer and Enterprise. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 16 – Segment and geographic information.
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

The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. No customer accounted for more than 10% of total accounts receivable as of June 30, 2022, or December 31, 2021. No customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2022 and 2021.
Summary of significant accounting policies—Except as described below, there were no significant changes to the Company’s significant accounting policies disclosed in Note 2 – Summary of significant accounting policies of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the SEC on March 25, 2022.

Restricted cash—Restricted cash primarily consists of cash restricted in connection with lease agreements for the Company’s facilities. Restricted cash is included in current assets for leases that expire within one year from the balance sheet date and in non-current assets for leases that expire in more than one year from the balance sheet date.

	June 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash	2022	2021

Cash and cash equivalents	$512,166	$533,868
Restricted cash, non-current	3,629	2,900
Total cash, cash equivalents and restricted cash	$515,795	$536,768

Accounts receivable and allowance for doubtful accounts—Accounts receivable primarily represent amounts owed to the Company for Enterprise subscriptions. Also included in accounts receivable are amounts due from payment processors or mobile application store partners that settle over a period longer than five business days. Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable are presented net of allowances for doubtful accounts. Management assesses the Company’s ability to collect outstanding receivables and records allowances when collection becomes doubtful. The provision for bad debt is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. These estimates are based on the assessment of the credit worthiness of the Company’s customers based on multiple sources of information and analysis of such factors as the Company’s historical collection experience and industry and geographic concentrations of credit risk. Accounts receivable deemed to be uncollectible are written off, net of any amounts that may be collected.

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off	Balance at End of Period
Allowance for doubtful accounts
Six months ended June 30, 2022	$678	$517	$(117)	$1,078
Six months ended June 30, 2021	$643	$170	$(310)	$503

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

The carrying amounts of cash, cash equivalents, restricted cash, and accounts receivable, as well as accounts payable, approximate fair value due to the relatively short-term maturities and are classified as short-term assets and liabilities, respectively, in the accompanying condensed consolidated balance sheets.

The fair value of assets that are measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
June 30, 2022
Strategic investments	$—	$—	$15,000
Total as of June 30, 2022	$—	$—	$15,000

December 31, 2021
Strategic investments	$—	$—	$10,000
Total as of December 31, 2021	$—	$—	$10,000

The fair value of liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
June 30, 2022
Cash settled stock appreciation rights	$—	$—	$419
Total as of June 30, 2022	$—	$—	$419

December 31, 2021
Cash settled stock appreciation rights	$—	$—	$818
Total as of December 31, 2021	$—	$—	$818

During the six months ended June 30, 2021, the remaining outstanding 12,595 warrants to purchase Series A-1 redeemable convertible preferred stock were exercised for an immaterial amount of cash proceeds at an exercise price of $0.196 per share. The Company reclassified the $0.2 million fair value of the warrants into Series A-1 redeemable convertible preferred stock on the condensed consolidated balance sheet. The change in fair value of the warrants during six months ended June 30, 2021 was immaterial.

A summary of the changes in the fair value of Level 3 financial instruments, of which remeasurement of stock appreciation rights are recognized in the condensed consolidated statements of operations, is as follows (in thousands):

	Warrants	Stock Appreciation Rights	Strategic Investments
Balance— March 31, 2022	$—	$508	$15,000
Vesting and remeasurement of stock appreciation rights, net of exercises	—	(89)	—
Balance— June 30, 2022	$—	$419	$15,000

Balance— March 31, 2021	$—	$674	$—
Vesting and remeasurement of stock appreciation rights	—	117	—
Balance— June 30, 2021	$—	$791	$—

Balance— December 31, 2021	$—	$818	$10,000
Vesting and remeasurement of stock appreciation rights, net of exercises	—	(399)	—
Purchases of strategic investments	—	—	5,000
Balance— June 30, 2022	$—	$419	$15,000

Balance— December 31, 2020	$160	$268	$—
Exercise of redeemable convertible preferred stock warrants	(160)	—	—
Vesting and remeasurement of stock appreciation rights	—	523	—
Balance— June 30, 2021	$—	$791	$—

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
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. Based on the market value of its common stock held by non-affiliates as of the last business day of the second fiscal quarter ended June 30, 2022, the Company will cease to be an EGC on December 31, 2022.

New accounting pronouncements not yet adopted—In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The FASB issued ASU 2019-10 in November 2019, which deferred the effective date for nonpublic entities, including EGCs, that had not yet adopted the original ASU. The Company will meet the criteria to become a large accelerated filer as of December 31, 2022, upon which time the ASU will become effective for the fiscal year ending on December 31, 2022. The Company is currently assessing the potential impact of the new standard on the Company’s condensed consolidated financial statements.
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

3. Revenue recognition

Deferred revenue— Revenue recognized for the three months ended June 30, 2022 from amounts included in deferred revenue as of March 31, 2022 was $115.2 million. Revenue recognized for the three months ended June 30, 2021 from amounts included in deferred revenue as of March 31, 2021 was $90.8 million.

Revenue recognized for the six months ended June 30, 2022 from amounts included in deferred revenue as of December 31, 2021 was $157.8 million. Revenue recognized for the six months ended June 30, 2021 from amounts included in deferred revenue as of December 31, 2020 was $104.2 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	June 30,	December 31,	December 31,
	2022	2021	2020
Deferred revenue:
Enterprise	$188,642	$148,966	$84,241
Consumer	55,010	61,588	58,135
Total deferred revenue	$243,652	$210,554	$142,376

Remaining performance obligations—Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations relate to unearned revenue from Consumer single course purchase arrangements and unearned and unbilled revenue from multi-year Enterprise subscription contracts with future installment payments at the end of any given period. As of June 30, 2022, the aggregate transaction price for remaining performance obligations was $414.3 million, of which 70% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs—The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Six months ended June 30, 2022	$44,545	$27,381	$(13,965)	$57,961
Six months ended June 30, 2021	$25,837	$15,724	$(7,233)	$34,328

4. Consolidated balance sheet components
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid expenses	$10,358	$12,465
Capitalized cloud computing costs, current	829	808
Short term deposits	447	745
Other current assets	2,259	1,909
Prepaid expenses and other current assets	$13,893	$15,927

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computers and equipment	$7,376	$6,798
Furniture and fixtures	4,767	4,701
Purchased software	383	383
Leasehold improvements	19,037	18,932
Construction in progress	43	18
Total property and equipment	31,606	30,832
Less accumulated depreciation and amortization	(23,320)	(20,945)
Property and equipment, net	$8,286	$9,887
Depreciation expense was $1.1 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million for both the six months ended June 30, 2022 and 2021.
Capitalized software, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Capitalized software	$53,006	$43,804
Less accumulated amortization	(29,489)	(23,750)
Capitalized software, net	$23,517	$20,054
Amortization expense of capitalized software was $3.0 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and $5.7 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, expected amortization expense for capitalized software over the remaining asset lives is as follows (in thousands):

Remainder of 2022	$6,107
2023	10,395
2024	6,070
2025	945
Total expected amortization	$23,517

5. Leases

The Company adopted Topic 842 as of January 1, 2022 using the modified retrospective approach.

The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026.

During the three months ended June 30, 2022, the Company recorded operating lease costs of $1.7 million and variable lease costs of $0.2 million. During the six months ended June 30, 2022, the Company recorded operating lease costs of $3.4 million and variable lease costs of $0.4 million. During the three and six months ended June 30, 2022, the Company recognized an immaterial amount for short term lease expense and no sublease income, and did not enter into any new leases with a term exceeding 12 months.

The following tables set forth a summary of information pertaining to the Company’s operating leases (dollar amounts in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives	$3,044

As of June 30, 2022
Weighted average remaining term (years)	2.5
Weighted average discount rate	3.8%

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of June 30, 2022, were as follows (in thousands):

Remainder of 2022	$3,717
2023	7,061
2024	5,743
2025	809
2026	410
Gross lease payments	17,740
Less imputed interest	(867)
Present value of operating lease liabilities	$16,873

Future minimum lease payments as measured under Topic 840 for noncancellable operating leases as of December 31, 2021, were as follows (in thousands):

2022	$7,826
2023	7,212
2024	5,921
2025	809
2026	410
Total lease commitments	$22,178

Rent expense for operating leases under Topic 840 was $1.4 million for the three months ended June 30, 2021, and $2.8 million for the six months ended June 30, 2021.

6. Strategic investments

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

The carrying value of this investment is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other expense, net in the condensed consolidated statements of operations. As of June 30, 2022, there have been no observable transactions that would cause the Company to adjust the carrying amount of the investment, resulting in no realized or unrealized gains or losses for the three and six months ended June 30, 2022.

The Company evaluates this investment for impairment at each reporting period. This evaluation consists of several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. Based on the assessment performed as of June 30, 2022, the Company did not recognize any impairment losses during the three and six months ended June 30, 2022.

The Company did not own any strategic investments during the three and six months ended June 30, 2021.
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

The Company has included the financial results of CorpU in the condensed consolidated financial statements from the date of acquisition, which for the three and six months ended June 30, 2022, were not material. The business combination does not qualify as an acquisition of a significant business, and therefore pro forma financial statements were not required. Acquisition costs of $0.3 million were included in general and administrative expenses in the consolidated financial statements during the year of acquisition.

8. Intangible assets, net and goodwill

As of June 30, 2022, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(781)	$4,719
Vendor relationships	3 years	4,500	(1,278)	3,222
Developed technology	3 years	4,200	(1,193)	3,007
Tradename	2 years	900	(384)	516
Total		$15,100	$(3,636)	$11,464

As of December 31, 2021, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(323)	$5,177
Vendor relationships	3 years	4,500	(529)	3,971
Developed technology	3 years	4,200	(493)	3,707
Tradename	2 years	900	(158)	742
Total		$15,100	$(1,503)	$13,597

Amortization expense of intangible assets for the three and six months ended June 30, 2022, was $1.0 million and $2.1 million, respectively. The Company did not have any intangible assets during the three and six months ended June 30, 2021.

The expected future amortization expense for intangible assets as of June 30, 2022 was as follows (in thousands):

Remainder of 2022	$2,133
2023	4,108
2024	2,795
2025	917
2026	917
Thereafter	594
Total expected amortization	$11,464

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of June 30, 2022.

9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued expenses	$6,495	$7,326
Indirect tax reserves	16,138	18,392
Indirect tax payables	7,616	10,786
Deferred rent, current	—	803
Other current liabilities	3,471	2,833
Accrued expenses and other current liabilities	$33,720	$40,140
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

As of June 30, 2022, the Company determined that it was probable that it would owe an estimated $15.9 million for withholding taxes related to historical payments to its instructors. The Company has recorded this amount in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Changes in the estimated amount the Company has determined it will owe are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. Estimated interest is recorded in interest income (expense), net in the accompanying condensed consolidated statement of operations.

Changes to the instructor withholding tax reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$15,693	$22,334	$17,036	$22,166
Amounts charged to (released from) expense	157	200	(1,186)	368
Net payments and settlements	—	—	—	—
Balance, end of period	$15,850	$22,534	$15,850	$22,534
In 2020, the Company approached the IRS to address the historical tax withholding amounts for instructors. Final settlement of the matter could differ materially from the estimate recorded in the accompanying condensed consolidated balance sheets, and there exists a reasonable possibility that the Company could incur losses that are significantly more or significantly less than the Company has accrued as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the Company estimated $15.9 million as its best estimate of the potential loss.

10. Commitments and contingencies
Noncancellable purchase commitments—The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising vendors that are noncancellable. As of June 30, 2022, the Company had approximately $18.8 million worth of future minimum payments under the Company’s noncancellable purchase commitments which are expected to be paid through 2024.
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

Litigation—From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters as of June 30, 2022.

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

The income tax provision resulted in an effective tax rate for the three months ended June 30, 2022 and 2021, of (1.1)% and (1.4)%, respectively, and (1.2)% and (3.7)% for the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022, as compared to the same periods in the prior year, the effective tax rate decreased primarily due to changes in foreign tax expense and foreign withholding taxes. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.

As of June 30, 2022 and December 31, 2021, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company recognizes interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through 2021. There are currently no income tax audits underway by U.S. federal or state taxing authorities.

12. Employee retirement plan
The Company maintains a 401(k) retirement savings plan covering eligible employees. Employee contributions to the plan consist of a percentage based on eligible employee compensation. The Company matches 25% of an employee’s contribution up to 6% of the employee’s compensation, with a cap of $500 annually, subject to a two-year graded vesting schedule that vests 50% after an employee’s first year of employment and 100% after two years of employment. The Company contributed $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

13. Related party transactions
Naspers Ltd. (“Naspers”) is affiliated with OLX Global B.V., where a member of the Company’s Board of Directors serves as an executive officer, and Prosus N.V., where another member of the Company’s Board of Directors serves as an executive officer. Naspers, and another entity affiliated with Naspers, are also customers of the Company’s Enterprise subscription offering. The Company recorded $0.4 million and $0.3 million of revenue from services provided to these customers during the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2022 and 2021. As of both June 30, 2022 and December 31, 2021, the Company had an accounts receivable balance with these customers of $0.1 million.

Insight Partners, where a member of the Company’s Board of directors is a Managing Director, is affiliated with certain vendors that the Company has contracted to provide technology and software solutions. During the three months ended June 30, 2022 and 2021, the Company recorded $0.3 million and $0.2 million of expenses with these vendors, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded $0.5 million and $0.3 million, respectively, of expense with these vendors. As of June 30, 2022 and December 31, 2021, the Company had an accounts payable balance with these vendors of $0.2 million and $0.1 million, respectively.

Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering. The Company recorded $0.1 million and $0.2 million of revenue from services provided to these customers during the three and six months ended June 30, 2022, respectively, and an immaterial amount of revenue for the three and six months ended June 30, 2021. As of June 30, 2022, the Company had an immaterial accounts receivable balance with these customers, and a balance of zero as of December 31, 2021.

14. Stockholders' equity
Preferred stock—In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common stock— Common stockholders are entitled to one vote per share. The Company had the following common stock reserved for future issuance as of June 30, 2022, and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
Stock options to purchase common stock (1)	18,553,783	20,342,259
Shares available for future issuance under:
2021 Equity Incentive Plan	6,831,278	11,417,359
2021 Employee Stock Purchase Plan	2,273,246	2,800,000
Total shares of common stock reserved	27,658,307	34,559,618
(1) Excludes 104,880 and 106,155 cash-settled stock appreciation rights (“SARs”) outstanding as of June 30, 2022, and December 31, 2021, respectively.
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

The following is a summary of activity for stock options under the Equity Incentive Plans (amounts in thousands, except share and per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2021	19,942,259	$9.70	8.14	$226,350
Granted	—	—
Exercised	(846,284)	4.30
Canceled	(942,192)	13.80
Balance - June 30, 2022	18,153,783	$9.74	7.45	$67,812
Vested & expected to vest as of June 30, 2022	18,153,783	$9.74	7.45	$67,812
Exercisable as of June 30, 2022	10,042,942	$6.00	6.90	$50,941
There were no stock options granted during the six months ended June 30, 2022.

Total aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021, was $7.6 million and $34.9 million, respectively.

As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $72.8 million, which will be recognized over a weighted average period of 2.1 years.

Stock appreciation rights—The Company may grant SARs at exercise prices not less than the fair market value at the date of grant. The SARs are liability-classified awards that generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.

The following is a summary of activity for SARs under the Equity Incentive Plans (amounts in thousands, except share and per share amounts):

	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2021	106,155	$8.45	8.25	$1,267
Granted	—	—
Exercised	(743)	3.63
Canceled	(532)	10.02
Balance - June 30, 2022	104,880	$8.48	7.76	$392
Vested & expected to vest as of June 30, 2022	104,880	$8.48	7.76	$392
Exercisable as of June 30, 2022	63,358	$6.49	7.53	$283

There were no SARs granted during the six months ended June 30, 2022.

As of June 30, 2022, total compensation cost related to unvested SARs not yet recognized was $0.2 million, which will be recognized over a weighted average period of 1.9 years.

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

A summary of RSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	2,545,051	$27.64
Granted	6,033,535	$12.79
Released	(85,226)	$24.30
Canceled	(505,242)	$19.15
Unvested - June 30, 2022	7,988,118	$17.00

As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested RSUs was $121.7 million, which will be recognized over a weighted average period of 3.6 years.

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

The Company had two Performance-Based Awards outstanding as of June 30, 2022, and December 31, 2021.
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

The following table summarizes the activities of Performance-Based Awards under the Equity Incentive Plans (amounts in thousands, except share and per share amounts):

	Performance-Based Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - December 31, 2021	400,000	$10.12	8.60	$3,768
Granted	—
Exercised	—
Canceled	—
Balance - June 30, 2022	400,000	$10.12	8.11	$358
Vested & expected to vest as of June 30, 2022	400,000	$10.12	8.11	$358
Exercisable as of June 30, 2022	182,291	$10.81	8.30	$52

As of June 30, 2022, total compensation cost related to unvested Performance-Based Awards not yet recognized was $0.2 million, which will be recognized over a weighted average period of 0.5 years.

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

On each exercise date, eligible employees will purchase the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the enrollment date or (ii) the exercise date. In the event that the fair market value per share of the Company’s common stock at the end of a six-month purchase period is lower than the fair market value per share at the first day of the related offering period, a reset occurs that automatically cancels the current offering period and enrolls participants in a new offering period.

During the six months ended June 30, 2022, 526,754 shares of common stock were issued under the ESPP.

On May 20, 2022, the Company’s ESPP purchase price was reset. Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date. Participants in the terminated offering are then automatically enrolled in the new offering period. The ESPP reset resulted in incremental compensation cost of $3.4 million which will be recognized on a straight-line basis over the new offering period ending in May 2024.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of new employee stock purchase rights granted under the ESPP:

Three and Six Months Ended
June 30, 2022
Risk-free interest rate	2.1%
Expected volatility	64.2%
Expected life (in years)	1.3
Expected dividend yield	—%

As of June 30, 2022, total unrecognized compensation cost for the ESPP was $8.8 million, which will be recognized over a weighted average period of 1.9 years.

Other equity transactions— During the first quarter of 2021, the Company facilitated a tender offer for certain eligible employees to sell 236,086 vested stock options and outstanding shares of common stock to an existing investor at a per share price of $23.75 per share. The Company recorded stock-based compensation of $1.6 million during the six months ended June 30, 2021, in its condensed consolidated statements of operations for the difference between the price paid and the fair value of the Company’s common stock on the date of the transaction.
On August 24, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. The total compensation cost recognized during the three and six months ended June 30, 2022 was $0.1 million and $0.3 million, respectively. As of June 30, 2022, total compensation cost related to the restricted stock not yet recognized was $1.5 million, which will be recognized over a weighted average period of 2.2 years.

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$989	$237	$1,829	$537
Sales and marketing	5,007	1,712	9,144	3,636
Research and development	3,711	1,052	7,045	3,142
General and administrative	5,025	2,971	10,056	9,169
Total stock-based compensation expense	$14,732	$5,972	$28,074	$16,484

The Company capitalized $1.4 million and $0.5 million of stock-based compensation expense as capitalized software during the three months ended June 30, 2022 and 2021, respectively, and $2.6 million and $1.0 million during the six months ended June 30, 2022 and 2021, respectively.

15. Net loss per share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(29,380)	$(11,391)	$(55,029)	$(29,380)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	140,035,203	37,269,650	139,691,508	36,726,992
Net loss per share attributable to common stockholders
Basic and diluted	$(0.21)	$(0.31)	$(0.39)	$(0.80)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Redeemable convertible preferred stock	—	85,403,933	—	85,403,933
Stock options	18,553,783	20,173,022	18,553,783	20,173,022
RSUs and restricted stock	8,049,418	—	8,049,418	—
Contingently issuable shares under ESPP	132,041	—	132,041	—
Total potentially dilutive securities	26,735,242	105,576,955	26,735,242	105,576,955

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
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Consumer	$78,485	$83,964	$165,797	$171,837
Enterprise	74,627	42,129	139,538	78,806
Total Revenue	$153,112	$126,093	$305,335	$250,643

Segment cost of revenue
Consumer	36,211	38,913	76,008	81,363
Enterprise	24,682	14,455	46,845	27,413
Total segment cost of revenue	$60,893	$53,368	$122,853	$108,776

Segment gross profit
Consumer	42,274	45,051	89,789	90,474
Enterprise	49,945	27,674	92,693	51,393
Total segment gross profit	$92,219	$72,725	$182,482	$141,867

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	3,015	2,176	5,739	4,188
Amortization of intangible assets	726	—	1,450	—
Depreciation	189	212	379	415
Stock-based compensation	989	237	1,829	537
Total reconciling items	4,919	2,625	9,397	5,140
Total gross profit	$87,300	$70,100	$173,085	$136,727

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$62,863	$49,206	$123,451	$97,216
Europe, Middle East, Africa	46,229	42,115	93,954	85,616
Asia Pacific	32,727	24,825	65,915	48,309
Latin America	11,293	9,947	22,015	19,502
Total revenue	$153,112	$126,093	$305,335	$250,643
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended June 30, 2022 and 2021.
Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment net of depreciation, by geographic region (in thousands):

	June 30,	December 31,
	2022	2021
North America	$5,725	$6,922
Rest of world	2,472	2,832
Total long-lived assets	$8,197	$9,754

17. Subsequent events

On July 11, 2022, the Company announced an option exchange program in which eligible service providers may exchange certain outstanding options to purchase up to an aggregate of 7,373,532 shares of the Company’s common stock and certain outstanding SARs covering up to an aggregate of 22,655 shares of the Company’s common stock, whether vested or unvested, with a per share exercise price equal to or greater than $11.13 (collectively the “Eligible Awards”), for RSUs on a one-for-one basis. The offer is anticipated to expire on August 6, 2022.

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

Udemy operates a two-sided marketplace where our instructors develop content to meet learner demand. Courses can be accessed through our direct-to-consumer or Udemy Business (“UB”) offerings. Our platform provides 54 million learners with access to 204,000 courses in over 75 languages and 180 countries.

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

Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three and six months ended June 30, 2022.

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
In response to the spread of COVID-19, we took precautionary measures intended to help minimize the risk of COVID-19 to our employees, including transitioning the majority of our employees to remote work and restricting business travel, which have contributed to immaterial decreases in our operating expenses, primarily travel and entertainment expense. While we have recently reopened our offices for voluntary use and anticipate that many of our employees may return to our physical offices in the future, the nature and extent of that return is uncertain. As our employees begin to return to our offices and begin to engage in business travel, we expect to incur additional expenses in connection with these activities.
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
Sales and marketing
Our sales and marketing expenses consist primarily of marketing costs, as well as personnel-related costs, including stock-based compensation and costs related to customer and instructor acquisition, amortization of deferred contract costs, amortization of tradenames and customer relationships acquired through business combinations, and brand marketing. Sales and marketing expenses also consist of costs incurred for hosting and customer support services related to providing our platform to free learners. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except share and per share amounts)
Revenue	$153,112	$126,093	$305,335	$250,643
Cost of revenue (1)(2)	65,812	55,993	132,250	113,916
Gross profit	87,300	70,100	173,085	136,727
Operating expenses (1)(2)
Sales and marketing	68,421	50,902	135,299	104,141
Research and development	23,963	14,783	46,533	30,196
General and administrative	23,443	15,389	45,096	29,802
Total operating expenses	115,827	81,074	226,928	164,139
Loss from operations	(28,527)	(10,974)	(53,843)	(27,412)
Other income (expense)
Interest income (expense), net	127	(173)	370	(391)
Other expense, net	(672)	(90)	(916)	(518)
Total other expense, net	(545)	(263)	(546)	(909)
Net loss before taxes	(29,072)	(11,237)	(54,389)	(28,321)
Income tax provision	(308)	(154)	(640)	(1,059)
Net loss attributable to common stockholders	$(29,380)	$(11,391)	$(55,029)	$(29,380)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.21)	$(0.31)	$(0.39)	$(0.80)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	140,035,203	37,269,650	139,691,508	36,726,992

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$989	$237	$1,829	$537
Sales and marketing	5,007	1,712	9,144	3,636
Research and development	3,711	1,052	7,045	3,142
General and administrative	5,025	2,971	10,056	9,169
Total stock-based compensation expense	$14,732	$5,972	$28,074	$16,484
(2)     Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$726	$—	$1,450	$—
Sales and marketing	341	—	683	—
Total amortization of intangible assets	$1,067	$—	$2,133	$—
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	43	45	43	45
Gross profit	57	55	57	55
Operating expenses
Sales and marketing	45	40	44	42
Research and development	16	12	15	12
General and administrative	15	12	16	12
Total operating expenses	76	64	75	66
Loss from operations	(19)	(9)	(18)	(11)
Other income (expense)
Interest income (expense), net	—	—	—	—
Other expense, net	—	—	—	—
Total other expense, net	—	—	—	—
Net loss before taxes	(19)	(9)	(18)	(11)
Income tax provision	—	—	—	—
Net loss attributable to common stockholders	(19)%	(9)%	(18)%	(11)%

Comparison of the three and six months ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

Revenue	(in thousands, except percentages)
Consumer	$78,485	$83,964	$(5,479)	(7)%	$165,797	$171,837	$(6,040)	(4)%
Enterprise	74,627	42,129	32,498	77%	139,538	78,806	60,732	77%
Total revenue	$153,112	$126,093	$27,019	21%	$305,335	$250,643	$54,692	22%
Revenue for the three months ended June 30, 2022, was $153.1 million, compared to $126.1 million for the same period in the prior year, which represents an increase of $27.0 million, or 21%. For the three months ended June 30, 2022, Consumer and Enterprise revenue were $78.5 million and $74.6 million respectively, representing 51% and 49% of total revenue, respectively, compared to $84.0 million and $42.1 million, respectively, representing 67% and 33% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the three months ended June 30, 2022 was primarily driven by the significant growth in our UB customer base, which was partially offset by a decrease in Consumer revenue during the same period.

For the three months ended June 30, 2022 total Consumer revenue decreased by $5.5 million, or 7%, compared to the same period in the prior year. The decrease in Consumer revenue is primarily due to a 2% decrease in monthly average buyers, as well as a $3.8 million decrease in revenue recognized in the period that was deferred from course purchases in the prior fiscal quarter.

For the three months ended June 30, 2022, total Enterprise revenue increased by $32.5 million, or 77%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in revenue.
Revenue for the six months ended June 30, 2022 was $305.3 million, compared to $250.6 million for the same period in the prior year, which represents an increase of $54.7 million, or 22%. For the six months ended June 30, 2022, Consumer and Enterprise revenue were $165.8 million and $139.5 million respectively, representing 54% and 46% of total revenue, respectively, compared to $171.8 million and $78.8 million, respectively, representing 69% and 31% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the six months ended June 30, 2022 was primarily driven by the significant growth in our UB customer base, which was partially offset by a decrease in Consumer revenue during the same period.

For the six months ended June 30, 2022 total Consumer revenue decreased by $6.0 million, or 4%, compared to the same period in the prior year. The decrease in Consumer revenue is primarily due to a 2% decrease in monthly average buyers. There was an immaterial year over year change in revenue recognized in the period that was deferred from course purchases in the prior fiscal year.

For the six months ended June 30, 2022, total Enterprise revenue increased by $60.7 million, or 77%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in revenue.

Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$65,812	$55,993	$9,819	18%	$132,250	$113,916	$18,334	16%
Gross profit	87,300	70,100	17,200	25%	173,085	136,727	36,358	27%
Gross margin	57%	56%			57%	55%
Cost of revenue for the three months ended June 30, 2022 was $65.8 million, compared to $56.0 million for the same period in the prior year, which represents an increase of $9.8 million, or 18%. Content costs for the Consumer and Enterprise segments were $28.6 million and $17.5 million for the three months ended June 30, 2022, respectively, compared to $32.2 million and $10.4 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Consumer and Enterprise segments were 36% and 23% for the three and six months ended June 30, 2022, respectively, compared to 38% and 25% for the same period in the prior year, respectively.

Other than content costs, changes in other costs for our Consumer segment were immaterial between the periods presented. In our Enterprise segment, customer support costs increased by $3.0 million in the three months ended June 30, 2022 as compared to the same period in the prior year. On a consolidated basis, there was an increase of $0.8 million in amortization of capitalized software, an increase of $0.7 million of amortization of intangible assets, and an increase of $0.8 million related to stock-based compensation expense for the three months ended June 30, 2022, when compared to the same period in the prior year.

Gross margin was 57% for the three months ended June 30, 2022, compared to 56% for the same period in the prior year. The increase in gross margin was primarily due to a shift in mix of revenue toward our Enterprise segment, which has comparatively lower content costs as a percentage of revenue than the Consumer segment.
Cost of revenue for the six months ended June 30, 2022 was $132.3 million, compared to $113.9 million for the same period in the prior year, which represents an increase of $18.3 million, or 16%. Content costs for the Consumer and Enterprise segments were $60.9 million and $32.7 million for the six months ended June 30, 2022, respectively, compared to $67.3 million and $19.4 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Consumer and Enterprise segments were 37% and 23% for the six months ended June 30, 2022, respectively, compared to 39% and 25% for the same period in the prior year, respectively.

In our Consumer segment, customer support costs increased by $1.0 million in the six months ended June 30, 2022 as compared to the same period in the prior year. In our Enterprise segment, customer support costs increased by $5.9 million in the six months ended June 30, 2022 as compared to the same period in the prior year. On a consolidated basis, there was an increase of $1.6 million in amortization of capitalized software, an increase of $1.5 million of amortization of intangible assets, and an increase of $1.3 million related to stock-based compensation expense for the six months ended June 30, 2022, when compared to the same period in the prior year.

Gross margin was 57% for the six months ended June 30, 2022, compared to 55% for the same period in the prior year. The increase in gross margin was primarily due to a shift in mix of revenue toward our Enterprise segment, which has comparatively lower content costs as a percentage of revenue than the Consumer segment.

Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$68,421	$50,902	$17,519	34%	$135,299	$104,141	$31,158	30%
Research and development	23,963	14,783	9,180	62%	46,533	30,196	16,337	54%
General and administrative	23,443	15,389	8,054	52%	45,096	29,802	15,294	51%
Total operating expenses	$115,827	$81,074	$34,753	43%	$226,928	$164,139	$62,789	38%
Sales and marketing. Sales and marketing expenses for the three months ended June 30, 2022 were $68.4 million, compared to $50.9 million for the same period in the prior year. The $17.5 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $8.1 million, driven by headcount growth in our sales force to support additional demand for our platform; increased amortization expense related to deferred contract acquisition costs of $3.6 million, driven by an expansion of our UB customer base over time; increased stock-based compensation expense of $3.3 million; and an additional $3.1 million due to travel, employee activities, software subscriptions, and allocated costs to support the growth in our sales force. These changes were partially offset by a decrease in marketing costs of $0.9 million.
Sales and marketing expenses for the six months ended June 30, 2022 were $135.3 million, compared to $104.1 million for the same period in the prior year. The $31.2 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $15.6 million, driven by headcount growth in our sales force to support additional demand for our platform; increased amortization expense related to deferred contract acquisition costs of $6.7 million, driven by an expansion of our UB customer base over time; increased stock-based compensation expense of $5.5 million; and an additional $5.7 million due to travel, employee activities, software subscriptions, and allocated costs to support the growth in our sales force. These changes were partially offset by a decrease in marketing costs of $3.3 million.
Research and development. Research and development expenses for the three months ended June 30, 2022 were $24.0 million, compared to $14.8 million for the same period in the prior year. The $9.2 million increase was primarily due to higher personnel-related expenses of $5.0 million, mainly driven by additional headcount; increased stock-based compensation expense of $2.7 million; and an additional $1.4 million of software subscriptions and allocated costs to support the growth of our business.
Research and development expenses for the six months ended June 30, 2022 were $46.5 million, compared to $30.2 million for the same period in the prior year. The $16.3 million increase was primarily due to higher personnel-related expenses of $9.5 million, mainly driven by additional headcount; increased stock-based compensation expense of $3.9 million; and an additional $2.8 million of software subscriptions and allocated costs to support the growth of our business.
General and administrative. General and administrative expenses for the three months ended June 30, 2022 were $23.4 million, compared to $15.4 million for the same period in the prior year. The $8.1 million increase in general and administrative expense was primarily due to an increase of $3.8 million in personnel-related expenses, mainly driven by additional headcount; increased stock-based compensation expense of $2.1 million; a $1.5 million increase in business related insurance, due to our status as a public company; and an additional $1.0 million of software subscriptions and allocated costs to support the growth of our business.
General and administrative expenses for the six months ended June 30, 2022 were $45.1 million, compared to $29.8 million for the same period in the prior year. The $15.3 million increase in general and administrative expense was primarily due to an increase of $7.5 million in personnel-related expenses, mainly driven by additional headcount; a $2.4 million increase in professional services, mainly related to accounting and tax services to support the growth of our business; a $3.0 million increase in business related insurance, due to our status as a public company; an increase in stock-based compensation of $0.9 million; and an additional $1.3 million of software subscriptions and allocated costs to support the growth of our business.

Total other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

Other income (expense)	(in thousands, except percentages)
Interest income (expense), net	$127	$(173)	$300	(173)%	$370	$(391)	$761	(195)%
Other expense, net	(672)	(90)	(582)	647%	(916)	(518)	(398)	77%
Total other expense, net	$(545)	$(263)	$(282)	107%	$(546)	$(909)	$363	(40)%
We recorded $0.5 million of total other expense, net for the three months ended June 30, 2022, compared to $0.3 million for the same period in the prior year. The increase in total other expense, net for the three months ended June 30, 2022 when compared to the same period in the prior year was primarily attributable to unrealized losses due to fluctuations in foreign exchange rates.
We recorded $0.5 million of total other expense, net for the six months ended June 30, 2022, compared to $0.9 million for the same period in the prior year. The decrease in total other expense, net for the six months ended June 30, 2022 when compared to the same period in the prior year was primarily attributable to unrealized losses due to fluctuations in foreign exchange rates.

Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)
Income tax provision	$(308)	$(154)	$(154)	100%	$(640)	$(1,059)	$419	(40)%

For the three months ended June 30, 2022, we recognized income tax expense of $0.3 million, compared to $0.2 for the same period in the prior year. Income tax expense for the three months ended June 30, 2022 and 2021, was primarily comprised of foreign taxes.

For the six months ended June 30, 2022, we recognized income tax expense of $0.6 million, compared to $1.1 million for the same period in the prior year. Income tax expense for the six months ended June 30, 2022 and 2021, was primarily comprised of foreign taxes.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	%	2022	2021	%

	(in thousands, except percentages)
Monthly average buyers	1,290	1,316	(2)%	1,337	1,364	(2)%
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

	June 30,
	2022	2021	%
Udemy Business customers	12,514	8,669	44%
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

	June 30,
	2022	2021	%

	(in thousands, except percentages)
Udemy Business annual recurring revenue	$316,107	$181,870	74%
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

	June 30,
	2022	2021	%
Udemy Business net dollar retention rate	118%	121%	(2)%
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

For the three and six months ended June 30, 2022, the Consumer segment gross margin was generally consistent with the prior year, as the mix of content costs, hosting costs, payment processing fees, and customer support services remained a consistent percentage of Consumer revenue when compared to the prior year.

For the three and six months ended June 30, 2022, the increase in Enterprise segment gross margin was primarily due to a decrease in content costs as a percentage of Enterprise revenue. Otherwise, the mix of hosting costs, payment processing fees, and customer support services remained a consistent percentage of Enterprise revenue when compared to the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except percentages)
Consumer segment revenue	$78,485	$83,964	$165,797	$171,837
Consumer segment gross profit	$42,274	$45,051	$89,789	$90,474
Consumer segment gross margin	54%	54%	54%	53%
Enterprise segment revenue	$74,627	$42,129	$139,538	$78,806
Enterprise segment gross profit	$49,945	$27,674	$92,693	$51,393
Enterprise segment gross margin	67%	66%	66%	65%
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
We define adjusted EBITDA as net loss attributable to common stockholders, adjusted to exclude:
•interest expense (income), net;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense; and
•other expense (income), net.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(29,380)	$(11,391)	$(55,029)	$(29,380)
Adjusted to exclude the following:
Interest (income) expense, net	(127)	173	(370)	391
Provision for income taxes	308	154	640	1,059
Depreciation and amortization	5,233	3,387	10,200	6,457
Stock-based compensation expense	14,732	5,972	28,074	16,484
Other expense, net	672	90	916	518
Adjusted EBITDA	$(8,562)	$(1,615)	$(15,569)	$(4,471)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$153,112	$126,093	$305,335	$250,643
Net loss	$(29,380)	$(11,391)	$(55,029)	$(29,380)
Net loss margin	(19)%	(9)%	(18)%	(12)%
Revenue	$153,112	$126,093	$305,335	$250,643
Adjusted EBITDA	$(8,562)	$(1,615)	$(15,569)	$(4,471)
Adjusted EBITDA margin	(6)%	(1)%	(5)%	(2)%
Net loss increased by $18.0 million in the three months ended June 30, 2022 compared to the same period in the prior year, and adjusted EBITDA decreased by $6.9 million in the three months ended June 30, 2022 compared to the same period in the prior year, primarily due to increased operating expenses as we scale and grow our business.
Net loss increased by $25.6 million in the six months ended June 30, 2022 compared to the same period in the prior year, and adjusted EBITDA decreased by $11.1 million in the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to increased operating expenses as we scale and grow our business.
Liquidity and capital resources
As of June 30, 2022, we had cash, cash equivalents and restricted cash of $515.8 million, compared to $536.8 million as of December 31, 2021. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.
Sources of funds

We have historically financed our operations primarily through revenue, as well as proceeds from issuances of our capital stock. In October 2021, we received net proceeds of $397.4 million, after deducting underwriting discounts and commissions of $23.1 million, from our IPO. In November 2021, the underwriters exercised their option to purchase additional shares of our common stock, resulting in net proceeds of $17.8 million after deducting underwriting discounts and commissions of $1.0 million.

Use of funds

Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $513.6 million as of June 30, 2022, and $458.5 million as of December 31, 2021. We have generally incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(16,435)	$(5,486)
Investing activities	(12,342)	(9,791)
Financing activities	7,808	3,444
Effect of foreign exchange rates on cash flows	(4)	—
Net decrease in cash, cash equivalents and restricted cash	$(20,973)	$(11,833)
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
For the six months ended June 30, 2022, cash used in operating activities was $16.4 million, primarily consisting of our net loss of $55.0 million, adjusted for non-cash charges of $56.1 million and net cash outflows of $17.5 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $33.1 million increase in deferred revenue, resulting primarily from our enterprise business growth, offset by a $22.0 million decrease in accounts payable, accrued expenses and other current liabilities, and a $27.4 million increase in deferred contract costs.
For the six months ended June 30, 2021, cash used in operating activities was $5.5 million, primarily consisting of our net loss of $29.4 million, adjusted for non-cash charges of $30.3 million and net cash outflows of $6.5 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $21.6 million increase in deferred revenue, resulting primarily from our enterprise business growth, offset by a $10.4 million decrease in accounts payable, accrued expenses and other current liabilities, and a $15.7 million increase in deferred contract costs.
Investing activities
For the six months ended June 30, 2022, net cash used in investing activities was $12.3 million, primarily as a result of our purchase of strategic investments, as well as capital expenditures for capitalized software costs.
For the six months ended June 30, 2021, net cash used in investing activities was $9.8 million, primarily as a result of capital expenditures for property and equipment and capitalized software costs.

Financing activities
For the six months ended June 30, 2022, net cash provided by financing activities was $7.8 million, primarily driven by proceeds from issuance of common stock via stock option exercises of $3.8 million and issuances of common stock under our employee stock purchase plan of $5.6 million, which was partially offset by a $1.6 million payment of deferred offering costs associated with our IPO.
For the six months ended June 30, 2021, net cash provided by financing activities was $3.4 million, which consisted of $6.0 million of proceeds from issuance of common stock following employee stock option exercises, and was partially offset by a $2.3 million payment of redeemable convertible preferred stock issuance costs.

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
JOBS Act transition period
We are an emerging growth company (“EGC”) as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of its common stock held by non-affiliates as of the last business day of the second fiscal quarter ended June 30, 2022, we will cease to be an EGC on December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity

As of June 30, 2022, we had $512.2 million of cash and cash equivalents, which include on demand deposits and amounts in transit from certain payment processors for credit and debit card transactions. In addition, we had $3.6 million of restricted cash as of June 30, 2022, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. Our cash and cash equivalents are held for working capital purposes. We did not hold any marketable securities or carry any fixed or variable rate debt during or at the end of the three and six months ended June 30, 2022 and 2021. Given the above facts and circumstances, hypothetical changes in interest rates of 10% would not result in a material impact to our condensed consolidated financial statements.

Foreign currency risk

The reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the six months ended June 30, 2022.

Credit risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base, dispersed over various geographic regions and industrial sectors. The Company had no customers who accounted for more than 10% of total accounts receivable as of June 30, 2022. No single customer comprised more than 10% of our consolidated revenue in three and six months ended June 30, 2022 or 2021. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for credit losses need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We incurred net losses of $55.0 million and $29.4 million during the three and six months ended June 30, 2022 and 2021, respectively, and, as of June 30, 2022, we had an accumulated deficit of $513.6 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our Consumer and Enterprise segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue at its current pace or at all. For example, in 2020, we experienced a significant increase in engagement with our platform, in part as a result of the COVID-19 pandemic and the shelter in place orders and other efforts that were deployed by governments to mitigate its spread. While the COVID-19 pandemic may have accelerated an ongoing, long-term shift towards online learning, in the short term this level of demand from learners, instructors and organizations may decline as vaccines become more widely distributed and government restrictions are lifted; see “—The COVID-19 pandemic could affect our business, financial condition, and results of operations in volatile and unpredictable ways”. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
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
As part of our instructor community, we strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of June 30, 2022, we had relationships with 71,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Moreover, because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 49% and 33% of our revenue during the three months ended June 30, 2022 and 2021, respectively, and 46% and 31% during the six months ended June 30, 2022 and 2021, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, to continue to grow our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Customers have no obligation to renew their subscriptions, and they may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. We have had some customers elect not to renew their subscriptions with us in the past, and it is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases. If customers do not purchase additional subscriptions or renew their existing subscriptions, renew on less favorable terms, or fail to continue to expand their engagement with us, our revenue may decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
Our future success will depend in part on the growth, if any, in the demand for online learning solutions. Although we believe the COVID-19 pandemic has accelerated the demand for online learning solutions from both individuals and businesses alike, the online learning market is less mature than the market for in-person instruction and continues to evolve rapidly. There can be no assurance that the heightened levels of demand for online learning solutions experienced during the COVID-19 pandemic will continue once the effects of the pandemic, such as limitations on in-person activities, abate, see “—The COVID pandemic could affect our business, financial condition, and results of operations in volatile and unpredictable ways.” Consequently, it is difficult to predict demand for and continued use of our platform by learners, instructors, and UB customers, the rate at which existing learners and instructors expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if learners or UB customers want to adopt an online learning solution, it may take them a substantial amount of time to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced learner and customer spending, reduced engagement from instructors, attrition by learners, instructors, and UB customers, and decreased revenue, any of which would adversely affect our business, financial condition, and results of operations.
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
While we rely on a variety of statutory and common law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (the “DMCA”), the Communications Decency Act (the “CDA”), the fair-use doctrine in the United States and the E-Commerce Directive in the European Union (the “E.U.”), differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for content posted to our platform. As an example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the E.U., which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the E.U. are in the process of determining how Article 17 will be implemented in their particular country. In addition, the E.U. is also reportedly reviewing the regulation of digital services, and it has been reported that the E.U. plans to introduce the Digital Services Act, a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided to us by the E-Commerce Directive. In countries in Asia and Latin America, generally there are not similar statutes to the CDA or E-Commerce Directive. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform failed to take sufficient steps to prevent such content from being uploaded. Although these and other similar legal provisions provide limited protections from liability for platforms like ours, if we are found not to be protected by the safe harbor provisions of the DMCA, CDA, or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, including Article 17 or other proactive obligations to filter or review content for potential infringement of intellectual property, we may owe substantial damages and our brand, reputation, and financial results may be harmed. Moreover, regulators in the United States and in other countries in which we operate may introduce new regulatory regimes or modify existing regulatory regimes, including in ways that increase potential liability for information or content available on or through our platform or the content moderation decisions we make with respect to our platform, or which impose additional obligations to monitor such information or content, which could increase our costs. For example, in recent years, there have been various efforts calling for reforms to Section 230 of the CDA, ranging from a complete repeal of the statute to modifications of it in such a way as to remove certain social media companies from its protection. In addition, certain U.S. states have either passed or are debating laws that would create potential liability for moderating or removing certain user content.
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
The rapid growth we have experienced, and may continue to experience, in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and our ability to handle increased traffic and demand for bandwidth. The growth in the number of learners and instructors using our platform and the amount of educational content available through our platform has increased the amount of data and requests that we process. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance our scalability in order to maintain the performance of our platform. Our growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. We have grown from 230 full-time employees in May 2016 to 1,498 full-time employees as of June 30, 2022. We intend to further expand our overall business, including headcount, with no assurance that our revenue will continue to grow. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses.
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
We generated 59% and 61% of revenue outside North America during the three months ended June 30, 2022 and 2021, respectively, and 60% and 61% during the six months ended June 30, 2022 and 2021, respectively, and based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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

The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers the ability to opt out of certain types of data sharing and sales of their personal information. The CCPA also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising their rights. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”). The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. Aspects of the interpretation and enforcement of the CCPA and CPRA remain uncertain. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that becomes effective on January 1, 2023 (at the same time as the CPRA). In June 2021, Colorado enacted a similar law, the Colorado Privacy Act (“CPA”), which becomes effective on July 1, 2023, in March 2022, Utah enacted a similar law, the Utah Consumer Privacy Act (“UCPA”), which becomes effective December 31, 2023, and in May 2022, Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, which becomes effective July 1, 2023. In addition, on August 20, 2021, the Personal Information Protection Law, or PIPL, was adopted in the People’s Republic of China (“PRC”), and it went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. The effects of these statutes and other similar federal, state, or foreign laws that may be proposed or enacted are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. These laws and other changes in laws or regulations relating to privacy, data protection, and cybersecurity, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
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
Our learners and instructors rely on access to the internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade our access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In 2015, rules approved by the Federal Communications Commission (the “FCC”) went into effect that prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, those rules were repealed in June 2018, and efforts to challenge the repeal in the courts have failed to reverse the FCC’s 2018 decision, and in October 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued a mixed ruling that did not reverse the FCC’s 2015 decision in its entirety. Although this court ruling allows states to enact their own net neutrality rules, the repeal of federal protections may make it more difficult or costly for many buyers or instructors to access our platform and may result in increased costs for us, which could significantly harm our business. Outside the United States, government regulation of the internet, including the idea of network neutrality, may be developing or non-existent. It is possible that governments of one or more foreign countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract and retain learners, instructors, and customers may be adversely affected and we may not be able to grow our business as we anticipate.

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
Based on the market value of its common stock held by non-affiliates as of the last business day of the second fiscal quarter ended June 30, 2022, we will cease to be an EGC on December 31, 2022.

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
Under the Sarbanes-Oxley Act, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K, and, once we cease to be an emerging growth company (which will occur on December 31, 2022) and if we are deemed to be an accelerated filer or large accelerated filer for purposes of the Exchange Act, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have commenced a process to document and evaluate our internal control over financial reporting, which we anticipate will be costly, challenging, and time consuming. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
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
As a public company, we incur substantial legal, accounting, administrative, and other costs and expenses that we did not incur as a private company, and we anticipate these expenses will increase further once we are no longer an “emerging growth company.” As a public company, we are subject to additional reporting and other obligations, such as the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, and the applicable listing standards of Nasdaq. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. Our business and financial condition will become more visible as a result of our reporting obligations as a public company, which may result in threatened or actual litigation, including by competitors.
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
On an ongoing basis, we are subject to examination by federal, state, local, and foreign tax authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition, and results of operations. We believe our income, employment, and transactional tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, but an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period. Certain risks relating to employment and sales taxes are described in more detail under Note 9 (“Accrued expenses and other current liabilities”).

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
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the six months ended June 30, 2022, 35% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
As of June 30, 2022, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 57% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

Udemy, Inc.

Date: August 3, 2022	By:	/s/ Gregg Coccari
Gregg Coccari
President and Chief Executive Officer

Date: August 3, 2022	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer