Form 10-Q
period 2022-09-30
Udemy, Inc.
filed 2022-11-02
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
As of October 26, 2022, 141,322,356 shares of the registrant’s common stock were outstanding.

Summary of risk factors
Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition, or prospects:
•We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future. We incurred net losses of $101.7 million and $38.6 million during the nine months ended September 30, 2022 and 2021, respectively, and, as of September 30, 2022, we had an accumulated deficit of $560.3 million.
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

•     Acquisitions and other strategic investments may expose us to significant risks, any of which could materially adversely affect our business, financial condition, and results of operations.

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
•our ability to successfully identify, execute, and integrate any potential acquisitions or strategic investments;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$427,914	$533,868
Marketable securities	66,052	—
Accounts receivable, net of allowance for doubtful accounts of $1,072 and $678 as of September 30, 2022, and December 31, 2021, respectively.	71,580	73,180
Prepaid expenses and other current assets	13,478	15,927
Deferred contract costs, current	29,373	18,898
Total current assets	608,397	641,873
Property and equipment, net	7,816	9,887
Capitalized software, net	25,887	20,054
Operating lease right-of-use assets	12,939	—
Restricted cash, non-current	3,629	2,900
Deferred contract costs, non-current	32,817	25,647
Strategic investments	12,104	10,000
Intangible assets, net	10,397	13,597
Goodwill	12,646	12,646
Other assets	3,761	3,247
Total assets	$730,393	$739,851
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,060	$34,627
Accrued expenses and other current liabilities	36,777	40,140
Content costs payable	34,437	35,961
Accrued compensation and benefits	25,111	22,341
Operating lease liabilities, current	7,008	—
Deferred revenue, current	237,852	208,274
Total current liabilities	358,245	341,343
Operating lease liabilities, non-current	8,014	—
Deferred revenue, non-current	3,096	2,280
Other liabilities, non-current	4,522	6,528
Total liabilities	373,877	350,151
Note 10 – Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.00001 par value - 50,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2022, and December 31, 2021.	—	—
Common stock, $0.00001 par value - 950,000,000 shares authorized; 141,260,274 and 139,164,693 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively.	1	1
Additional paid-in capital	917,031	848,229
Accumulated other comprehensive loss	(265)	(1)
Accumulated deficit	(560,251)	(458,529)
Total stockholders’ equity	356,516	389,700
Total liabilities and stockholders' equity	$730,393	$739,851
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$158,432	$129,563	$463,767	$380,206
Cost of revenue	69,080	57,986	201,330	171,902
Gross profit	89,352	71,577	262,437	208,304
Operating expenses
Sales and marketing	77,490	52,258	212,789	156,399
Research and development	28,062	16,703	74,595	46,898
General and administrative	27,051	12,166	72,147	41,969
Total operating expenses	132,603	81,127	359,531	245,266
Loss from operations	(43,251)	(9,550)	(97,094)	(36,962)
Other income (expense)
Interest income (expense), net	592	(61)	962	(452)
Other expense, net	(3,523)	(196)	(4,439)	(714)
Total other expense, net	(2,931)	(257)	(3,477)	(1,166)
Net loss before taxes	(46,182)	(9,807)	(100,571)	(38,128)
Income tax (provision) benefit	(511)	545	(1,151)	(514)
Net loss attributable to common stockholders	$(46,693)	$(9,262)	$(101,722)	$(38,642)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.33)	$(0.25)	$(0.73)	$(1.04)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	140,951,605	37,740,586	140,116,156	37,068,570
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(46,693)	$(9,262)	$(101,722)	$(38,642)
Foreign currency translation loss, net of tax	(32)	—	(50)	—
Change in unrealized gain or loss on marketable securities, net of tax	(214)	—	(214)	—
Comprehensive loss	$(46,939)	$(9,262)	$(101,986)	$(38,642)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—June 30, 2022	—	$—	140,622,937	$1	$888,522	$(19)	$(513,558)	$374,946
Stock-based compensation	—	—	—	—	26,428	—	—	26,428
Exercise of stock options	—	—	427,684	—	2,019	—	—	2,019
Vesting of restricted stock units	—	—	209,553	—	—	—	—	—
Reclassification of stock appreciation rights	—	—	—	—	62	—	—	62
Other comprehensive loss	—	—	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	—	—	(46,693)	(46,693)
Balance—September 30, 2022	—	$—	141,260,174	$1	$917,031	$(265)	$(560,251)	$356,516

Balance—June 30, 2021	85,403,933	$274,267	37,523,533	$—	$141,112	$—	$(407,883)	$(266,771)
Stock-based compensation	—	—	—	—	7,578	—	—	7,578
Exercise of stock options	—	—	416,393	—	1,647	—	—	1,647
Restricted stock issued for business combination	—	—	61,300	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,262)	(9,262)
Balance—September 30, 2021	85,403,933	$274,267	38,001,226	$—	$150,337	$—	$(417,145)	$(266,808)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	139,164,693	$1	$848,229	$(1)	$(458,529)	$389,700
Stock-based compensation	—	—	—	—	57,457	—	—	57,457
Exercise of stock options	—	—	1,273,968	—	5,653	—	—	5,653
Vesting of restricted stock units	—	—	294,759	—	67	—	—	67
Reclassification of stock appreciation rights	—	—	—	—	62	—	—	62
Issuance of common stock under employee stock purchase plan	—	—	526,754	—	5,563	—	—	5,563
Other comprehensive loss	—	—	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	—	—	(101,722)	(101,722)
Balance—September 30, 2022	—	$—	141,260,174	$1	$917,031	$(265)	$(560,251)	$356,516

Balance—December 31, 2020	85,391,338	$274,104	35,627,503	$—	$117,818	$—	$(378,503)	$(260,685)
Exercise of Series A-1 redeemable convertible preferred stock warrants	12,595	163	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	24,511	—	—	24,511
Exercise of stock options	—	—	2,312,423	—	8,008	—	—	8,008
Restricted stock issued for business combination	—	—	61,300	—	—	—	—	—
Net loss	—	—	—	—	—	—	(38,642)	(38,642)
Balance—September 30, 2021	85,403,933	$274,267	38,001,226	$—	$150,337	$—	$(417,145)	$(266,808)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(101,722)	$(38,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,616	10,400
Amortization of deferred sales commissions	22,558	11,995
Stock-based compensation	53,043	23,704
Provision for doubtful accounts	467	324
Accretion of marketable securities	(138)	—
Non-cash operating lease expense	4,643	—
Unrealized loss on strategic investments	2,896	—
Other	460	—
Changes in operating assets and liabilities:
Accounts receivable	1,132	5,715
Prepaid expenses and other assets	1,375	(6,252)
Deferred contract costs	(40,203)	(25,455)
Accounts payable, accrued expenses and other liabilities	(14,257)	(13,455)
Content costs payable	(1,525)	(989)
Operating lease liabilities	(5,012)	—
Deferred revenue	30,395	23,234
Net cash used in operating activities	(30,272)	(9,421)
Cash flows from investing activities:
Purchases of marketable securities	(66,128)	—
Purchases of property and equipment	(1,397)	(4,554)
Capitalized software costs	(10,652)	(9,767)
Purchases of strategic investments	(5,000)	—
Payments related to business combination, net of cash acquired	(1,500)	(24,490)
Net cash used in investing activities	(84,677)	(38,811)
Cash flows from financing activities:
Net proceeds from exercise of stock options	5,785	7,619
Proceeds from share purchases under employee stock purchase plan	5,563	—
Payment of redeemable convertible preferred stock issuance costs	—	(2,250)
Payment of deferred offering costs	(1,586)	(1,992)
Net proceeds from exercise of Series A-1 redeemable convertible preferred stock warrants	—	2
Net cash provided by financing activities	9,762	3,379

Effect of foreign exchange rates on cash flows	(38)	—

Net decrease in cash, cash equivalents and restricted cash	(105,225)	(44,853)
Cash, cash equivalents and restricted cash—Beginning of period	536,768	177,931
Cash, cash equivalents and restricted cash—End of period	$431,543	$133,078

	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$427,914	$130,178
Restricted cash	3,629	2,900
Total cash, cash equivalents, and restricted cash	$431,543	$133,078

Supplemental disclosures of cash flow information:
Interest paid	$13	$72
Income taxes paid	$516	$385

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred offering costs	$—	$3,090
Stock-based compensation in capitalized costs	$4,310	$1,451
Acquisition holdback liability	$—	$1,500
Changes in purchases of property and equipment in accounts payable and accrued expenses	$108	$119
Unrealized gains and losses on marketable securities	$215	$—
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

2. Summary of significant accounting policies
Basis of consolidation and presentation— The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation, and all other normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the periods presented have been made.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the SEC on March 25, 2022.
Segment information— The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three and nine months ended September 30, 2022 and 2021, the Company operated under two operating and reportable segments: Consumer and Enterprise. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 16 – Segment and geographic information.

Use of estimates— The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the results of operations during the reporting periods.
Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, capitalization of internally developed software and associated useful lives, stock-based compensation, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated instructor withholding tax obligations, estimated period of consumption for consumer learners’ single course purchases, the period of benefit for deferred commissions, the fair value and associated useful lives of intangible assets and goodwill acquired via business combinations, and the valuation of privately-held strategic investments, including impairments. Management periodically evaluates such estimates and assumptions for continued reasonableness.
Actual results may ultimately differ from management’s estimates and such differences could be material to the financial position and results of operations.

Coronavirus disease 2019 (“COVID-19”)— In March 2020, the World Health Organization declared the outbreak of the coronavirus disease named COVID-19 a pandemic. The COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets. This uncertainty may positively or adversely impact certain aspects of the business, including but not limited to customer demand and spending, the ability to raise capital, impairment of assets, and cash collections. While the Company has not experienced a material negative impact to its business, results of operations, financial position, and liquidity, the future duration, impact, and disruption of the COVID-19 outbreak to the Company’s operations is uncertain.
Concentration of credit risk— Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash, and accounts receivable. For cash and restricted cash, the Company is exposed to credit risk in the event of default by the financial institutions to the extent the amounts recorded on the accompanying condensed consolidated balance sheets are in excess of federal insurance limits. The Company’s investments, classified as cash equivalents and marketable securities, consist of high-credit-quality instruments and fixed-income securities.
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. No customer accounted for more than 10% of total accounts receivable as of September 30, 2022, or December 31, 2021. No customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2022 and 2021.
Summary of significant accounting policies— Except as described below, there were no significant changes to the Company’s significant accounting policies disclosed in Note 2 – Summary of significant accounting policies of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the SEC on March 25, 2022.

Accounts receivable and allowance for doubtful accounts— Accounts receivable primarily represent amounts owed to the Company for Enterprise subscriptions. Also included in accounts receivable are amounts due from payment processors or mobile application store partners that settle over a period longer than five business days. Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable are presented net of allowances for doubtful accounts. Management assesses the Company’s ability to collect outstanding receivables and records allowances when collection becomes doubtful. The provision for bad debt is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. These estimates are based on the assessment of the credit worthiness of the Company’s customers based on multiple sources of information and analysis of such factors as the Company’s historical collection experience and industry and geographic concentrations of credit risk. Accounts receivable deemed to be uncollectible are written off, net of any amounts that may be collected.

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off	Balance at End of Period
Allowance for doubtful accounts
Nine months ended September 30, 2022	$678	$467	$(73)	$1,072
Nine months ended September 30, 2021	$643	$324	$(260)	$707

Operating leases— The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026. The Company determines if an arrangement contains a lease at inception based on whether there is an identified tangible asset and whether the Company controls the use of the identified asset throughout the period of use.

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

Marketable securities— Marketable securities consist of obligations issued by the U.S. Treasury and other U.S. federal agencies, corporate debt, and commercial paper securities, with an original maturity greater than 90 days at the date of purchase and are classified as available-for-sale securities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as current assets. Available-for-sale securities are initially recorded at cost and periodically adjusted to fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit), while realized gains and losses are reported within other income (expense), net as a component of net loss. An impairment charge is recorded in the condensed consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary.

Recently Adopted Accounting Pronouncements— In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard with an effective date of January 1, 2021 using the prospective transition adoption approach. Capitalized implementation costs are recorded in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheet. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.
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

New accounting pronouncements not yet adopted— In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The FASB issued ASU 2019-10 in November 2019, which deferred the effective date for nonpublic entities, including EGCs, that had not yet adopted the original ASU. The Company will meet the criteria to become a large accelerated filer as of December 31, 2022, upon which time the ASU will become effective for the fiscal year ending on December 31, 2022. The Company is currently assessing the potential impact of the new standard on the Company’s condensed consolidated financial statements.

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

3. Revenue recognition

Deferred revenue— Revenue recognized for the three months ended September 30, 2022 from amounts included in deferred revenue as of June 30, 2022 was $122.5 million. Revenue recognized for the three months ended September 30, 2021 from amounts included in deferred revenue as of June 30, 2021 was $92.4 million.

Revenue recognized for the nine months ended September 30, 2022 from amounts included in deferred revenue as of December 31, 2021 was $187.4 million. Revenue recognized for the nine months ended September 30, 2021 from amounts included in deferred revenue as of December 31, 2020 was $127.4 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	September 30,	December 31,	December 31,
	2022	2021	2020
Deferred revenue:
Enterprise	$186,646	$148,966	$84,241
Consumer	54,302	61,588	58,135
Total deferred revenue	$240,948	$210,554	$142,376

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to unearned revenue from Consumer single course purchase arrangements and unearned and unbilled revenue from multi-year Enterprise subscription contracts with future installment payments at the end of any given period. As of September 30, 2022, the aggregate transaction price for remaining performance obligations was $433.7 million, of which 69% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Nine months ended September 30, 2022	$44,545	$40,203	$(22,558)	$62,190
Nine months ended September 30, 2021	$25,837	$25,455	$(11,995)	$39,297

4. Investments and fair value measurements

The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value are either observable or unobservable. Observable inputs reflect assumptions that market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based on their own market assumptions.

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

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value due to the relatively short-term maturities and are classified as short-term assets and liabilities, as appropriate, in the accompanying condensed consolidated balance sheets.

The Company’s money market funds and sweep account are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s investments in U.S. government securities are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are directly or indirectly observable. The Company’s strategic investment is classified within Level 3 of the fair value hierarchy because it has been valued using significant unobservable inputs for which the Company has been required to develop its own assumptions.

The Company accounts for its strategic investment under the measurement alternative, under which the cost to purchase is adjusted to fair value when there are observable transactions, less impairment. The Company evaluates its strategic investment for impairment at each reporting period. This evaluation consists of several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. Based on the assessment performed as of September 30, 2022, the Company recognized an impairment loss of $2.9 million during the three and nine months ended September 30, 2022, which is recorded in other expense, net in the accompanying condensed consolidated statements of operations.

The Company’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis within the fair value hierarchy are as follows (in thousands):

As of September 30, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,457	$—	$—
U.S. government securities	—	7,464	—
Total cash equivalents	$1,457	$7,464	$—

Marketable securities:
U.S. government securities	$—	$66,052	$—

Noncurrent assets:
Strategic investments	$—	$—	$12,104

Liabilities:
Cash settled stock appreciation rights	$—	$—	$522

As of December 31, 2021	Level 1	Level 2	Level 3
Noncurrent assets:
Strategic investments	$—	$—	$10,000

Liabilities:
Cash settled stock appreciation rights	$—	$—	$818

A summary of the changes in the fair value of Level 3 financial instruments, of which remeasurement of stock appreciation rights (“SARs”) are recognized in the condensed consolidated statements of operations, is as follows (in thousands):

	Warrants	Stock Appreciation Rights	Strategic Investments
Balance— June 30, 2022	$—	$419	$15,000
Vesting and remeasurement of SARs, net of exercises	—	165	—
Amount reclassified from liability to equity upon exchange	—	(62)	—
Unrealized loss on strategic investments	—	—	(2,896)
Balance— September 30, 2022	$—	$522	$12,104

Balance— June 30, 2021	$—	$791	$—
Vesting and remeasurement of SARs	—	121	—
Balance— September 30, 2021	$—	$912	$—

Balance— December 31, 2021	$—	$818	$10,000
Vesting and remeasurement of SARs, net of exercises	—	(234)	—
Purchases of strategic investments	—	—	5,000
Amount reclassified from liability to equity upon exchange	—	(62)	—
Unrealized loss on strategic investments	—	—	(2,896)
Balance— September 30, 2022	$—	$522	$12,104

Balance— December 31, 2020	$160	$268	$—
Exercise of redeemable convertible preferred stock warrants	(160)	—	—
Vesting and remeasurement of SARs	—	644	—
Balance— September 30, 2021	$—	$912	$—

During the nine months ended September 30, 2021, the remaining outstanding 12,595 warrants to purchase Series A-1 redeemable convertible preferred stock were exercised for an immaterial amount of cash proceeds at an exercise price of $0.196 per share. The Company reclassified the $0.2 million fair value of the warrants into Series A-1 redeemable convertible preferred stock on the condensed consolidated balance sheet. The change in fair value of the warrants during nine months ended September 30, 2021 was immaterial.

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of September 30, 2022	Amortized cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$418,993	$—	$—	$418,993
Money market funds	1,457	—	—	1,457
U.S. government securities	7,463	1	—	7,464
Total cash and cash equivalents	427,913	1	—	427,914
Marketable securities:
U.S. government securities	66,267	—	(215)	66,052
Total cash, cash equivalents, and marketable securities	$494,180	$1	$(215)	$493,966

The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. No securities had been in a continuous unrealized loss position for twelve months or longer as of September 30, 2022. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, the Company does not consider any portion of the unrealized losses as of September 30, 2022 to represent an other-than temporary impairment.

As of September 30, 2022, the entirety of the Company’s marketable securities portfolio had contractual maturities of one year or less.
Prepaid expenses and other current assets— Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses	$9,904	$12,465
Capitalized cloud computing costs, current	913	808
Short term deposits	115	745
Other current assets	2,546	1,909
Prepaid expenses and other current assets	$13,478	$15,927

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Computers and equipment	$7,843	$6,798
Furniture and fixtures	4,843	4,701
Purchased software	383	383
Leasehold improvements	19,045	18,932
Construction in progress	18	18
Total property and equipment	32,132	30,832
Less accumulated depreciation and amortization	(24,316)	(20,945)
Property and equipment, net	$7,816	$9,887
Depreciation expense was $1.1 million for both the three months ended September 30, 2022 and 2021, and $3.4 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Capitalized software	$58,637	$43,804
Less accumulated amortization	(32,750)	(23,750)
Capitalized software, net	$25,887	$20,054
Amortization expense of capitalized software was $3.3 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively, and $9.0 million and $6.7 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, expected amortization expense for capitalized software over the remaining asset lives is as follows (in thousands):

Remainder of 2022	$3,445
2023	12,272
2024	7,947
2025	2,223
Total expected amortization	$25,887

6. Leases

The Company adopted Topic 842 as of January 1, 2022 using the modified retrospective approach.

The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026.

During the three months ended September 30, 2022, the Company recorded operating lease costs of $1.7 million and variable lease costs of $0.2 million. During the nine months ended September 30, 2022, the Company recorded operating lease costs of $5.1 million and variable lease costs of $0.6 million. During the three and nine months ended September 30, 2022, the Company recognized an immaterial amount for short term lease expense and no sublease income.

The following tables set forth a summary of information pertaining to the Company’s operating leases (dollar amounts in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives	$4,853

As of September 30, 2022
Weighted average remaining term (years)	2.2
Weighted average discount rate	3.8%

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of September 30, 2022, were as follows (in thousands):

Remainder of 2022	$1,871
2023	6,981
2024	5,660
2025	809
2026	410
Gross lease payments	15,731
Less imputed interest	(709)
Present value of operating lease liabilities	$15,022

Future minimum lease payments as measured under Topic 840 for noncancellable operating leases as of December 31, 2021, were as follows (in thousands):

2022	$7,826
2023	7,212
2024	5,921
2025	809
2026	410
Total lease commitments	$22,178

Rent expense for operating leases under Topic 840 was $1.4 million for the three months ended September 30, 2021, and $4.2 million for the nine months ended September 30, 2021.

7. Business combinations
On August 24, 2021, the Company completed its acquisition of CorpU, an online learning platform and content catalog focused on blended executive training. The acquisition is intended to deepen the Company’s UB offerings through CorpU’s cohort-based learning in scalable, virtual environments. The transaction has been accounted for as a business combination.

The purchase price was $28.6 million, of which $27.1 million was paid at closing. The remaining balance of $1.5 million was paid during the three months ended September 30, 2022.

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

The Company has included the financial results of CorpU in the condensed consolidated financial statements from the date of acquisition, which for the three and nine months ended September 30, 2022 and 2021 were not material. The business combination does not qualify as an acquisition of a significant business, and therefore pro forma financial statements were not required. Acquisition costs of $0.3 million were included in general and administrative expenses in the consolidated financial statements during the year of acquisition.

8. Intangible assets, net and goodwill

As of September 30, 2022, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(1,010)	$4,490
Vendor relationships	3 years	4,500	(1,653)	2,847
Developed technology	3 years	4,200	(1,543)	2,657
Tradename	2 years	900	(497)	403
Total		$15,100	$(4,703)	$10,397

As of December 31, 2021, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(323)	$5,177
Vendor relationships	3 years	4,500	(529)	3,971
Developed technology	3 years	4,200	(493)	3,707
Tradename	2 years	900	(158)	742
Total		$15,100	$(1,503)	$13,597

Amortization expense of intangible assets for the three months ended September 30, 2022 and 2021, was $1.1 million and $0.4 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $3.2 million and $0.4, respectively.

The expected future amortization expense for intangible assets as of September 30, 2022 was as follows (in thousands):

Remainder of 2022	$1,066
2023	4,108
2024	2,795
2025	917
2026	917
Thereafter	594
Total expected amortization	$10,397

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of September 30, 2022.

9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued expenses	$7,771	$7,326
Indirect tax reserves	19,259	18,392
Indirect tax payables	7,288	10,786
Deferred rent, current	—	803
Other current liabilities	2,459	2,833
Accrued expenses and other current liabilities	$36,777	$40,140
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

Instructor withholding tax reserves— The Company conducts operations in many tax jurisdictions throughout the United States and the rest of the world. The Company has an obligation to comply with information reporting and tax withholding requirements with regards to certain payments made to its U.S. and non-U.S. instructors. Under United States federal tax rules, in the case where the Company withholds less than the correct amount of tax or fails to report it, it is liable for the correct amount that it was required to withhold, plus interest and potential penalties. The Company may be entitled to relief on certain payments if the Company can obtain documentation (e.g. taxpayer identification forms) from instructors establishing that the instructor payee qualifies for reduced withholding tax rates, or that the instructor payee reported the payments and paid the corresponding taxes owed.

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
In 2020, the Company approached the IRS to address the historical tax withholding amounts for instructors. Final settlement of the matter could differ materially from the estimate recorded in the accompanying condensed consolidated balance sheets, and there exists a reasonable possibility that the Company could incur losses that are significantly more or significantly less than the Company has accrued as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the Company estimated $16.1 million as its best estimate of the probable, potential loss, which has been recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Changes in the estimated amount the Company has determined it will owe are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. Estimated interest is recorded in interest income (expense), net in the accompanying condensed consolidated statement of operations.

Changes to the instructor withholding tax reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$15,850	$22,534	$17,036	$22,166
Amounts charged to (released from) expense	201	(4,028)	(985)	(3,660)
Net payments and settlements	—	—	—	—
Balance, end of period	$16,051	$18,506	$16,051	$18,506

10. Commitments and contingencies
Noncancellable purchase commitments— The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising vendors that are noncancellable. As of September 30, 2022, the Company had approximately $14.6 million worth of future minimum payments under the Company’s noncancellable purchase commitments which are expected to be paid through 2024.
Indemnification— The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain business partners, investors, contractors, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or, in some cases, non-compliance with certain representations and warranties made by the Company. In general, the Company does not record any liability for these indemnities in the accompanying condensed consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material.
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters as of September 30, 2022.

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

The income tax provision resulted in an effective tax rate of (1.1)% and 5.6% for the three months ended September 30, 2022 and 2021, respectively, and (1.1)% and (1.3)% for the nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022, as compared to the same periods in the prior year, the effective tax rate decreased primarily due to changes in foreign tax expense and foreign withholding taxes. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.

As of September 30, 2022 and December 31, 2021, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company recognizes interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. Due to net operating loss (“NOL”) carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through 2021. There are currently no income tax audits underway by U.S. federal or state taxing authorities.

12. Employee retirement plan
The Company maintains a 401(k) retirement savings plan covering eligible employees. Employee contributions to the plan consist of a percentage based on eligible employee compensation. The Company matches 25% of an employee’s contribution up to 6% of the employee’s compensation, with a cap of $500 annually, subject to a two-year graded vesting schedule that vests 50% after an employee’s first year of employment and 100% after two years of employment. The Company contributed an immaterial amount for the three months ended September 30, 2022 and 2021, and $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

13. Related party transactions
Naspers Ltd. (“Naspers”), through an investment entity controlled by Prosus N.V. (“Prosus”), beneficially owns more than 5% of the Company’s outstanding capital stock. A current member of the Company’s Board of Directors is an executive officer of a Prosus operating subsidiary, OLX Global B.V. A former member of the Company’s Board of Directors, who resigned in September 2022, was an executive officer of Prosus. Naspers and certain entities directly and indirectly controlled by Naspers are customers of the Company’s Enterprise subscription offering. The Company recorded $0.3 million and $0.3 million of revenue from services provided to these customers during the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the Company had an accounts receivable balance with these customers of $0.1 million and $0.1 million, respectively.

Insight Partners, where a member of the Company’s Board of Directors is a Managing Director, is affiliated with certain vendors that the Company has contracted to provide technology and software solutions. During the three months ended September 30, 2022 and 2021, the Company recorded $0.2 million and $0.1 million, respectively, of expenses with these vendors. During the nine months ended September 30, 2022 and 2021, the Company recorded $0.7 million and $0.3 million, respectively, of expense with these vendors. As of September 30, 2022 and December 31, 2021, the Company had an accounts payable balance with these vendors of zero and $0.1 million, respectively.

Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering. The Company recorded $0.2 million and $0.4 million of revenue from services provided to these customers during the three and nine months ended September 30, 2022, respectively, and an immaterial amount of revenue for the three and nine months ended September 30, 2021. As of September 30, 2022, the Company had an immaterial accounts receivable balance with these customers, and a balance of zero as of December 31, 2021.

14. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common stock— Common stockholders are entitled to one vote per share. The Company had the following common stock reserved for future issuance as of September 30, 2022, and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
Stock options to purchase common stock (1)	10,728,915	20,342,259
Shares available for future issuance under:
2021 Equity Incentive Plan	5,287,548	11,417,359
2021 Employee Stock Purchase Plan	2,273,246	2,800,000
Total shares of common stock reserved	18,289,709	34,559,618
(1) Excludes 82,791 and 106,155 cash-settled SARs outstanding as of September 30, 2022, and December 31, 2021, respectively.
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

Equity Exchange— On July 11, 2022, the Company launched an equity exchange program (the “Equity Exchange”) in which eligible employees and executives were able to exchange certain outstanding stock options and SARs, whether vested or unvested, with a per share exercise price equal to or greater than $11.13, for RSUs on a one-for-one basis. Upon expiration of the offer to exchange on August 6, 2022, 6,958,544 stock options and SARs (collectively, the “Exchanged Awards”) were canceled and immediately exchanged for an equivalent number of new RSUs, representing a participation rate by eligible awards of approximately 97%.

The incremental stock-based compensation expense associated with the Equity Exchange was calculated as the excess of the fair value of each new RSU awarded, as measured on the date exchanged, over the fair value of the corresponding Exchanged Awards, as measured immediately prior to the exchange closing on August 6, 2022. The fair value of the new RSUs was estimated using the fair value of the Company’s common stock on the exchange date. The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the Exchanged Awards as of August 6, 2022:

Risk-free interest rate	3.0%
Expected volatility	68.6%
Expected life (in years)	4.9
Expected dividend yield	—%

The Company will recognize the $45.7 million of incremental stock-based compensation expense associated with the modification, as well as the remaining unrecognized expense associated with the Exchanged Awards at the time of the exchange, on a straight-line basis over the requisite service period for the new RSUs, adjusted as needed for those new RSUs issued for certain Exchanged Awards whose per share exercise prices were lower than the Company’s stock price at the exchange date. The requisite service periods for the new RSUs are determined by the per share exercise price of the corresponding Exchanged Awards, ranging from two to three years.

Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.

The following is a summary of activity for stock options under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2021	19,942,259	$9.70	8.14	$226,350
Granted	—	—
Exercised	(1,273,968)	4.44
Canceled in connection with the Equity Exchange	(6,762,489)	18.62
Canceled	(1,226,887)	13.49
Balance - September 30, 2022	10,678,915	$4.25	6.63	$84,557
Vested & expected to vest as of September 30, 2022	10,678,915	$4.25	6.63	$84,557
Exercisable as of September 30, 2022	8,388,865	$3.95	6.49	$68,602
There were no stock options granted during the nine months ended September 30, 2022.

Total aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021, was $11.0 million and $46.7 million, respectively.

As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $7.7 million, which will be recognized over a weighted average period of 1.0 year.

Stock appreciation rights— The Company may grant SARs at exercise prices not less than the fair market value at the date of grant. The SARs are liability-classified awards that generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.

The following is a summary of activity for SARs under the Equity Incentive Plans:

	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2021	106,155	$8.45	8.25	$1,267
Granted	—	—
Exercised	(743)	3.63
Canceled in connection with the Equity Exchange	(21,055)	19.19
Canceled	(1,566)	18.95
Balance - September 30, 2022	82,791	$5.57	7.06	$546
Vested & expected to vest as of September 30, 2022	82,791	$5.57	7.06	$546
Exercisable as of September 30, 2022	61,845	$5.36	6.98	$423

There were no SARs granted during the nine months ended September 30, 2022.

As of September 30, 2022, total compensation cost related to unvested SARs not yet recognized was $0.2 million, which will be recognized over a weighted average period of 1.2 years.

Restricted stock units— The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for RSUs with service-based vesting conditions on a straight-line basis over the requisite service period for each award, which typically vest over a three or four-year period.

A summary of RSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	2,545,051	$27.64
Granted	8,183,583	$13.40
Awarded in connection with the Equity Exchange (1)	7,133,544	$19.06
Released	(294,779)	$18.29
Canceled	(847,920)	$19.15
Unvested - September 30, 2022	16,719,479	$17.60
(1) Inclusive of 175,000 Performance-Based Awards that were separately modified, as discussed below.

As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested RSUs was $233.6 million, which will be recognized over a weighted average period of 2.9 years.

Performance-based awards— Under the Equity Incentive Plans, the Company may grant share-based awards whose vesting is contingent on meeting various departmental or company-wide performance goals, such as the achievement of certain sales targets or an IPO event, in lieu of or in addition to a service-based vesting condition (“Performance-Based Awards”). Such awards are generally granted with an exercise price equal to the fair market value of the underlying common stock share on the date of grant and have a contractual term of 10 years. If vesting is dependent on satisfying a performance condition that is probable of being achieved, the Company estimates the expected term as the midpoint between the time at which the performance conditions are probable of being satisfied and the contractual term of the award. If vesting is dependent on satisfying a performance condition that is not probable of being achieved and the service period is not explicitly stated, the Company estimates the expected term as the contractual term. The remaining inputs to the Black-Scholes option pricing model used to determine grant date fair value, including risk-free interest, expected volatility, and expected dividend yield, are calculated using the same method as that used for stock options with service-based vesting conditions. Grants for Performance-Based Awards are made out of the same pool of stock options available for future issuance under the Equity Incentive Plans.

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

The Company had one Performance-Based Award outstanding as of September 30, 2022, and two Performance-Based Awards outstanding as of December 31, 2021.
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

The $230.0 million UB ARR performance condition was achieved in the fourth quarter of fiscal year 2021, and the Board of Directors’ compensation committee formally certified satisfaction of the performance condition in February 2022. The first, vested tranche of the award participated in the Equity Exchange program, as described in the section above, resulting in the cancellation of 175,000 performance-based stock options and the subsequent issuance of an equal number of RSUs. The $330.0 million UB ARR performance condition was achieved and certified by the Board of Directors’ compensation committee in the third quarter of fiscal year 2022. In the same quarter, after the certification occurred, the second tranche was separately modified under equivalent terms and accounting treatment to those described in the Equity Exchange section above, resulting in the cancellation of 175,000 performance-based stock options and the concurrent issuance of an equal number of RSUs. Modification of the second tranche resulted in incremental stock-based compensation expense of $0.9 million, which will be recognized on a straight-line basis over the requisite service period. Each tranche of the new RSUs fully vest in November 2022.

The following table summarizes the activities of Performance-Based Awards under the Equity Incentive Plans:

	Performance-Based Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2021	400,000	$10.12	8.60	$3,768
Granted	—
Exercised	—
Canceled (1)	(350,000)	11.13
Balance - September 30, 2022	50,000	$3.06	5.83	$452
Vested & expected to vest as of September 30, 2022	50,000	$3.06	5.83	$452
Exercisable as of September 30, 2022	10,416	$3.06	5.83	$94
(1) 175,000 shares were canceled as part of the Equity Exchange, and 175,000 shares were canceled as part of the modification discussed above.

As of September 30, 2022, total compensation cost related to unvested Performance-Based Awards not yet recognized was $0.1 million, which will be recognized over a weighted average period of 2.6 years.

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

During the nine months ended September 30, 2022, 525,037 shares of common stock were issued under the ESPP.

On May 20, 2022, the Company’s ESPP purchase price was reset. Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date. Participants in the terminated offering are then automatically enrolled in the new offering period. The ESPP reset resulted in an incremental compensation cost of $3.4 million which will be recognized on a straight-line basis over the new offering period ending in May 2024.

As of September 30, 2022, total unrecognized compensation cost for the ESPP was $7.3 million, which will be recognized over a weighted average period of 1.6 years.

Other equity transactions— During the first quarter of 2021, the Company facilitated a tender offer for certain eligible employees to sell 236,086 vested stock options and outstanding shares of common stock to an existing investor at a per share price of $23.75 per share. The Company recorded stock-based compensation of $1.6 million during the nine months ended September 30, 2021, in its condensed consolidated statements of operations for the difference between the price paid and the fair value of the Company’s common stock on the date of the transaction.
On August 24, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. The total compensation cost recognized during the three and nine months ended September 30, 2022 was $0.2 million and $0.5 million, respectively, and an immaterial amount for the three and nine months ended September 30, 2021. As of September 30, 2022, total compensation cost related to the restricted stock not yet recognized was $1.3 million, which will be recognized over a weighted average period of 1.9 years.

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,611	$350	$3,440	$888
Sales and marketing	9,372	2,149	18,516	5,784
Research and development	6,258	1,304	13,303	4,445
General and administrative	7,728	3,417	17,784	12,587
Total stock-based compensation expense	$24,969	$7,220	$53,043	$23,704

The Company capitalized $1.6 million and $0.5 million of stock-based compensation expense as capitalized software during the three months ended September 30, 2022 and 2021, respectively, and $4.2 million and $1.5 million during the nine months ended September 30, 2022 and 2021, respectively.

15. Net loss per share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(46,693)	$(9,262)	$(101,722)	$(38,642)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	140,951,605	37,740,586	140,116,156	37,068,570
Net loss per share attributable to common stockholders
Basic and diluted	$(0.33)	$(0.25)	$(0.73)	$(1.04)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Redeemable convertible preferred stock	—	85,403,933	—	85,403,933
Stock options	10,728,915	21,221,320	10,728,915	21,221,320
RSUs and restricted stock	16,760,346	61,300	16,760,346	61,300
Contingently issuable shares under ESPP	296,205	—	296,205	—
Total potentially dilutive securities	27,785,466	106,686,553	27,785,466	106,686,553

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

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Consumer	$74,567	$79,198	$240,364	$251,035
Enterprise	83,865	50,365	223,403	129,171
Total Revenue	$158,432	$129,563	$463,767	$380,206

Segment cost of revenue
Consumer	35,901	37,243	111,909	118,606
Enterprise	27,448	17,429	74,293	44,842
Total segment cost of revenue	$63,349	$54,672	$186,202	$163,448

Segment gross profit
Consumer	38,666	41,955	128,455	132,429
Enterprise	56,417	32,936	149,110	84,329
Total segment gross profit	$95,083	$74,891	$277,565	$216,758

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	3,261	2,501	9,000	6,689
Amortization of intangible assets	725	293	2,175	293
Depreciation	134	170	513	585
Stock-based compensation	1,611	350	3,440	887
Total reconciling items	5,731	3,314	15,128	8,454
Total gross profit	$89,352	$71,577	$262,437	$208,304
Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$65,809	$51,209	$189,284	$148,425
Europe, Middle East, Africa	45,788	39,050	139,729	124,666
Asia Pacific	35,210	29,200	101,125	77,509
Latin America	11,625	10,104	33,629	29,606
Total revenue	$158,432	$129,563	$463,767	$380,206
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2022 and 2021.

Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	September 30,	December 31,
	2022	2021
North America	$14,590	$6,922
Rest of world	6,098	2,832
Total long-lived assets	$20,688	$9,754

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

Udemy operates a two-sided marketplace where our instructors develop content to meet learner demand. Courses can be accessed through our direct-to-consumer or Udemy Business (“UB”) offerings. Our platform provides 57 million learners with access to over 213,000 courses in over 75 languages and 180 countries.

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

Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three and nine months ended September 30, 2022.

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
Interest income (expense), net
Interest income consists primarily of interest income earned on our cash equivalents and short-term and long-term investments, including amortization of premiums and accretion of discounts related to our available-for-sale marketable securities, net of associated fees. Interest expense consists primarily of interest expense recorded related to certain indirect tax reserves. Interest income and interest expense were each immaterial for the periods presented.
Other income (expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses, as well as changes in the valuation of strategic investments, if any.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except share and per share amounts)
Revenue	$158,432	$129,563	$463,767	$380,206
Cost of revenue (1)(2)	69,080	57,986	201,330	171,902
Gross profit	89,352	71,577	262,437	208,304
Operating expenses (1)(2)
Sales and marketing	77,490	52,258	212,789	156,399
Research and development	28,062	16,703	74,595	46,898
General and administrative	27,051	12,166	72,147	41,969
Total operating expenses	132,603	81,127	359,531	245,266
Loss from operations	(43,251)	(9,550)	(97,094)	(36,962)
Other income (expense)
Interest income (expense), net	592	(61)	962	(452)
Other expense, net	(3,523)	(196)	(4,439)	(714)
Total other expense, net	(2,931)	(257)	(3,477)	(1,166)
Net loss before taxes	(46,182)	(9,807)	(100,571)	(38,128)
Income tax (provision) benefit	(511)	545	(1,151)	(514)
Net loss attributable to common stockholders	$(46,693)	$(9,262)	$(101,722)	$(38,642)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.33)	$(0.25)	$(0.73)	$(1.04)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	140,951,605	37,740,586	140,116,156	37,068,570

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,611	$350	$3,440	$888
Sales and marketing	9,372	2,149	18,516	5,784
Research and development	6,258	1,304	13,303	4,445
General and administrative	7,728	3,417	17,784	12,587
Total stock-based compensation expense	$24,969	$7,220	$53,043	$23,704
(2)     Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$725	$293	$2,175	$293
Sales and marketing	342	97	1,025	97
Total amortization of intangible assets	$1,067	$390	$3,200	$390
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	44	45	43	45
Gross profit	56	55	57	55
Operating expenses
Sales and marketing	49	40	46	41
Research and development	18	13	16	12
General and administrative	16	9	16	12
Total operating expenses	83	62	78	65
Loss from operations	(27)	(7)	(21)	(10)
Other income (expense)
Interest income (expense), net	—	—	—	—
Other expense, net	(2)	—	(1)	—
Total other expense, net	(2)	—	(1)	—
Net loss before taxes	(29)	(7)	(22)	(10)
Income tax (provision) benefit	—	—	—	—
Net loss attributable to common stockholders	(29)%	(7)%	(22)%	(10)%

Comparison of the three and nine months ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Revenue	(in thousands, except percentages)
Consumer	$74,567	$79,198	$(4,631)	(6)%	$240,364	$251,035	$(10,671)	(4)%
Enterprise	83,865	50,365	33,500	67%	223,403	129,171	94,232	73%
Total revenue	$158,432	$129,563	$28,869	22%	$463,767	$380,206	$83,561	22%
Revenue for the three months ended September 30, 2022, was $158.4 million, compared to $129.6 million for the same period in the prior year, which represents an increase of $28.9 million, or 22%. For the three months ended September 30, 2022, Consumer and Enterprise revenue were $74.6 million and $83.9 million respectively, representing 47% and 53% of total revenue, respectively, compared to $79.2 million and $50.4 million, respectively, representing 61% and 39% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the three months ended September 30, 2022 was primarily driven by the significant growth in our UB customer base, which was partially offset by a decrease in Consumer revenue during the same period.

For the three months ended September 30, 2022, total Consumer revenue decreased by $4.6 million, or 6%, compared to the same period in the prior year. The decrease in Consumer revenue was primarily due to a $3.8 million decrease in revenue recognized in the current period that was deferred from courses purchased in prior periods, as well as negative impacts from foreign currency exchange rates. The decrease was partially offset by a 4% increase in monthly average buyers.

For the three months ended September 30, 2022, total Enterprise revenue increased by $33.5 million, or 67%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in revenue.
Revenue for the nine months ended September 30, 2022 was $463.8 million, compared to $380.2 million for the same period in the prior year, which represents an increase of $83.6 million, or 22%. For the nine months ended September 30, 2022, Consumer and Enterprise revenue were $240.4 million and $223.4 million respectively, representing 52% and 48% of total revenue, respectively, compared to $251.0 million and $129.2 million, respectively, representing 66% and 34% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the nine months ended September 30, 2022 was primarily driven by the significant growth in our UB customer base, which was partially offset by a decrease in Consumer revenue during the same period.

For the nine months ended September 30, 2022, total Consumer revenue decreased by $10.7 million, or 4%, compared to the same period in the prior year. The decrease in Consumer revenue is primarily due to negative impacts from foreign currency exchange rates. Monthly average buyers were flat for the comparative periods.

For the nine months ended September 30, 2022, total Enterprise revenue increased by $94.2 million, or 73%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in revenue.

Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$69,080	$57,986	$11,094	19%	$201,330	$171,902	$29,428	17%
Gross profit	89,352	71,577	17,775	25%	262,437	208,304	54,133	26%
Gross margin	56%	55%			57%	55%
Cost of revenue for the three months ended September 30, 2022 was $69.1 million, compared to $58.0 million for the same period in the prior year, which represents an increase of $11.1 million, or 19%. Content costs for the Consumer and Enterprise segments were $28.4 million and $19.4 million for the three months ended September 30, 2022, respectively, compared to $30.6 million and $11.9 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Consumer and Enterprise segments were 38% and 23% for the three months ended September 30, 2022, respectively, compared to 39% and 24% for the same period in the prior year, respectively.

Other than content costs, changes in other costs for our Consumer segment were immaterial between the periods presented. In our Enterprise segment, customer support costs increased by $2.5 million in the three months ended September 30, 2022 as compared to the same period in the prior year. On a consolidated basis, there was an increase of $0.8 million in amortization of capitalized software, an increase of $0.4 million of amortization of intangible assets, and an increase of $1.3 million related to stock-based compensation expense for the three months ended September 30, 2022, when compared to the same period in the prior year.

Gross margin was 56% for the three months ended September 30, 2022, compared to 55% for the same period in the prior year. The increase in gross margin was primarily due to a shift in mix of revenue toward our Enterprise segment, which has comparatively lower content costs as a percentage of revenue than the Consumer segment.

Cost of revenue for the nine months ended September 30, 2022 was $201.3 million, compared to $171.9 million for the same period in the prior year, which represents an increase of $29.4 million, or 17%. Content costs for the Consumer and Enterprise segments were $89.3 million and $52.1 million for the nine months ended September 30, 2022, respectively, compared to $97.9 million and $31.3 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Consumer and Enterprise segments were 37% and 23% for the nine months ended September 30, 2022, respectively, compared to 39% and 24% for the same period in the prior year, respectively.

In our Consumer segment, customer support costs increased by $1.2 million, and hosting and platform costs increased by $1.2 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. In our Enterprise segment, customer support costs increased by $8.4 million in the nine months ended September 30, 2022, as compared to the same period in the prior year. On a consolidated basis, there was an increase of $2.3 million in amortization of capitalized software, an increase of $1.9 million of amortization of intangible assets, and an increase of $2.6 million related to stock-based compensation expense for the nine months ended September 30, 2022, when compared to the same period in the prior year.

Gross margin was 57% for the nine months ended September 30, 2022, compared to 55% for the same period in the prior year. The increase in gross margin was primarily due to a shift in mix of revenue toward our Enterprise segment, which has comparatively lower content costs as a percentage of revenue than the Consumer segment.

Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$77,490	$52,258	$25,232	48%	$212,789	$156,399	$56,390	36%
Research and development	28,062	16,703	11,359	68%	74,595	46,898	27,697	59%
General and administrative	27,051	12,166	14,885	122%	72,147	41,969	30,178	72%
Total operating expenses	$132,603	$81,127	$51,476	63%	$359,531	$245,266	$114,265	47%
Sales and marketing. Sales and marketing expenses for the three months ended September 30, 2022 were $77.5 million, compared to $52.3 million for the same period in the prior year. The $25.2 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $10.3 million, driven by headcount growth in our sales force to support additional demand for our platform; increased stock-based compensation expense of $7.2 million; increased amortization expense related to deferred contract acquisition costs of $3.8 million, driven by an expansion of our UB customer base over time; and an additional $3.6 million due to travel, employee activities, software subscriptions, and allocated costs to support the growth in our sales force.
Sales and marketing expenses for the nine months ended September 30, 2022 were $212.8 million, compared to $156.4 million for the same period in the prior year. The $56.4 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $25.9 million, driven by headcount growth in our sales force to support additional demand for our platform; increased stock-based compensation expense of $12.7 million; increased amortization expense related to deferred contract acquisition costs of $10.6 million, driven by an expansion of our UB customer base over time; an additional $9.3 million due to travel, employee activities, software subscriptions, and allocated costs to support the growth in our sales force; and a $1.0 million increase in professional services to support the growth of our business. These increases were partially offset by a decrease in marketing costs of $3.2 million.
Research and development. Research and development expenses for the three months ended September 30, 2022 were $28.1 million, compared to $16.7 million for the same period in the prior year. The $11.4 million increase was primarily due to higher personnel-related expenses of $5.2 million, mainly driven by additional headcount; increased stock-based compensation expense of $5.0 million; and an additional $1.2 million of software subscriptions and allocated costs to support the growth of our business.
Research and development expenses for the nine months ended September 30, 2022 were $74.6 million, compared to $46.9 million for the same period in the prior year. The $27.7 million increase was primarily due to higher personnel-related expenses of $14.7 million, mainly driven by additional headcount; increased stock-based compensation expense of $8.9 million; and an additional $4.0 million of software subscriptions and allocated costs to support the growth of our business.
General and administrative. General and administrative expenses for the three months ended September 30, 2022 were $27.1 million, compared to $12.2 million for the same period in the prior year. The $14.9 million increase in general and administrative expense was primarily due to an increase of $3.3 million in personnel-related expenses, mainly driven by additional headcount; increased stock-based compensation expense of $4.3 million; and a $1.4 million increase in business related insurance, due to our status as a public company. There was no change in our Instructor Withholding tax reserve during the three months ended September 30, 2022, compared to a $4.3 million reduction to the reserve for the same period in the prior year based on a revision of certain key assumptions. We also recorded $2.2 million in other indirect tax reserves during the three months ended September 30, 2022, compared to an immaterial amount for the same period in the prior year.

General and administrative expenses for the nine months ended September 30, 2022 were $72.1 million, compared to $42.0 million for the same period in the prior year. The $30.2 million increase in general and administrative expense was primarily due to an increase of $10.8 million in personnel-related expenses, mainly driven by additional headcount; an increase in stock-based compensation of $5.2 million; a $4.4 million increase in business related insurance, due to our status as a public company; an additional $2.8 million of software subscriptions and allocated costs to support the growth of our business; and a $0.9 million increase in professional services, mainly related to accounting and tax services to support the growth of our business. We recorded a $1.2 million reduction in our Instructor Withholding tax reserve during the nine months ended September 30, 2022, compared to a $4.3 million reduction to the reserve for the same period in the prior year, each based on revisions of certain key assumptions. We also recorded $1.7 million in other indirect tax reserves during the nine months ended September 30, 2022, compared to an immaterial amount for the same period in the prior year.
Total other expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Other income (expense)	(in thousands, except percentages)
Interest income (expense), net	$592	$(61)	$653	n/m	$962	$(452)	$1,414	(313)%
Other expense, net	(3,523)	(196)	(3,327)	n/m	(4,439)	(714)	(3,725)	n/m
Total other expense, net	$(2,931)	$(257)	$(2,674)	n/m	$(3,477)	$(1,166)	$(2,311)	198%
n/m - not meaningful
We recorded $2.9 million of total other expense, net for the three months ended September 30, 2022, compared to $0.3 million for the same period in the prior year. The increase in total other expense, net for the three months ended September 30, 2022 when compared to the same period in the prior year was primarily attributable to an impairment of $2.9 million on our strategic investments.
We recorded $3.5 million of total other expense, net for the nine months ended September 30, 2022, compared to $1.2 million for the same period in the prior year. The increase in total other expense, net for the nine months ended September 30, 2022 when compared to the same period in the prior year was primarily attributable to an impairment of $2.9 million on our strategic investments.

Income tax (provision) benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)
Income tax (provision) benefit	$(511)	$545	$(1,056)	(194)%	$(1,151)	$(514)	$(637)	124%

For the three months ended September 30, 2022, we recognized income tax expense of $0.5 million, compared to a $0.5 million benefit for the same period in the prior year. Income tax expense for the three months ended September 30, 2022 was primarily comprised of foreign taxes. The filing of foreign tax returns resulted in the recognition of a foreign income tax benefit during the three months ended September 30, 2021.

For the nine months ended September 30, 2022, we recognized income tax expense of $1.2 million, compared to $0.5 million for the same period in the prior year. Income tax expense for the nine months ended September 30, 2022 and 2021, was primarily comprised of foreign taxes.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	%	2022	2021	%

	(in thousands, except percentages)
Monthly average buyers	1,316	1,263	4%	1,330	1,330	—%
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

	September 30,
	2022	2021	%
Udemy Business customers	13,437	9,592	40%
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

	September 30,
	2022	2021	%

	(in thousands, except percentages)
Udemy Business annual recurring revenue	$350,367	$207,447	69%
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

	September 30,
	2022	2021	%
Udemy Business net dollar retention rate	117%	118%	(1)%
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

For the three and nine months ended September 30, 2022, the Consumer segment gross margin was generally consistent with the prior year, as the mix of content costs, hosting costs, payment processing fees, and customer support services remained a consistent percentage of Consumer revenue when compared to the prior year.

For the three and nine months ended September 30, 2022, the increase in Enterprise segment gross margin was primarily due to a decrease in content costs as a percentage of Enterprise revenue. Otherwise, the mix of hosting costs, payment processing fees, and customer support services remained a consistent percentage of Enterprise revenue when compared to the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except percentages)
Consumer segment revenue	$74,567	$79,198	$240,364	$251,035
Consumer segment gross profit	$38,666	$41,955	$128,455	$132,429
Consumer segment gross margin	52%	53%	53%	53%
Enterprise segment revenue	$83,865	$50,365	$223,403	$129,171
Enterprise segment gross profit	$56,417	$32,936	$149,110	$84,329
Enterprise segment gross margin	67%	65%	67%	65%
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
We define adjusted EBITDA as net loss attributable to common stockholders, adjusted to exclude:
•interest expense (income), net;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense; and
•other expense (income), net.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(46,693)	$(9,262)	$(101,722)	$(38,642)
Adjusted to exclude the following:
Interest (income) expense, net	(592)	61	(962)	452
Provision (benefit) for income taxes	511	(545)	1,151	514
Depreciation and amortization	5,416	3,943	15,616	10,400
Stock-based compensation expense	24,969	7,220	53,043	23,704
Other expense, net	3,523	196	4,439	714
Adjusted EBITDA	$(12,866)	$1,613	$(28,435)	$(2,858)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$158,432	$129,563	$463,767	$380,206
Net loss	$(46,693)	$(9,262)	$(101,722)	$(38,642)
Net loss margin	(29)%	(7)%	(22)%	(10)%
Revenue	$158,432	$129,563	$463,767	$380,206
Adjusted EBITDA	$(12,866)	$1,613	$(28,435)	$(2,858)
Adjusted EBITDA margin	(8)%	1%	(6)%	(1)%
Net loss increased by $37.4 million in the three months ended September 30, 2022, compared to the same period in the prior year, and adjusted EBITDA decreased by $14.5 million in the three months ended September 30, 2022 compared to the same period in the prior year, primarily due to increased operating expenses as we scale and grow our business.
Net loss increased by $63.1 million in the nine months ended September 30, 2022 compared to the same period in the prior year, and adjusted EBITDA decreased by $25.6 million in the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to increased operating expenses as we scale and grow our business.
Liquidity and capital resources
As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents and restricted cash of $431.5 million, and marketable securities of $66.1 million. Cash and cash equivalents consist of bank deposits and money market funds. Restricted cash totaled $3.6 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

Over the long term, we plan to continue investing in the growth and development of our platform. If our available funds are insufficient to fund these future activities or execute on our business strategies, we may raise additional capital through equity, equity-linked or debt financing, to the extent such funding sources are available. Alternatively, we may be required to reduce expenses to manage liquidity; however, any such reductions could adversely impact our business and competitive position.

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

From time to time, we may explore additional financing sources, which could include equity, equity-linked or debt financing. In addition, in connection with any future acquisitions or strategic investments, we may pursue additional funding, which could include debt, equity or equity-linked financings, or a combination of these methods. We can provide no assurance that any additional financing will be available to us on acceptable terms.
Use of funds

Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $560.3 million as of September 30, 2022, and $458.5 million as of December 31, 2021. We have generally incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(30,272)	$(9,421)
Investing activities	(84,677)	(38,811)
Financing activities	9,762	3,379
Effect of foreign exchange rates on cash flows	(38)	—
Net decrease in cash, cash equivalents and restricted cash	$(105,225)	$(44,853)
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
For the nine months ended September 30, 2022, cash used in operating activities was $30.3 million, primarily consisting of our net loss of $101.7 million, adjusted for non-cash charges of $99.5 million and net cash outflows of $28.1 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $30.4 million increase in deferred revenue, resulting primarily from our enterprise business growth, offset by a $14.3 million decrease in accounts payable, accrued expenses and other current liabilities, and a $40.2 million increase in deferred contract costs.

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
Investing activities
For the nine months ended September 30, 2022, net cash used in investing activities was $84.7 million, primarily as a result of our $66.1 million purchase of marketable securities, $5.0 million purchase of strategic investments, and $10.7 million of capital expenditures for capitalized software costs.
For the nine months ended September 30, 2021, net cash used in investing activities was $38.8 million, primarily as a result of our $24.5 million acquisition of CorpU, $4.6 million of capital expenditures for property and equipment, and $9.8 million of capital expenditures for capitalized software costs.
Financing activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $9.8 million, primarily driven by proceeds from issuance of common stock via stock option exercises of $5.8 million and issuances of common stock under our employee stock purchase plan of $5.6 million, which was partially offset by a $1.6 million payment of deferred offering costs associated with our IPO.
For the nine months ended September 30, 2021, net cash provided by financing activities was $3.4 million, primarily as a result of $7.6 million of proceeds from issuance of common stock following employee stock option exercises, offset by payments of $2.3 million for redeemable convertible preferred stock issuance costs and $2.0 million for deferred offering costs associated with our IPO.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity

As of September 30, 2022, we had $427.9 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $66.1 million of marketable securities, which are investments in various U.S. government securities. In addition, we had $3.6 million of restricted cash as of September 30, 2022, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of the market value of our marketable securities portfolio.

Foreign currency risk

The reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the nine months ended September 30, 2022.

Credit risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base, dispersed over various geographic regions and industrial sectors. The Company had no customers who accounted for more than 10% of total accounts receivable as of September 30, 2022. No single customer comprised more than 10% of our consolidated revenue in three and nine months ended September 30, 2022 or 2021. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for credit losses need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Form 10-Q. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks related to our Business and operations

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future.
We incurred net losses of $101.7 million and $38.6 million during the nine months ended September 30, 2022 and 2021, respectively, and, as of September 30, 2022, we had an accumulated deficit of $560.3 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
As part of our instructor community, we strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of September 30, 2022, we had relationships with 74,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Moreover, because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 53% and 39% of our revenue during the three months ended September 30, 2022 and 2021, respectively, and 48% and 34% during the nine months ended September 30, 2022 and 2021, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, to continue to grow our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Customers have no obligation to renew their subscriptions, and they may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. We have had some customers elect not to renew their subscriptions with us in the past, and it is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases. If customers do not purchase additional subscriptions or renew their existing subscriptions, renew on less favorable terms, or fail to continue to expand their engagement with us, our revenue may decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel will require significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organizations will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.
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

Where applicable, we rely on a variety of statutory and common law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (the “DMCA”), the Communications Decency Act (the “CDA”), the fair-use doctrine in the United States and the E-Commerce Directive in the European Union (the “E.U.”), variation in the availability, scope, and application of such frameworks, defenses, and statutes across the many jurisdictions we operate, and the applicable limitations on immunity, requirements to maintain immunity, and moderation efforts required in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for content posted to our platform. As an example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the E.U. contains conditions and obligations service providers must satisfy in order to qualify for its protection, compliance with which may have the consequence of limiting safe harbor protections afforded to us in the other jurisdictions (including in U.S. under the DMCA), and increase our exposure to liability relating to for content posted on our platform. Member states in the E.U. are in the process of determining how Article 17 will be implemented in their particular country’s laws. In addition, the E.U. is also reportedly reviewing the regulation of digital services, and it has been reported that the E.U. plans to introduce the Digital Services Act, a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided to us by the E-Commerce Directive. The work of monitoring and responding to changes in applicable laws in the E.U. and other jurisdictions to maintain compliance with applicable safe harbors, where possible, may be difficult or expensive, and may have a negative impact on our business. In countries in Asia and Latin America, generally there are not similar statutes to the CDA or E-Commerce Directive. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform failed to take sufficient steps to prevent such content from being uploaded. Although these and other similar legal provisions provide limited protections from liability for platforms like ours, if we are found not to be protected by the safe harbor provisions of the DMCA, CDA, or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, including Article 17 or other proactive obligations to filter or review content for potential infringement of intellectual property, we may be required to take additional, potentially burdensome, measures to moderate the content available through our platform, which could diminish the depth, breadth and variety of content available on our platform, or the speed at which new content is made available on our platform, and we may face substantial damages or other penalties for non-compliance, any of which in turn could negatively impact our brand, reputation and financial results. Moreover, regulators in the United States and in other countries in which we operate may introduce new regulatory regimes or modify existing regulatory regimes, including in ways that increase potential liability for information or content available on or through our platform or the content moderation decisions we make with respect to our platform, or which impose additional obligations to monitor such information or content, which could increase our costs. For example, in recent years, there have been various efforts calling for reforms to Section 230 of the CDA, ranging from a complete repeal of the statute to modifications of it in such a way as to remove certain social media companies from its protection, and certain U.S. states have either passed or are debating laws that would create potential liability for moderating or removing certain user content.
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
The rapid growth we have experienced, and may continue to experience, in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and our ability to handle increased traffic and demand for bandwidth. The growth in the number of learners and instructors using our platform and the amount of educational content available through our platform has increased the amount of data and requests that we process. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance our scalability in order to maintain the performance of our platform. Our growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. We have grown from 230 full-time employees in May 2016 to 1,628 full-time employees as of September 30, 2022. We intend to further expand our overall business, including headcount, with no assurance that our revenue will continue to grow. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses.
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
Acquisitions and other strategic investments may expose us to significant risks, any of which could materially and adversely affect our business, financial condition, and results of operations.
We have in the past pursued, and may in the future pursue, acquisitions of, or strategic investments in, businesses, technologies, services and other assets that complement our business. For example, in August 2021, we announced our acquisition of CUX, Inc. (d/b/a CorpU) (“CorpU”), an online leadership development platform. We have limited experience as an organization with successfully executing and managing acquisitions and strategic investments. These kind of transactions involve numerous risks, including the following:
•difficulties in realizing the anticipated economic, operational and other benefits of the acquisition or strategic investment successfully or in a timely manner;
•failure of businesses we acquire or invest in to achieve anticipated revenue, earnings, or cash flow;
•diversion of management’s attention or other resources from our existing business;
•any inability to maintain the key customers, business relationships, suppliers, and brand potential of businesses we acquire or invest in;

•uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;
•unanticipated or greater costs than expected associated with pursuing acquisitions or investments;
•difficulties in, or costs associated with, any integration process, such as challenges associated with assigning or transferring acquired intellectual property or intellectual property licenses; integrating and auditing financial statements of acquired companies that have not historically prepared financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”); and integrating the workforce of acquired companies and the potential loss of key employees of the acquired companies;
•responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective privacy, data protection and cybersecurity controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including tax laws;
•inability to maintain our culture and values, ethical standards, controls, procedures, and policies; and
•asset write-offs and impairments of goodwill and intangible assets in connection with any acquisition or strategic investment, as well as any inability to accurately forecast such impacts.
We may not succeed in addressing these or other risks in connection with any acquisitions or strategic investments we undertake, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we may have to pay cash, incur debt or issue equity or equity-linked securities to finance any acquisitions or investments, which could also adversely affect our financial condition or the trading price of our securities, and the sale of equity or equity-linked securities could result in dilution to our stockholders.
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
We generated 58% and 60% of revenue outside North America during the three months ended September 30, 2022 and 2021, respectively, and 59% and 61% during the nine months ended September 30, 2022 and 2021, respectively, and based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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

•greater reliance on third-party resellers and other commercial partners for the distribution and marketing of our offerings;
•legal uncertainty regarding our liability for the content and services provided by our instructors, including as a result of local laws or a lack of clear precedent of applicable law;
•the burdens of complying with a wide variety of foreign laws and legal standards;
•lack of familiarity with and unexpected changes in foreign regulatory requirements;
•adapting to variations in methods of payment from learners and UB customers;
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
In addition, in January 2021, the United Kingdom transposed the GDPR into domestic law with a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law remains unclear. An example is the regulation of data transfers between E.U. member states and the United Kingdom and the role of the United Kingdom’s Information Commissioner’s Office with respect to the E.U. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area (“EEA”) to the United Kingdom. This adequacy determination must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure.

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
While we have taken measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise obtain, and measures to protect our platform, we, our third-party service providers, and the networks and systems used in our business, including those of third-party service providers, have been subject to, and we, our service providers and our platform may in the future may be subject to, cybersecurity attacks or other security breaches or incidents. Cybersecurity attacks may take the form of denial of service attacks, attacks using ransomware or other malware, or other attacks, and can come from individual hackers, criminal groups, and state-sponsored organizations. These sources can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to data, and we and our platform otherwise may be subject to security breaches and incidents resulting from employee or contractor error or malfeasance. We may be more susceptible to cyberattacks and other security breaches and other security incidents while social distancing measures restricting the ability of our employees to work at our offices are in place to combat the COVID-19 pandemic because we have less capability to implement, monitor, and enforce our information security and data protection policies.
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
Further, any limitations of liability provisions in our customer and user agreements, contracts with third-party service providers, or other contracts may not be enforceable or adequate or otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or incident or other security-related matter. While our insurance policies include liability coverage for certain of these matters, subject to applicable deductibles, any cybersecurity attack or other security breach or other incident, could subject us to claims or damages that exceed our insurance coverage. Our insurance coverage might not be adequate for liabilities actually incurred relating to any security breach or incident, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
Companies in the technology industry are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive notices that claim we have infringed, misappropriated, or misused other parties’ intellectual property rights, including with respect to content made available on our platform by instructors and other third parties. As we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Any intellectual property claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Furthermore, we may not qualify for the safe harbors established by laws in the United States and other countries protecting online service providers from claims related to content posted by users, or those laws could change in a manner making it difficult or impossible to qualify for such protection, increasing our exposure. While our Terms of Use, Instructor Terms and Trust & Safety policies require instructors to respect the intellectual property rights of others, we have limited ability to influence the behavior of third parties, and there can be no assurance that these terms and policies will be sufficient to dissuade or prevent infringing activity by third parties on our platform. For more information, see “—Risks related to our business and operations—We could face liability, or our reputation might be harmed, as a result of courses posted to our platform.”
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
•the last day of the fiscal year in which we have at least $1.25 billion in annual revenue;
•the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of our IPO.
Based on the market value of our common stock held by non-affiliates as of the last business day of the second fiscal quarter ended June 30, 2022, we will cease to be an EGC on December 31, 2022.

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
We are subject to income taxes in the United States and certain foreign jurisdictions, including Australia, Brazil, India, Ireland, Japan, Turkey, and the United Kingdom. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses, any decision to repatriate non-U.S. earnings for which we have not previously provided for taxes and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate would reduce profitability or increase losses. In addition, we are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.
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

The United States recently enacted the Inflation Reduction Act, which imposes a 1% excise tax on certain stock repurchases and a 15% alternative minimum tax on adjusted financial statement income. Proposed legislation before Congress may make changes to the U.S. tax law, which may include reduced benefits related to the taxation of foreign income. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws, such as those relating to digital tax and a 15% global minimum tax, that may increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
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
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the nine months ended September 30, 2022, 33% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
As of September 30, 2022, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 49% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

Udemy, Inc.

Date: November 2, 2022	By:	/s/ Gregg Coccari
Gregg Coccari
President and Chief Executive Officer

Date: November 2, 2022	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer