Form 10-K
period 2022-12-31
Udemy, Inc.
filed 2023-02-27
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared to issued its audit report. ☒

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its shares held by non-affiliates was approximately $803.9 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2023, 145,359,888 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.
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
•We operate in an emerging and dynamic market, which makes it difficult to evaluate our future results of operations.
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

Special note regarding forward-looking statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:
•our expectations regarding our financial and operating performance, including our expectations regarding our revenue, costs, monthly average buyers, number of UB customers, UB Annual Recurring Revenue, UB Net Dollar Retention Rate, UB Large Customer Net Dollar Retention Rate, segment revenue, segment gross profit, adjusted EBITDA, and adjusted EBITDA margin;
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

Market and industry data

Certain market and industry data included in this Form 10-K has been obtained from third party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications, and third-party forecasts in conjunction with our assumptions about our markets. We have not independently verified such third-party information. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed in this Form 10-K in the section titled “Special Note Regarding Forward-Looking Statements”, in Part I, Item 1, “Business”, and in Part I, Item 1A, “Risk Factors.”

iii

PART I.

Item 1. Business

Our mission

Udemy’s mission is to improve lives through learning.

About Udemy

Udemy is a global learning company whose online platform empowers organizations and individuals with flexible and effective skill acquisition and development. Udemy’s learning marketplace platform enables tens of thousands of subject matter experts to develop, distribute and enhance content that reaches Udemy’s broad global audience of 59 million learners. Udemy leverages technology, data and insights to deliver personalized and effective learning experiences. We further curate our highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer engaging, effective, on-demand learning for all employees, immersive laboratory-style learning for tech teams and cohort-based learning focused on leadership development. With our integrated learning solutions and strategic customer success model, we equip organizations with the tools to build a future-ready workforce, increase employee engagement and retention, and achieve critical business outcomes.

As automation and technological innovation spurs changes in the workforce, there is a growing need to offer more flexible training to continuously re-skill and upskill workforces to keep up with the pace of change. According to a recent study from Deloitte, nearly 90% of global executives surveyed believe skills are becoming important for the way organizations are defining work, deploying talent, managing careers, and valuing employees. In addition, the study found organizations that embed a skills-based approach are 63% more likely to achieve results than those that have not, including, but not limited to, meeting or exceeding financial targets; anticipating and responding effectively and efficiently to change; innovating; achieving high levels of customer satisfaction and retaining high performers.

We believe many of today's learning platforms have a number of shortcomings, including relevance, quality, breadth, scalability, and affordability of content. Udemy’s platform is designed to address these shortcomings by effectively connecting global learners with up-to-date knowledge from experts and practitioners around the world.

Our global marketplace supports learners, instructors and enterprise customers to achieve their goals. Udemy enables users to gain the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. Our library of more than 200,000 free and paid courses is created by more than 70,000 instructors and covers a wide range of topics, including technology, business and soft skills, and personal development. Our marketplace encourages engagement between learners and instructors, including course enrollment, consumption and Q&A. The volume and frequency of this engagement allows us to generate meaningful insights and provide real-time feedback and analytics for our instructors. Udemy leverages artificial intelligence (“AI”) and machine learning (“ML”) to make personalized course recommendations for learners that enhance the learner experience, increase course enrollments for instructors and optimize productivity and satisfaction for our learners.

Udemy’s marketplace uniquely addresses the evolving needs of learners across the globe by providing access to a wide range of high-quality and relevant content in local languages. Instructors around the world have created courses in nearly 75 languages, resulting in almost 85,000 courses on our platform in non-English languages, as of December 31, 2022. Learners benefit from the local context provided by local instructors, further enhancing the learner experience.

Udemy’s differentiated feedback loops enable instructors to gain insights directly from learners that help to improve the quality and relevance of content, and our platform is designed to facilitate instructors making frequent, fast updates to their courses. On average, courses were updated 6 times by top instructors on Udemy in 2022.

Udemy is powered by a flywheel effect where instructors are encouraged to create relevant, high-quality content that attracts more learners to the platform. More learners on our platform results in a larger audience and greater potential earnings for instructors, which in turn incentivizes more and better course creation and attracts additional instructors to the platform. This flywheel resulted in an average of over 4,700 new courses added to our platform monthly during 2022. In 2022, we paid instructors more than $192.0 million. Udemy’s top 19 instructors each earned more than $1 million and nearly 1,600 instructors earned more than the average annual income in the home country.

Udemy Business offers organizations access to more than 20,000 of the highest rated courses from our marketplace, equating to over 190,000 hours of content across 15 languages. The range and volume of our course catalog enables employees to build their career path with the most relevant and effective courses and real-world skills development, and organizations across the globe to reskill and upskill their workforce. In addition, the Udemy Business SaaS-based platform provides personalized learning paths and rich analytics to further empower learners and administrators to map learning to their desired outcomes.

Global learners are increasingly looking online to acquire new skills, while organizations are rapidly shifting from offline training of employees to online solutions for reskilling and upskilling of their workforce. While many individuals and businesses had already embraced online learning prior to COVID-19, the increase in work-from-home flexibility during the pandemic accelerated a corporate shift to digital training solutions worldwide. Udemy’s highly-effective and cost-efficient method of online learning across a variety of disciplines is designed to meet the corporate learning needs within today’s hybrid and remote work cultures.

Our business model

Udemy has two symbiotic operating segments: Enterprise, or Udemy Business (50% of 2022 revenue), and Consumer (50% of 2022 revenue), or our direct-to-consumer marketplace. Udemy’s differentiated business model attracts instructors from around the world with our attractive revenue share incentive model and access to 59 million learners. Our platform generates revenue for Udemy and our instructors by collecting a fee through individual course transactions and subscriptions. We then reinvest in the learner and instructor experience and marketing to further grow our revenue and create greater earnings potential for instructors.

•The Udemy Consumer marketplace consists of more than 200,000 courses in nearly 75 languages. Millions of people learn on the Udemy platform from real-world experts in topics ranging from technology, business and soft skills, to personal development. Learners can purchase lifetime access to individual courses or subscribe through monthly and annual plans, which offer unlimited access to more than 12,000 of Udemy’s top-rated courses. Most instructors on our marketplace opt into our promotional pricing program in which Udemy programmatically controls list and promotional prices, based on certain characteristics such as course content, length, and rating, which helps drive more enrollments for our instructors. Udemy’s marketplace has over 20,000 free courses which serve as an important source of conversion to paid enrollments.

•Udemy’s global content engine powers Udemy Business with the highest-rated content from our Consumer marketplace, proven new product capabilities and organic new business leads. Udemy Business enables organizations around the world to offer on-demand learning for all employees, immersive learning for technology teams, and cohort learning for business leaders. Built for businesses striving to be at the forefront of innovation and those utilizing the latest technologies, Udemy Business offers fresh, relevant learning that can be accessed around the world at anytime. By leveraging Udemy’s integrated learning solutions and strategic customer success support, companies are equipped with the tools to reskill and upskill their workforce, increase employee engagement, and achieve critical business outcomes in an efficient and cost-effective manner. As of December 31, 2022, Udemy Business offers global companies annual or multi-year subscription access on a per-seat basis to a catalog of more than 20,000 courses in 14 local languages, in addition to English. Udemy Business provides access to its platform through Team and Enterprise subscription plans and offers the ability to add on Udemy Business Pro services. Organizations looking to build leadership capabilities can separately purchase a subscription to our Cohort Learning development platform.

Our platform and product offerings

Udemy’s platform allows individual learners and organizations all over the world to access high-quality and relevant content created by instructors across technology, business and soft skills, and personal development topics. Our platform is purpose-built to empower instructors with data insights and innovative technology to meet the specific needs of learners and organizations in order to help them achieve their goals and desired outcomes. Our products are designed to deliver measurable incremental value, which ultimately creates upselling or expansion opportunities. Udemy’s product offerings include:

•Per Course. Individuals can enroll for free or purchase one of Udemy marketplace’s more than 200,000 courses to obtain lifetime access to that digital course content after enrollment. Individual course purchases also include access to interactive learning tools such as quizzes, exercises, and the ability to ask questions and engage with the instructor directly. Pricing is optimized for each individual course and is designed to be affordable.

•Personal Plan. Individuals can purchase a monthly or annual subscription with access to more than 12,000 courses across hundreds of topics, ranging from IT, web development, soft skills, business, marketing and design. When subscribed to a Personal Plan, an individual will have unlimited access to the curated subscription catalog during the subscription term, including immersive learning experiences such as practice tests and coding exercises. Monthly and annual subscription pricing vary by geography.

•Team Plan. Teams can purchase Team Plan, which is a self-serve, subscription service for Udemy Business. Team Plan is designed for teams or organizations who are in need of on-demand learning and development at work. With a subscription to Team Plan, subscribers get access to all courses included in the Udemy Business catalog. Team Plan is priced as an annual subscription of $360 USD per seat, per year.

•Enterprise Plan. Larger organizations can purchase the Enterprise Plan, which offers the same course collection of high-quality professional content as the Team Plan, but also includes additional features such as advanced user management, API integrations, robust learning administration, and advanced analytics. Enterprise plans are offered as annual and multi-year subscriptions with pricing based on volume and functionality.

•Udemy Business Pro. Available as an add-on to any Udemy Business enterprise license, Udemy Business Pro provides a deeper, immersive learning experience with assessments, labs and workspaces that accelerate skill development across key roles in information technology, software engineering, and data & analytics. Pricing is based on contract length and number of seats.

•Cohort Learning. Organizations looking to build leadership capabilities can purchase our cohort-based leadership development platform, which enables teams to learn together in a hybrid, scalable experience that can be tailored for each customer’s organizational needs. Subscription pricing for this offering is based on cohort volume and functionality.

Consumer

Udemy’s direct-to-consumer business is built on our global marketplace, which is a destination for high-quality and relevant courses taught by expert instructors in their respective fields. Our platform is designed to meet the needs of our audience of 59 million learners and over 70,000 instructors that come to us for a wide variety of learning needs. Our global marketplace serves as a testing ground for content and new product features before the best are selected for inclusion in the Udemy Business portfolio, as well as an organic lead generation channel. It also allows us to test and iterate in real time on our product in a way that is not disruptive to our business.

Udemy analyzes platform data to better understand learners' needs and deliver personalized recommendations for the best courses and learning paths. Learners can access content from local experts from around the world and in their preferred language. Udemy provides a comprehensive and immersive learning experience through tests, Q&As, and interactive activities.

Udemy Business

Global organizations recognize the need to have upskilling and reskilling capabilities to ensure their workforce is agile, resilient and competitive in a rapidly changing environment. Many CEOs around the world believe the need for new skills is their largest business challenge and, for employees, opportunities for development have become the second most important factor that determines workplace happiness. We believe that the workplace has fundamentally shifted in a post-pandemic world. Hybrid work, distributed teams and the rapid pace of change mean organizations can no longer rely on face to face training alone. Organizations must leverage digital and hybrid learning experiences to scale skills acquisition. Our go-to-market approach is focused on understanding our customers’ businesses and developing learning strategies so they can achieve organizational goals. We build deep, trusted customer relationships at all levels with a specific focus on the C-suite, and we have expanded our engagements to support upskilling and reskilling across hybrid workplaces. With our dynamic product portfolio from on-demand and immersive learning to a tailored cohort experience for leadership development, Udemy Business supports skill development at all levels of the organization. We continue to make investments in our global partner ecosystem to support direct and indirect revenue channels that help enable us to scale with agility across the global marketplace.

Udemy has curated more than 20,000 of the most highly rated and relevant courses, or more than 190,000 hours of learning, from its extensive content catalog on its marketplace to meet the needs of its nearly 14,000 Udemy Business customers in over 150 countries. Udemy Business features collections in 14 local languages other than English, accounting for more than 50% of the Udemy Business course collection. Local language courses are taught by native speakers with local context, making the content and learning experience more relevant and effective. These collections are a key competitive differentiator which we believe position us well to become a premier provider for many global organizations that are looking to standardize on one platform.

Udemy uses a rigorous content curation process that considers enterprise customer demand, learner feedback and ratings, topic relevance, course quality, and instructor engagement on our platform, including frequency of updates and interaction with student Q&A. We regularly review courses in the Udemy Business catalog to ensure ratings consistently stay above a certain threshold and the topics are still relevant.

When an instructor’s course is added to the Udemy Business catalog, instructors are subject to an exclusivity clause for the use of their content on our platform, pursuant to which instructors agree, subject to limited exceptions, not to offer any on-demand content, such as pre-recorded courses, on any competing platform in a way that directly competes with or impairs the sales of such content on our platform. This exclusivity clause is effective for so long as an instructor’s content is included in the Udemy Business catalog, and we may continue to include content in the Udemy Business catalog for up to 12 months after an instructor elects to opt out. We believe these exclusivity arrangements increase the value of our offerings by increasing the amount of unique content on Udemy and helping maintain our robust roster of expert instructors.

Udemy Business subscription plans include on-demand access to the curated course library, analytics, and learning path management. Contracts are licensed on an annual or multi-year basis, and pricing is determined on a per seat basis, with volume discounts. Udemy Business offers subscription plans, including Team Plan, Enterprise Plan, and Cohort Learning, as well as the Udemy Business Pro add-on service.

•Team Plan. Team Plan subscriptions offer organizations the ability to provide employees access to over 20,000 top-rated courses in order to develop new skills, reskill and upskill, which drives retention and increases productivity in a cost-effective manner. With Team Plan, organizations have access to basic learner management functionality and analytics.

•Enterprise Plan. Enterprise plan subscribers receive access to over 20,000 top-rated courses on the platform in English and 14 local languages. Enterprise plan customers have the ability to create and host proprietary courses, create user groups, develop personalized learning pathways, and incorporate external resources into their own learning pathways. Using the product’s reporting and analytics tools, organizations can easily view engagement, user activity, and skill insights to assess Return on Investment (“ROI”).

•Udemy Business Pro. This add-on service delivers an enhanced, immersive learning experience for Udemy Business customers looking to reskill and upskill their workforce in the technology-focused areas of cloud computing, software development, data science and DevOps. Employees using Udemy Business Pro are offered a guided learning experience. The curated curriculum includes Udemy paths, which combines top courses, assessment and hands-on practice through labs and workspaces. By assessing and guiding learners, Udemy Business Pro enables technical professionals to achieve their learning outcomes more effectively. Assessments evaluate learners’ skills and comprehension of the course content. Based on the assessment score, the learner will be guided to course recommendations to further their knowledge. Workspaces provide learners with access to risk-free virtual technical environments to practice skills in key technologies. With labs, learners will gain hands-on, real-world practice to enhance their technical skills.

•Cohort Learning. Individual and organizational growth is activated by Udemy’s cohort-based learning and the expert guidance of thought leaders from top universities and expert practitioners. Cohort Learning leadership training harnesses the value of live and asynchronous group learning, and experiential learning activities that tie back to business results and help companies develop strong leadership capabilities.

Udemy generates Udemy Business customer leads through its go-to-market sales team, lead generation marketing and from the direct-to-consumer marketplace. We have a proven land-and-expand strategy. Once Udemy has landed a customer, we work closely with the organization to understand their desired business outcomes and help them to achieve their goals. Over time, we have been successful in retaining and expanding customer relationships.

Customer success and expansion

The success of our customers is a focal point for Udemy, as most global companies are currently experiencing massive organizational change and are looking for an experienced and knowledgeable partner to help them achieve their desired business outcomes. In a recent survey by Deloitte, 71% of CEOs said they are preparing for a talent and workforce transformation, which is the process of developing the employees’ skill set to keep up with the ever-changing needs of the business. Our customer success teams partner with leaders of organizations to develop learning strategies to achieve their corporate objectives and to give learners guidance to help them understand why they should be continuously learning and to help them make time for learning.

With roughly 10% penetration of Udemy Business’ nearly 14,000 customers, our opportunity within our existing customer base is significant. Our proven land-and-expand strategy is an investment in building long-term, high ROI relationships with our customers. Our teams work closely with customers during onboarding to understand the company's business objectives and partner with the leaders in the organization to develop programs tied to driving business results. We ensure that all of those programs drive towards the right learning outcomes and then we focus on driving adoption.

Our Customer Success organization is structured to support our customer base as it scales. Based on the nature of our customers, we support them using one of the following three models:
•Self-serve. Fully digital experience for organizations purchasing our Team plan supported by product functionality and customer marketing.
•Scaled. Blended customer experience for Enterprise customers with less than 100 seats where we leverage technology and automation to create a personalized feel for the customer journey, and we have teams of customer success team members that will engage with our customers in moments of risk or opportunity throughout the customer journey.
•High touch. Assigned by geography and business segment for Enterprise customers purchasing at least 100 seats where every customer success manager is assigned to fewer customers and is very hands-on throughout the customer journey.

In addition to each customer being assigned a Customer Success representative, we also provide specialized support for key customer needs.
•Renewals. Manage the customer renewal journey, making sure we optimize the renewal event for both Udemy and the customer.
•Professional Services. Multiple centers of excellence with services that support the delivery of our cohort learning experience as well as high-touch engagements such as learning architecture and content mapping.
•Customer Support. Self-service and global agents to assist with inquiries from all Udemy Business seat holders.

Our ability to attract, retain and expand revenue from our Udemy Business customers is demonstrated by our Net Dollar Retention Rate (“NDRR”). As of December 31, 2022, Udemy Business NDRR was 115%, and NDRR for UB customers with at least 1,000 employees, or UB Large Customer NDRR, was 123%. This level of retention demonstrates the potential for consistent expanded growth within the existing Udemy Business customer base. To date, customer expansion has been primarily driven by seat expansion, although new product adoption, i.e. Cohort Learning and Udemy Business Pro, is becoming a more meaningful driver.

Partnerships

Partnerships are a key element of Udemy’s long-term growth strategy. Udemy’s partnerships aim to drive growth across both our consumer and Udemy Business offerings, and we center our efforts on three key pillars: global expansion, extending reach and meeting our business customers in their flow of work.

Udemy has a global focus in all partnerships. We have a differentiated localized content catalog across a wide set of regions. Combined with our go-to-market and Customer Success approach, we increase our speed to market and local penetration by partnering with regional resell and co-sell partners to connect customers with Udemy Business in their local language. In some cases where we do not have localized content, we implement our high-touch partnership model to leverage a key local brand to help develop our content catalog and to establish a local language version of Udemy Business once the catalog meets our high-quality criteria. In 2022, more than 50% of UB revenue in the Asia Pacific region was driven by partnerships with Benesse in Japan, Woongjin ThinkBig in South Korea, Sanjieke in China and FUNiX in Vietnam. These highly selective partnerships must meet stringent criteria.

In addition to our global focus, Udemy seeks to forge relationships that either extend our marketing reach or the capabilities and reach of our sales go-to-market. Through relationships with key brands and regional leaders that have reach and scale in their own right, we increase the awareness and adoption of our offerings.

Finally, a critical part of Udemy’s success requires that we work with partners to enable our users to access Udemy Business content in their flow of work. We aim to integrate Udemy Business where employees are already learning, for example, in Learning Management Systems and Learning Experience Platforms.

Additionally, customers need data integrations in order to assess ROI, adoption and other key metrics. Udemy’s open nature, platform services focus and APIs, enables us to build a robust integration ecosystem that supports our customers’ ability to get the most out of their software investments and investments in learning.

Our growth strategies

We are pursuing the following strategies to generate long-term sustainable growth for our business:

Increase Udemy Business penetration through a land-and-expand strategy. Our strategy focuses on acquiring new customers and efficiently growing our relationships with existing customers. Historically, we have expanded from individual to department to multi-department and company-wide sales as Udemy Business’s value is proven and customers identify additional use cases. With roughly 10% of total available seats contracted in our customer base as of the end of 2022, we see a large opportunity for growth. We have developed a strong outbound lead-generation process with effective account-based marketing operations, allowing us to target, develop and nurture key accounts in large organizations.

Continue international expansion and localization. Udemy is accessible in more than 180 countries with courses in nearly 75 languages. As the content catalog expands in each country, we start investing in additional growth levers such as local payment methods, local currency pricing and local marketing. These investments drive higher traffic, enrollments and revenue for our direct-to-consumer business, as well as leads for Udemy Business. Once we reach a steady volume of leads to Udemy Business, we build in-country go-to-market sales teams to grow and expand our customer base. We also may partner with local companies. This international playbook will continue to allow us to build a targeted list of countries in which we anticipate we will expand with a high likelihood of success.

Expand learning experiences to new modalities and more active learning that reaches a broader audience. Our platform currently offers powerful learning experiences including practice tests, coding exercises and quizzes, which permit learners to prepare for certification exams and better retain learnings. We intend to further expand our offerings to include more immersive skills assessments, labs and cohort-based learning.

Launch innovative products that drive measurable learning outcomes and increased retention. We are investing in the platform to drive increased measurable learner outcomes; improve our instructors’ ability to create additional modalities and hands-on learning experiences; improve our ability to support organizations and their need to upskill and reskill their workforces efficiently, including leadership needs and cohort-based offerings.

Increase overall Udemy brand awareness. We will continue to invest in growing brand awareness globally. Udemy’s brand awareness is relatively low, representing a massive opportunity, and this is consistent with the EdTech category as a whole. Our brand marketing increases awareness of Udemy through online and offline campaigns that drive press, social sharing and more word-of-mouth virality. Investments in our brand enable us to drive long-term growth by attracting new learners to our platform and keeping existing learners engaged.

Optimize business model and pricing. Our pricing optimization approach fuels the local supply by making it easy and accessible for learners to purchase courses, which drives instructor earnings and in return more supply. We will continue to invest in our machine-learning pricing algorithms to determine the optimal price we charge for our courses in our marketplace on a per-country basis, taking into account dozens of course characteristics, including category of content, hours of content, course rating and popularity.

Pursue strategic acquisitions. We will consider acquisitions that expand our international footprint and/or to acquire innovative technology that expands the immersive learning experiences we offer, with a goal of improving learner outcomes and ultimately increasing retention. For example, in August 2021, we announced our acquisition of CorpU, an online leadership development platform, which is now our cohort-based leadership solution.

Competition

The market for developing skills is rapidly growing and highly fragmented, but is not well-suited to address the growing need for people to develop skills, reskill and upskill since the landscape is continuously evolving. We compete for individual learners, enterprise customers and instructors on the following basis:

Learners: We compete for learners based on our course catalog, instructors, learning tools and localization. We believe that we are positioned favorably because of our ability to attract instructors and support them with data and insights to create and refresh high-quality content.

Udemy Business customers: We compete for customers based on our high-quality, engaging and relevant content, the breadth and depth of that content across the full range of core business functions and advanced product features that optimize self-paced learning and enable organizations to effectively drive programmatic learning. We believe that we are positioned favorably because of the synergies between our consumer and enterprise businesses, and the strategic partnerships we form with our enterprise customers that help them drive engagement in their learning programs and, in turn, business outcomes like employee retention and corporate productivity.

Instructors: We compete for instructors based on our ability to provide monetization opportunities and tools to enable instructors to create differentiated content to delight global learners. We believe that we are positioned favorably because of our ability to attract learners across the globe, provide data and insights to help instructors to retain learners, and offer an attractive shared revenue model.

The traditional publisher model used by some competitors can be slow moving and reactive. Other niche marketplace models cannot serve the enterprise learner who needs to develop both hard and soft skills. Udemy’s platform, in contrast, offers a comprehensive suite of skills development required to support learners and organizations in achieving their goals and outcomes. Participants in this market can include corporate training offerings, direct-to-consumer training offerings, specialized content training offerings, and providers of online free resources.

Our competitive advantages

We believe our operating model benefits from several competitive advantages:

Comprehensive global course catalog. We provide access to over 200,000 courses, including nearly 85,000 non-English language courses. The massive library covers a broad range of topics, including technical skills, business and soft skills, and personal development. Many of our competitors specialize in a specific category, which proves to be a suboptimal solution for companies and their employees that require a blend of technical, business and soft skills. We have effectively built a creator platform that allows instructors to develop content on virtually any topic, while having the flexibility to update courses as they incorporate feedback from millions of learners around the world. On average, instructors publish more than 4,700 courses a month on our platform.

High-quality, relevant and up-to-date content. Udemy’s differentiated feedback loop between learners and instructors ensures that we are able to maintain the high quality courses to meet the needs of learners. Our marketplace model motivates instructors to provide relevant content to learners quickly, whether by being first to address in-demand topics, refreshing existing topics, or finding new and better ways to serve the learner community on existing topics. We believe this incentive model helps drive our instructors to update their courses at a much higher rate than courses offered via a traditional publisher model. Rather than being subject to the “top down” review cycle of multiple editors inherent to traditional publishing, our model removes these publisher barriers to enable a flywheel of instructor content creation, engagement, and continuous content optimization. This continuously updated content, along with personalized recommendations and advanced search capabilities, presents a better value proposition for learners who benefit from accessing the most up-to-date, high-quality content that is relevant to them. Our marketplace model allows us to provide the freshest technical content that is able to keep up with the pace of innovation, providing the content needed to support organizations undergoing digital transformation efforts. We also regularly remove courses that fall below our ratings guidelines or are receiving limited engagement from learners.

Global instructor network. Udemy has a network of more than 70,000 global instructors. Instructors come to Udemy because of our scale. Our massive audience provides us with a significant amount of learner data and incentive for instructors to come to our platform. Tens of thousands of instructors have created hundreds of thousands of courses to serve tens of millions of global learners. Udemy offers a clear advantage to instructors who want to ensure they offer the freshest, most relevant tech skills content. The ability to quickly build and post fresh content helps instructors attract more learners and generate more earnings. On average, courses are updated 6 times per year by top instructors on Udemy. In 2022, we paid $192.0 million for content creation and instructors published an average of more than 4,700 courses per month. We also regularly remove instructors that fall below our ratings guidelines.

Global distribution and reach. Our platform connects individual learners and enterprise customers with instructors across the world. In 2022, 59% of our revenue was generated outside of North America, and 84% of all user traffic originated from outside of the United States. We have courses in nearly 75 languages on our marketplace and have Udemy Business customers in more than 150 countries. As learners and organizations in a new geography begin to engage with us, we then have the opportunity to quickly and efficiently expand our global footprint by focusing our marketing, advertising, pricing, and language customization resources and expanding our payment options, which allows us to grow our base of individual learners and enterprises and attract new instructors who create native language courses. For Udemy Business, we have courses in English and 14 other local languages. Having local language experts creating locally relevant content is a key differentiator for Udemy.

Powerful network effects. Udemy is one symbiotic, data-centric platform. The growing number of individual learners and enterprises on our platform attracts more instructors with diverse experiences and backgrounds to create content for in-demand topics and update existing courses. The increasing number of relevant, high-quality and up-to-date courses attracts more individual learners and enterprises. The volume and frequency of these interactions allow us to generate meaningful insights and provide real-time feedback and analytics for our instructors. These data insights improve content quality, enhance course personalization, and optimize productivity and satisfaction for our learners.

Powerful data insights and analytics. With an average of nearly 34 million monthly unique visitors during 2022, over 125 million cumulative course enrollments, and more than 12 billion cumulative minutes of learning, we believe that the volume of the data our platform collects provides meaningful insights into the behaviors and evolving needs of learners and instructors. We leverage that data to provide personalized course recommendations and learning paths. We also analyze enrollment data, market insights and feedback from learners to identify needed skills or new topics of focus within our content catalog and share this information with our instructors so they can continuously improve their course offerings in real time.

Flexible technology platform. We have built our technology to be flexible to enable us to continuously test and add new features, such as interactive exercises and immersive learning experiences. Our technology platform is modern, agile, and accessible from a variety of online and mobile channels. Collecting and analyzing billions of data points helps our data scientists recommend better and more relevant content. We use advanced technology applications, such as personalized promotions, lifecycle marketing and content personalization, to help tailor our platform for our learners.

Our technology and research and development

Udemy’s technology features a modern architecture designed to support our continued growth at scale and to deliver on our mission. We leverage machine learning to increase learner conversion and retention using enhanced personalization. Our global distribution platform enables learners, instructors and organizations around the world to achieve their goals and desired outcomes. We aim to provide world-class experiences for all learners by focusing on the following pillars:

Scaled integrated platform. Our massive and growing network of instructors, learners and organizations enables us to create significant value for all customers. Our instructors create fresh, relevant content for our learners and organizations, including immersive learning experiences. Instructors are able to monetize their knowledge and receive learner feedback on their content. That data and insights allow us to experiment and iterate on our product. Organizations are empowered to upskill and reskill employees with our learning content and analytics. In turn, they provide Udemy with strategic insights on their areas of interest, as well as content feedback from their learners.

Comprehensive learning. Udemy’s platform is designed to support learners throughout their journey as they develop skills needed to achieve their professional goals. We provide personalized and guided skill-based learning experiences, including videos, reading tutorials, hands-on practice and assessments. Learners can focus on career and occupational areas of their choice. Udemy produces curated learning paths focused on key domains and skill sets. We also allow organizations to author their own custom learning paths. These are customized to the organization-specific upskilling and reskilling objectives.

Extensive integrations. We are evolving our comprehensive learning platform using an API-first approach. This starts by looking at our business as a set of key entities and capabilities, and we define modular, interoperable APIs to represent them. This foundation fosters innovation across the customer experience and opens the door to faster, more efficient timelines to scale our offerings. It powers our first-party applications that include our customer-facing Udemy.com website, our Udemy Business web experience, our native mobile applications and new experiences. This approach also supports an expanding set of third-party ecosystem integrations, through industry standard interoperability with learning management systems and learning experience platforms, as well as other key business systems and tools.

Powerful data. We leverage a wealth of data to drive customer outcomes. Our differentiated learner feedback loops help improve instructor outcomes by sharing insights on where the market opportunities are and how they can enhance their teaching capabilities. For learners, our marketplace unlocks valuable data for personalized recommendations. This helps learners know the skills needed to achieve their goals and how they can acquire those skills. And for organizations, we are able to share powerful insights to help them achieve their goals and assess ROI. Our platform’s ability to provide a personalized experience is further enhanced by the machine learning methodologies used to develop the algorithms included in our technology, which allow us to personalize each learner’s experience continuously and automatically. We regularly run tests to determine which product features, course recommendations, prices, and messaging will drive the best outcomes.

Pricing optimization. Our machine-learning pricing optimization approach fuels the local supply by making it easy and accessible for learners to purchase courses, which drive instructor earnings and, in return, more supply. We have built a global pricing engine that allows anyone to have access to our products at prices adjusted to the local purchase power parity in the local currency and using payment methods they are familiar with. This powers the global dynamics of our marketplace, promoting strong learner conversion that fuels Udemy’s global pipeline. We routinely adjust our algorithm to attain prices based on a variety of factors, with an ultimate goal of increasing conversion to paid enrollment. These algorithms use dozens of course characteristics, such as content category, length of course, average course rating, and topic popularity to determine the most effective price for each course on a per country basis.

We have a cross-functional, agile team of data scientists, machine-learning engineers, software engineers, and product managers focused on continuously improving our platform to address evolving customer needs. Thus far, the team has built algorithmic and model-driven solutions at scale to provide the following capabilities: personalized and differentiated experiences for all learners, comprehensive instructor tools for content delivery and student engagement, and insights dashboards for enterprises to track employee progress.

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

Our market opportunity

Before 2020, the majority of corporate training occurred offline. With the increase of internet connectivity, technological advances, work-from-home flexibility and interactive tools at a low cost, we expect to see a continued acceleration of the shift from offline to online. We believe that online education is well positioned to address the scalability and affordability limitations that offline education presents.

Based on data from Arizton, the market opportunity in online learning was estimated to be $166 billion in 2021. We calculate this estimate by aggregating the global corporate opportunity of $69 billion and the global e-learning opportunity of $97 billion, including government, vocation and higher-education. We believe that market opportunity could grow to nearly $476 billion by 2027, including K-12. Within that, the global corporate opportunity is expected to grow to $171 billion by 2027, or at a 16% compound annual growth rate (“CAGR”).

There are many macro trends that are driving this growth, including increasing digital transformation as more jobs are changed by automation and technology, which presents a significant opportunity for the creator and skills economies. In addition, there is a growing need to offer flexible training as more companies offer remote positions. Companies are employing a continued focus on Learning & Development (“L&D”) budget efficiency even during a challenging macro backdrop and there is an increasing need to continuously reskill and upskill employees in a timely manner.

Our sales and marketing approach

We have built a data and technology-driven marketing engine that allows us to acquire users across the globe efficiently. We have integrated our data flows with key marketing platforms to make near real-time decisions on bidding and targeting. We have also developed predictive lifetime value (“LTV”) models that allow us to identify and acquire the most valuable learners. This engine allows us to be in control of our cost of acquisition to grow customer LTV at the segment level and manage our budgets to hit our ROI goals, while being flexible to adapt in real time to external trends and factors.

Our marketing strategy focuses on brand and performance marketing, strategic partnerships and lifecycle monetization. Brand marketing increases awareness while performance marketing drives incremental traffic among potential learners. The strength of our community and brand drives significant organic acquisition, with the majority of our customers coming from unpaid channels. Finally, lifecycle marketing and monetization focuses on building personalization at scale, increasing learner retention and long-term value, optimizing prices and promotions, and testing new monetization models. Global instructors learn about Udemy in a variety of ways including awareness campaigns and by coming to the platform as learners.

We have more than 20,000 free courses available on our consumer marketplace. These free courses represent an important entry point for learners to experience our platform, driving cost-effective top of the funnel engagement for both consumer and Udemy Business leads. Once learners interact with our platform, our machine-learning algorithms recommend courses for learners to purchase based on topic, quality, instructor rating, number of enrollments, learner’s country of origin and more. The algorithms help us drive customer conversion, maximizing revenue while offering the best experience and value to learners.

With only 16% of Udemy's traffic coming from the U.S., it is important that our marketing adapts and speaks to the local audiences. Our design communications and production capabilities allow us to produce creatives that, while anchored on our global brand, also adapt to the cultural norms of the countries we advertise in. We leverage our global infrastructure to produce assets at scale and work with local language experts and native marketers to make the necessary adaptations for each country.

Go-to-market strategy

We sell to our Udemy Business customers both directly, through our sales teams, and indirectly, through third-party channels. Our customer success team engages pre-sale, ensuring that we understand the business objectives of that potential customer. Once an organization signs on, our Customer Success team partners closely with that organization to track progress toward business outcomes and determine opportunities for expanding usage. As we expand to new regions and countries, we first market to organizations to generate brand awareness and interest in our Udemy Business offering, and then our sales team identifies and engages with potential customers.

Seasonality

Historically, we have received a higher volume of orders from new and existing Udemy Business customers in the fourth quarter of each year as a result of industry buying patterns. We recognize revenues from Udemy Business subscription bookings over the life of the contract. We also have traditionally seen increased bookings in the Consumer segment as the result of various holiday promotions offered in the fourth quarter. We recognize revenue for consumer individual course purchases over an estimated service period of four months, while revenue for consumer subscriptions is recognized over the corresponding subscription term. As a result of these recognition practices, the quarter in which we generate the highest bookings may be different from the quarter in which we recognize the highest amount of net revenue, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Intellectual property

Our business depends on our intellectual property, the protection of which is critical to our success. We rely on a combination of intellectual property rights, including patents, trade secrets, trade dress, domain names, copyrights and trademarks to protect our competitive advantage.

As of December 31, 2022, we held 14 registered trademarks in the United States and 34 registered trademarks in foreign jurisdictions, which have various expiration dates between 2024 and 2032. We also have common law rights in some trademarks and pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.udemy.com and some other variations.

Although we rely on intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position.

Human capital resources

We believe we have a world-class culture with a highly engaged global employee base. We have achieved 4.3 of 5.0 stars on Glassdoor, a platform which represents voluntary reviews among current and former employees, as of December 31, 2022. Additionally, our company has been designated as a Fair Pay Workplace and was named to Great Place to Work®’s list of Best Workplaces for Parents™ and Best Workplaces for Women™ in 2022 as well as honored with seven Best Workplace awards by Built In in January 2023. As reflected in our annual employee survey, our employee engagement score is 82%, which is 7 points above benchmark for companies at our size and stage.

We are proud of our internal focus on learning and development and leverage the Udemy Business platform to drive upskilling and career growth within our organization. “Always Learning” is a key value for our company. We hold regular “Drop Everything and Learn” hours to provide employees with dedicated time they can use to learn professional or personal skills offered on our platform. We leverage our own platforms of both Udemy Business and Cohort Learning to provide access to a wide range of content from important all-company meetings to a variety of courses offered on our Marketplace and developed by our own Learning & Development team.

Our mission-driven approach to make knowledge opportunities accessible to learners around the world helps drive recruitment to our team. Udemy is the only digital learning company included in the Fortune 2020 Change the World list, and our employees enjoy the opportunity to be a part of a socially conscious brand benefiting all constituents. Overall, we are a leader in gender diversity among companies like ours, with 44% of our global workforce, 34% of our senior leadership, and 26% of our technical workforce identifying as women as of December 31, 2022.

As of December 31, 2022, we had 1,678 full-time employees. None of our employees are represented by unions. We consider the relationship with our employees to be strong and have not experienced interruptions of operations due to labor disagreements.

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
We incurred net losses of $153.9 million, $80.0 million, and $77.6 million during the fiscal years ended December 31, 2022, 2021, and 2020, respectively, and, as of December 31, 2022, we had an accumulated deficit of $612.4 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
We operate in an emerging and dynamic market, which makes it difficult to evaluate our prospects and future results of operations.
The market for online learning solutions is relatively new and continues to evolve rapidly. These factors may make it difficult to accurately assess our future prospects and the risks, challenges, and uncertainties that we may encounter. These risks include:
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

Additionally, because we operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we operated in a more established and predictable market. We have encountered in the past, and will encounter in the future, risks, challenges, and uncertainties frequently experienced by companies operating in emerging markets. If our assumptions regarding any of these risks, challenges, or uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address them successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.
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
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our Consumer and Enterprise segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue at its current pace or at all. For example, the significant uncertainty around future developments and the impact of the COVID-19 pandemic contribute in turn to the uncertainty regarding the adoption and growth of remote, online and asynchronous learning and training compared to the traditional models of education and training, which may adversely affect demand for our platform. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
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
As part of our instructor community, we strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of December 31, 2022, we had relationships with more than 70,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Moreover, because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 50%, 36%, and 24% during the fiscal years ended December 31, 2022, 2021, and 2020, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, to continue to grow our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Customers have no obligation to renew their subscriptions, and they may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. We have had some customers elect not to renew their subscriptions with us in the past, and it is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases. If customers do not purchase additional subscriptions or renew their existing subscriptions, renew on less favorable terms, or fail to continue to expand their engagement with us, our revenue may decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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

Our competition includes corporate training offerings, direct-to-consumer training offerings, specialized content training offerings, and free online resources used to gather and share knowledge and skills.
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
We believe that our ability to successfully compete depends on a range of factors, both within and beyond our control, including:
•the availability or development of alternative online learning platforms that are more compelling to learners, instructors, or organizations than ours;
•changes in pricing policies and terms offered by our competitors or by us;
•the ability to adapt to or compete with new technologies and changes in requirements of our learners, instructors, and UB customers;
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
Our future success will depend in part on the growth, if any, in the demand for online learning solutions. Although we believe the COVID-19 pandemic has accelerated the demand for online learning solutions from both individuals and businesses alike, we continue to monitor how current macroeconomic conditions, including inflation, adjustment to interest rates, general economic uncertainty, and the COVID-19 pandemic may shape the development of the online learning market and the adoption and growth of remote, online and asynchronous learning and training solutions such as ours. Consequently, it is difficult to predict demand for and continued use of our platform by learners, instructors, and UB customers, the rate at which existing learners and instructors expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if learners or UB customers want to adopt an online learning solution, it may take them a substantial amount of time to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced learner and customer spending, reduced engagement from instructors, attrition by learners, instructors, and UB customers, and decreased revenue, any of which would adversely affect our business, financial condition, and results of operations.

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
Our business is sensitive to trends in the general economy, which is unpredictable. Therefore, our operating results, to the extent they reflect changes in the broader economy, may be subject to significant fluctuations. Since online learning is generally dependent on discretionary spending, negative general economic conditions or uncertainty regarding future economic conditions, including as a result of the COVID-19 pandemic, could significantly reduce the overall amount that learners and organizations spend on, and the frequency of, online learning or result in delays to planned spending on online learning. Any or all of these factors could reduce the demand for our services, reducing our revenue. In addition, the occurrence of any of these events could increase our need to make significant expenditures to continue to attract learners and UB customers to our platform.
Our business and operations could be materially and adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Our business and operations could be materially and adversely affected in the event of natural or physical climate change like earthquakes, floods, fires, telecommunications failures, blackouts, or other power losses, break-ins, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, inclement weather, public health crises, pandemics or endemics, including future waves of the COVID-19 pandemic, or other catastrophic events. In particular, our corporate headquarters are located in San Francisco, California, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties, or if our operations were interrupted by telecommunications failures, blackouts, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. Physical climate change may result in natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.
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

Our growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. Between May 2016 to December 31, 2022, our full-time employee headcount grew from 230 to 1,678. In February 2023, we announced a reduction in force involving approximately 10% of our global workforce as part of our efforts to decrease our costs during the current macroeconomic environment and create a more streamlined organization to support our business. Future growth in our organization could place additional strain on our existing resources, and we could experience systemic operating difficulties in managing our business, which may negatively impact our gross profit or operating expenses.
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
From time to time we have experienced, and may continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. The companies with which we compete for qualified employees may have greater resources than we have and may offer compensation packages that are perceived to be better than ours. Additionally, changes in our compensation structure, workforce reductions (including the reduction in force we announced in February 2023), or any previously implemented reductions in workforce and other cost reduction efforts may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.
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
Managing a global organization requires significant resources and management attention. We currently maintain operations outside of the United States in Ireland, Turkey, Australia, and India, and we plan to expand our international operations in the future.
We generated 59%, 61%, and 61% of revenue outside of North America during the fiscal years ended December 31, 2022, 2021, and 2020, respectively, and based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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

Increased scrutiny and changing expectations from regulators, investors, customers, employees, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Regulators, investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions on this basis. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer, or employee expectations, which continue to evolve, our brand, reputation, and learner, instructor, and UB customer retention may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices, including as a result of regulatory developments.
Risks related to technology, privacy, and cybersecurity
Changes in laws or regulations relating to privacy, data protection, or cybersecurity, including those relating to the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations could adversely affect our business.
We receive, transmit, and store personally identifiable information and other data relating to our learners, instructors, and other individuals, such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy, data protection, cybersecurity, and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the E.U. General Data Protection Regulation (the “GDPR”), the Telephone Consumer Protection Act (restricting telemarketing and the use of automated SMS text messaging), Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (the “CCPA”). These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another.
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

In addition, in January 2021, the United Kingdom transposed the GDPR into domestic law with a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law is subject to uncertainty. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area (the “EEA”) to the United Kingdom. This adequacy determination must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance, including those relating to how data transfers to and from the United Kingdom. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure.

Additionally, we are or may become subject to laws, rules, and regulations regarding cross-border transfers of personal data, including those relating to transfer of personal data outside the EEA. Recent legal developments have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other jurisdictions. For example, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of standard contractual clauses (approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it noted that reliance on them may not necessarily be sufficient in all circumstances. In addition to other mechanisms (particularly standard contractual clauses), in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). The European Commission has published new standard contractual clauses that are required to be implemented. Further, on February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses effective March 21, 2022, which also are required to be implemented. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers the ability to opt out of certain types of data sharing and sales of their personal information. The CCPA also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising their rights. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”). As of January 1, 2023, the CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. Aspects of the interpretation and enforcement of the CCPA and CPRA remain uncertain. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that becomes effective on January 1, 2023 (at the same time as the CPRA). In June 2021, Colorado enacted a similar law, the Colorado Privacy Act (the “CPA”), which becomes effective on July 1, 2023, in March 2022, Utah enacted a similar law, the Utah Consumer Privacy Act (the “UCPA”), which becomes effective December 31, 2023, and in May 2022, Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, which becomes effective July 1, 2023. In addition, on August 20, 2021, the Personal Information Protection Law, or PIPL, was adopted in the People’s Republic of China (the “PRC”), and it went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The

PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. The effects of these statutes and other similar federal, state, or foreign laws that may be proposed or enacted are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. These laws and other changes in laws or regulations relating to privacy, data protection, and cybersecurity, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
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
Under the Sarbanes-Oxley Act, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting. As an “emerging growth company”, we availed ourselves of an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. However, we may no longer avail ourselves of this exemption since we ceased to be an “emerging growth company” on December 31, 2022. As a result, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting and the cost of our compliance with Section 404 will continue to divert resources and take significant time and effort. Moreover, we may be unable to successfully complete all the procedures, certifications and attestation requirements of Section 404 in a timely manner. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
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
As a public company, we incur substantial legal, accounting, administrative, and other costs and expenses that we did not incur as a private company. As a public company, we are subject to additional reporting and other obligations, such as the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, and the applicable listing standards of Nasdaq. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs and increase demand on our systems. In addition, we ceased to be an “emerging growth company” on December 31, 2022 and are no longer eligible for reduced disclosure requirements and exemptions applicable to “emerging growth companies”. We expect our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. As a public company, we may also be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. Our business and financial condition will become more visible as a result of our reporting obligations as a public company, which may result in threatened or actual litigation, including by competitors.

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
We are subject to income taxes in the United States and certain foreign jurisdictions, including Australia, Brazil, India, Ireland, Japan, Taiwan, Turkey, and the United Kingdom. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses, any decision to repatriate non-U.S. earnings for which we have not previously provided for taxes and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate would reduce profitability or increase losses. In addition, we are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.
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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and federal tax credit carryforwards to offset its post-change taxable income, or reduce its federal income tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Certain of our gross U.S. federal NOLs are subject to this limitation as a result of these ownership changes, and if it is determined that we have in the past experienced additional ownership changes, including as a result of our IPO, future transactions in our stock, some of which are outside our control, or both, our ability to use our NOLs and federal tax credit carryforwards to reduce future taxable income and tax liabilities may be further limited. Similar limitations may apply under state tax laws.
Our results of operations, which we report in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the fiscal year ended December 31, 2022, 32% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies may cause our revenue to decline relative to our costs, thereby decreasing our gross margins. For example, the euro, British pound sterling and Japanese yen have all recently experienced declines in value against the U.S. dollar, which has negatively affected our results of operations during the year ended December 31, 2022 and could continue to negatively impact our results of operations in future periods. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

We could be adversely impacted by the effects of inflation.

Certain of our key markets, including the United States, are experiencing historically high rates of inflation, resulting from a number of macroeconomic and geopolitical factors, including supply chain constraints and rising oil and natural gas prices. Our operating costs have increased and may continue to increase due to rising inflation and as a result we may be required to take measures to respond to the impact of inflation. Among other things, we could be required to change our pricing model to offset inflationary pressures on our operating costs, but doing so could adversely affect customer acquisition and retention, negatively impacting our long-term growth, and could impair our competitive position if our competitors choose to absorb the cost of inflation. Alternatively, if we choose to absorb the cost of inflation to prioritize growth, our financial condition and results of operations may be negatively impacted as a result. Moreover, our instructors may independently make pricing decisions with respect to the courses they offer on our platform as a result of inflationary pressures, and any price increase could negatively impact the attractiveness of our marketplace to learners. Inflation has also contributed to higher interest rates, which may make it more difficult for us to raise capital on acceptable terms, should we choose to pursue additional financing in the future.

In any case, there can be no assurance that any measures we take to mitigate or address the impact of inflation will be effective. Even if such mitigatory measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Any failure to successfully manage the impact of inflation on our business in a timely manner could materially and adversely affect our business, financial condition, and results of operations.
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
As of December 31, 2022, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 48% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
Our amended and restated bylaws also provide that, to the fullest extent permitted by applicable law and unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court and certain other state courts have ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This exclusive federal forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.
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

Item 1B. Unresolved staff comments

Not applicable.

Item 2. Properties

Our corporate headquarters, consisting of approximately 59,000 square feet of office space in San Francisco, California, is leased through 2024, with an option to extend until 2029. We also lease additional office space in locations around the world, including Mountain View, California; Denver, Colorado; Ankara, Turkey; and Dublin, Ireland. We also maintain co-working or other short-term office spaces in Austin, Texas; Melbourne, Australia; Gurugram, India; and Istanbul, Turkey through co-working leases or similar arrangements. We believe that our facilities are suitable to meet our current needs. We also anticipate that suitable additional or alternative space will be available at commercially reasonable terms for future expansion.

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
California class action complaint
On August 23, 2021, a putative class action complaint captioned Williams v. Udemy, Inc., Case No. 3:21-CV-06489, was filed against us in the U.S. District Court for the Northern District of California alleging violations of California’s unfair competition and false advertising statutes as well as the California Consumer Legal Remedies Act in connection with our pricing practices. The complaint sought injunctive relief, unspecified damages, restitution and disgorgement of profits. On December 13, 2022, the parties entered into a definitive settlement agreement for an immaterial amount.
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

Use of proceeds

Our initial public offering of our common stock was affected pursuant to a registration statement on Form S-1 (File No. 333-260042), which was declared effective by the SEC on October 28, 2021.

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

Stockholders

As of December 31, 2022, there were 40 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Recent sales of unregistered equity securities

None.

Issuer Purchases of Equity Securities

None.

Securities authorized for issuance under equity compensation plans

Refer to Item 8, Note 14 (“Stockholders’ equity”) for information on securities authorized for issuance.

Stock performance graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index") and the Nasdaq Computer Index (“Nasdaq Computer Index”) since our IPO on October 29, 2021 through December 31, 2022, assuming an initial investment of $100. Data for the S&P 500 Index and Nasdaq Computer Index assumes reinvestment of dividends.

The graph below uses the closing market price on October 29, 2021 of $27.50 per share as the initial value of our common stock. The comparisons below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return
$125
$100
$75
$50
$25
$0
10/29/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
S&P 500
Nasdaq Computer
Udemy

	October 29, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Udemy	$100.00	$71.05	$45.31	$37.13	$43.96	$38.36
S&P 500 Index	$100.00	$103.76	$98.37	$82.19	$77.86	$83.37
Nasdaq Computer	$100.00	$105.56	$95.23	$73.55	$67.80	$67.79

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

A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our prior year Form 10-K, which was originally filed with the SEC on March 25, 2022.
Overview
Our mission is to improve lives through learning.
We believe traditional education and training methods are fast becoming outdated. Technological advancements and novel industries have significantly altered the types of skills required of workers, and lifelong training and continuous skills acquisition are becoming the norm. There is a clear need to expand access to learning across traditional barriers such as geography and social demographics. Our online platform empowers organizations and individuals with flexible and effective skill acquisition and development, connecting global learners with relevant and up-to-date knowledge from experts and practitioners around the world.
Udemy’s consumer marketplace has attracted 59 million learners in over 180 countries who are looking for the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. We curate the highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer effective on-demand learning for employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development. Our network of over 70,000 instructors have created over 200,000 courses in nearly 75 languages that cover a wide range of topics, including technology, business, soft skills, and personal development.

Workforce reduction
In February 2023, in response to current macroeconomic conditions and to further streamline our operations and cost structure, we enacted a plan to reduce our global workforce by approximately 10%. As a result, we expect to recognize restructuring charges of $9.0 million to $11.0 million in the first quarter of 2023, primarily consisting of personnel expenses such as salaries and wages, one-time severance payments, and other benefits, as well as stock-based compensation expense. Cash payments related to these expenses will occur primarily in the first and second quarters of 2023.

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

Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the fiscal year ended December 31, 2022.

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

Ability to expand our international footprint

We currently generate a significant portion of our revenue outside North America. We see a significant opportunity to expand our offerings into regions with large underserved adult learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth and expand our international operations as part of our strategy to grow our customer and learner base, particularly among our UB customers. We also plan to continue investing in strategic partnerships that either extend our marketing reach or the capabilities and reach of our global go-to-market sales team.

Our investment in growth

We are actively investing in our business as we believe that we are only beginning to penetrate our market opportunity, and we intend to continue to invest in our future growth. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our course catalog, develop our immersive learning capabilities, and invest in our technology development. Any investments we make in our sales and marketing organization, in encouraging the development of new content, and in expanding our platform offerings and capabilities, whether organically or through acquisitions, will occur in advance of the benefits from such investments, making it difficult to determine if we are efficiently allocating our resources in these areas.

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
Components of results of operations
Revenue
We recognize revenue from contracts with paid consumer learners and UB customers by delivering access to our online learning platform.
Consumer revenue consists of individual course content purchases made by individual learners, as well as our consumer subscription offerings. Consumer revenue includes the gross transaction value paid by the learner at checkout, net of (a) actual and estimated refunds and (b) passthrough taxes collected from learners and remitted to governmental authorities. After a successful checkout, consumer learners receive a non-exclusive license to the digital course content in addition to stand-ready access to the Udemy platform hosting services needed to access the content. Access to the online content on the Udemy platform represents a series of distinct services as we continually provide access to and fulfill our hosting obligation to the learner. This series of distinct services represents a single performance obligation that is satisfied over time. Revenue from single course purchases is recognized ratably over the estimated service period, which is four months from the date of enrollment, while revenue from consumer subscriptions is recognized ratably over the contractual subscription term.

Enterprise revenue primarily relates to enterprise license subscription contracts with annual or multi-year subscription terms. Enterprise license subscriptions include Team Plan, Enterprise Plan, Udemy Business Pro, and Cohort Learning. Enterprise subscriptions are generally billed in advance on a quarterly or annual basis. Subscription revenue excludes any taxes to be remitted to governmental authorities. Access to the Udemy platform represents a series of distinct services as we continually provide access to course content and fulfill our obligation to the UB customer over the subscription term. Because the series of distinct services represents a single performance obligation that is satisfied over time, we recognize revenue ratably over the contractual subscription term. Enterprise revenue recognized from professional services were immaterial for the periods presented.
We are the principal with respect to revenue generated from sales to consumer and UB customers as we control the performance obligation and are the primary obligor with respect to delivering our customers access to the course content.
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

Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, including stock-based compensation, as well as marketing costs, costs related to customer and instructor acquisition, amortization of deferred contract costs, amortization of tradenames and customer relationships acquired through business combinations, and brand marketing. Sales and marketing expenses also consist of costs incurred for hosting and customer support services related to providing our platform to free learners. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
Research and development
Our research and development expenses consist primarily of personnel-related costs, including stock-based compensation, costs related to the ongoing management, maintenance, and expansion of features and services offered on our platform. Research and development costs also include contracted services, supplies, and other miscellaneous expenses. We believe that continued investment in our platform is important to our future growth and to maintain and attract learners to our platform. As a result, we expect research and development expenses to increase in absolute dollars. In addition, we expect research and development expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
General and administrative
Our general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, costs related to our executive, legal, finance, and human resources departments, as well as charges for indirect tax reserves, allowance for credit losses, professional fees, and other corporate expenses.
As a result of our IPO, we have incurred and expect to continue to incur additional expenses to operate as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect general and administrative expenses to increase in absolute dollars as our business grows. In addition, we expect general and administrative expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020

Revenue	$629,097	$515,657	$429,899
Cost of revenue (1)(2)	275,320	236,024	209,253
Gross profit	353,777	279,633	220,646
Operating expenses (1)(2)
Sales and marketing	301,347	227,023	192,600
Research and development	104,556	66,107	50,643
General and administrative	99,064	64,410	50,783
Total operating expenses	504,967	357,540	294,026
Loss from operations	(151,190)	(77,907)	(73,380)
Other income (expense)
Interest income (expense), net	4,297	(16)	(1,146)
Other income (expense), net	(4,696)	(920)	55
Total other expense, net	(399)	(936)	(1,091)
Net loss before taxes	(151,589)	(78,843)	(74,471)
Income tax provision	(2,286)	(1,183)	(3,149)
Net loss attributable to common stockholders	$(153,875)	$(80,026)	$(77,620)
Net loss per share attributable to common stockholders
Basic and diluted	$(1.09)	$(1.46)	$(2.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	140,873,504	54,972,827	33,384,438
(1)Includes stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
Cost of revenue	$5,360	$1,623	$418
Sales and marketing	29,054	8,637	7,518
Research and development	20,850	6,816	5,232
General and administrative	26,029	17,604	18,450
Total stock-based compensation expense	$81,293	$34,680	$31,618
(2)    Includes amortization of intangible assets as follows (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
Cost of revenue	$2,900	$1,022	$—
Sales and marketing	1,366	481	—
Total amortization of intangible assets	$4,266	$1,503	$—

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Fiscal Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	44	46	49
Gross profit	56	54	51
Operating expenses
Sales and marketing	48	44	45
Research and development	17	13	12
General and administrative	15	12	11
Total operating expenses	80	69	68
Loss from operations	(24)	(15)	(17)
Other income (expense)
Interest income (expense), net	1	—	—
Other income (expense), net	(1)	—	—
Total other expense, net	—	—	—
Net loss before taxes	(24)	(15)	(17)
Income tax provision	—	—	(1)
Net loss attributable to common stockholders	(24)%	(15)%	(18)%
Comparison of the fiscal years ended December 31, 2022 and 2021
Revenue

	Fiscal Year Ended December 31,		Change
	2022	2021	$	%

Revenue	(in thousands, except percentages)
Consumer	$315,059	$328,703	$(13,644)	(4)%
Enterprise	314,038	186,954	127,084	68%
Total revenue	$629,097	$515,657	$113,440	22%
Revenue for the fiscal year ended December 31, 2022 was $629.1 million, compared to $515.7 million for the same period in the prior year, which represents an increase of $113.4 million, or 22%. For the fiscal year ended December 31, 2022, Consumer and Enterprise revenue were $315.1 million and $314.0 million, respectively, representing 50% and 50% of total revenue, respectively, compared to $328.7 million and $187.0 million, respectively, representing 64% and 36% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the fiscal year ended December 31, 2022 was primarily driven by the significant growth in our UB customer base, which was partially offset by a decrease in Consumer revenue during the same period.

For the fiscal year ended December 31, 2022, total Consumer revenue decreased by $13.6 million, or 4%, compared to the same period in the prior year. The decrease in Consumer revenue is primarily due to negative impacts from foreign currency exchange rates. Monthly average buyers were flat for the comparative periods.

For the fiscal year ended December 31, 2022, total Enterprise revenue increased by $127.1 million, or 68%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in revenue.

Cost of revenue, gross profit and gross margin

	Fiscal Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$275,320	$236,024	$39,296	17%
Gross profit	353,777	279,633	74,144	27%
Gross margin	56%	54%

Cost of revenue for the fiscal year ended December 31, 2022 was $275.3 million, compared to $236.0 million for the same period in the prior year, which represents an increase of $39.3 million, or 17%. Content costs for the Consumer and Enterprise segments were $118.8 million and $73.7 million for the fiscal year ended December 31, 2022, respectively, compared to $131.9 million and $45.0 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Consumer and Enterprise segments were 38% and 23% for the fiscal year ended December 31, 2022, respectively, compared to 40% and 24% for the same period in the prior year, respectively.

In our Consumer segment, customer support costs increased by $1.7 million, and hosting and platform costs increased by $2.0 million for the fiscal year ended December 31, 2022, as compared to the same period in the prior year. In our Enterprise segment, customer support costs increased by $11.5 million in the fiscal year ended December 31, 2022, as compared to the same period in the prior year. On a consolidated basis, there was an increase of $3.3 million in amortization of capitalized software, an increase of $1.9 million of amortization of intangible assets, and an increase of $3.7 million related to stock-based compensation expense for the fiscal year ended December 31, 2022, when compared to the same period in the prior year.

Gross margin was 56% for the fiscal year ended December 31, 2022, compared to 54% for the same period in the prior year. The increase in gross margin was primarily due to a shift in mix of revenue toward our Enterprise segment, which has comparatively lower content costs as a percentage of revenue than the Consumer segment.
Operating expenses

	Fiscal Year Ended December 31,		Change
	2022	2021	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$301,347	$227,023	$74,324	33%
Research and development	104,556	66,107	38,449	58%
General and administrative	99,064	64,410	34,654	54%
Total operating expenses	$504,967	$357,540	$147,427	41%
Sales and marketing. Sales and marketing expenses for the fiscal year ended December 31, 2022 were $301.3 million, compared to $227.0 million for the same period in the prior year. The $74.3 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $32.5 million, driven by headcount growth in our sales force to support additional demand for our platform; increased stock-based compensation expense of $20.4 million; increased amortization expense related to deferred contract acquisition costs of $14.5 million, driven by an expansion of our UB customer base over time; a $5.0 million increase in travel and employee activities due to additional in-person sales events and the easing of COVID-19 travel restrictions; a $7.4 million increase in software subscriptions and allocated costs to support the growth in our sales force; and a $1.7 million increase in professional services to support the growth of our business. These increases were partially offset by a decrease in marketing costs of $8.3 million.

Research and development. Research and development expenses for the fiscal year ended December 31, 2022 were $104.6 million, compared to $66.1 million for the same period in the prior year. The $38.4 million increase was primarily due to higher personnel-related expenses of $17.9 million, mainly driven by additional headcount; increased stock-based compensation expense of $14.0 million; and an additional $6.5 million of software subscriptions and allocated costs to support the growth of our business.
General and administrative. General and administrative expenses for the fiscal year ended December 31, 2022 were $99.1 million, compared to $64.4 million for the same period in the prior year. The $34.7 million increase in general and administrative expense was primarily due to an increase of $12.1 million in personnel-related expenses, mainly driven by additional headcount; an increase in stock-based compensation of $8.4 million; a $4.4 million increase in business related insurance, due to our status as a public company; and an additional $1.7 million of software subscriptions and allocated costs to support the growth of our business. We recorded a $1.2 million reduction in our Instructor Withholding tax reserve during the fiscal year ended December 31, 2022, based on revisions of certain key assumptions prior to settling the outstanding principal balance with the Internal Revenue Service (the “IRS”) in the fourth quarter of 2022. During the fiscal year ended December 31, 2021, we recorded a $5.6 million reduction to the reserve based on revisions of certain key assumptions. We also recorded $2.1 million in other indirect tax reserves during the fiscal year ended December 31, 2022, compared to an immaterial amount for the same period in the prior year.
Total other expense, net

	Fiscal Year Ended December 31,		Change
	2022	2021	$	%

Other income (expense)	(in thousands, except percentages)
Interest income (expense), net	$4,297	$(16)	$4,313	n/m
Other expense, net	(4,696)	(920)	(3,776)	n/m
Total other expense, net	$(399)	$(936)	$537	(57)%
n/m - not meaningful
We recorded $0.4 million of total other expense, net for the fiscal year ended December 31, 2022, compared to $0.9 million for the same period in the prior year. The $4.3 million increase in interest income (expense), net was primarily attributable to interest earned on our existing cash and cash equivalents balances and accretion income from marketable securities portfolio, totaling $5.5 million, partially offset by $1.3 million of interest incurred, primarily related to indirect tax reserves. The $3.8 million increase in other expense, net is primarily attributable to an impairment loss of $2.9 million on our strategic investments recorded during the fiscal year ended December 31, 2022.

Income tax provision

	Fiscal Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Income tax provision	$(2,286)	$(1,183)	$(1,103)	93%

For the fiscal year ended December 31, 2022, we recognized income tax expense of $2.3 million, compared to $1.2 million for the same period in the prior year. Income tax expense for the fiscal years ended December 31, 2022 and 2021, was primarily comprised of foreign taxes.
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

	Fiscal Year Ended December 31,
	2022	2021	2020

	(in thousands)
Monthly average buyers	1,336	1,345	1,439
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

	December 31,
	2022	2021	2020
Udemy Business customers	13,920	10,515	7,300
Udemy Business Annual Recurring Revenue

We disclose our UB Annual Recurring Revenue (“ARR”) as a measure of our Enterprise revenue growth. ARR represents the annualized value of our UB customer contracts on the last day of a given period. Only revenue from closed UB contracts with active seats as of the last day of the period are included. The increase in UB ARR was primarily driven by an increase in the number of UB customers, as well as an increase in the average deal size per new customer and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in UB ARR.

	December 31,
	2022	2021	2020

	(in thousands)
Udemy Business annual recurring revenue	$371,727	$239,257	$137,621

Udemy Business Net Dollar Retention Rate and Udemy Business Large Customer Net Dollar Retention Rate

We disclose UB Net Dollar Retention Rate, or UB NDRR, as a measure of revenue growth for all UB customers within our Enterprise segment, including UB Large Customers, which we define as companies with at least 1,000 employees. We believe UB NDRR is an important metric that provides insight into the long-term value of our UB subscription agreements and our ability to retain and grow revenue from our UB customers. We believe UB Large Customer NDRR reflects our ability to retain and expand our footprint with larger organizations, who present greater opportunities for us to retain and grow revenue given the wider range of potential use cases and land-and-expand opportunities.

We calculate UB NDRR as the total ARR at the end of a trailing twelve-month period divided by the total ARR at the beginning of a trailing twelve-month period for the cohort of all UB customers active at the beginning of the trailing twelve-month period. We calculate UB Large Customer NDRR as the total UB Large Customer ARR at the end of a trailing twelve-month period divided by the total Large Customer ARR at the beginning of a trailing twelve-month period for the cohort of UB customers with at least 1,000 employees active at the beginning of the trailing twelve-month period. Total ARR and Large Customer ARR at the end of a trailing twelve-month period are calculated as ARR and Large Customer ARR, respectively, at the beginning of a trailing twelve-month period that are then adjusted for upsells, downsells, and churns for the same cohort of customers during that period. Large Customer ARR represents the annualized value of contracts for UB customers with active seats and having at least 1,000 employees on the last day of a given period.

Our UB NDRR and UB Large Customer NDRR are expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our learner base, expansion of products and features, and our ability to retain our UB customers.

	December 31,
	2022	2021	2020
Udemy Business net dollar retention rate	115%	118%	118%
Udemy Business Large Customer net dollar retention rate	123%	124%	121%
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

	Fiscal Year Ended December 31,
	2022	2021	2020

	(in thousands, except percentages)
Consumer segment revenue	$315,059	$328,703	$326,454
Consumer segment gross profit	$165,805	$169,361	$160,650
Consumer segment gross margin	53%	52%	49%
Enterprise segment revenue	$314,038	$186,954	$103,445
Enterprise segment gross profit	$209,461	$122,970	$67,926
Enterprise segment gross margin	67%	66%	66%
For the fiscal year ended December 31, 2022, the increase in Consumer segment gross margin was primarily due to a decrease in content costs as a percentage of Consumer revenue and the timing of revenue recognition relative to content costs. Otherwise, the mix of hosting costs, payment processing fees, and customer support services remained a consistent percentage of Consumer revenue when compared to the prior year.

For the fiscal year ended December 31, 2022, the increase in Enterprise segment gross margin was primarily due to a decrease in content costs as a percentage of Enterprise revenue. Otherwise, the mix of hosting costs, payment processing fees, and customer support services remained a consistent percentage of Enterprise revenue when compared to the prior year.
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
•interest expense (income), net;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense; and
•other expense (income), net.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
Net loss	$(153,875)	$(80,026)	$(77,620)
Adjusted to exclude the following:
Interest (income) expense, net	(4,297)	16	1,146
Income tax provision	2,286	1,183	3,149
Depreciation and amortization	21,216	15,297	11,055
Stock-based compensation expense	81,293	34,680	31,618
Other (income) expense, net	4,696	920	(55)
Adjusted EBITDA	$(48,681)	$(27,930)	$(30,707)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2022	2021	2020
Revenue	$629,097	$515,657	$429,899
Net loss	$(153,875)	$(80,026)	$(77,620)
Net loss margin	(24)%	(16)%	(18)%
Revenue	$629,097	$515,657	$429,899
Adjusted EBITDA	$(48,681)	$(27,930)	$(30,707)
Adjusted EBITDA margin	(8)%	(5)%	(7)%
Net loss increased by $73.8 million in the fiscal year ended December 31, 2022 compared to the same period in the prior year, and adjusted EBITDA decreased by $20.8 million in the fiscal year ended December 31, 2022 compared to the same period in the prior year. The increase in net loss was primarily driven by increase in stock-based compensation of $46.6 million, as well as other increased operating expenses as we scale and grow our business. The decrease in adjusted EBITDA was primarily due to increased operating expenses as we scale and grow our business.
Liquidity and capital resources
As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents and restricted cash of $317.3 million and marketable securities of $151.7 million. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $3.6 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

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
Use of funds

Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $612.4 million as of December 31, 2022. We have generally incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$(60,957)	$(7,104)	$9,624
Investing activities	(173,227)	(52,693)	(14,537)
Financing activities	14,755	418,634	131,093
Effect of foreign exchange rates on cash flows	(25)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(219,454)	$358,837	$126,180
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
For the fiscal year ended December 31, 2022, cash used in operating activities was $61.0 million, primarily consisting of our net loss of $153.9 million, adjusted for non-cash charges of $144.6 million and net cash outflows of $51.7 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $67.7 million increase in deferred revenue, resulting primarily from our enterprise business growth, offset by a $32.3 million increase in accounts receivable, a $28.6 million decrease in accounts payable, accrued expenses and other current liabilities, which includes a $13.7 million one-time payment to settle our instructor withholding tax reserve, and a $53.4 million increase in deferred contract costs.

For the fiscal year ended December 31, 2021, cash used in operating activities was $7.1 million, primarily consisting of our net loss of $80.0 million, adjusted for non-cash charges of $68.1 million and net cash outflows of $4.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $66.6 million increase in deferred revenue, resulting primarily from our enterprise business growth, which was offset by a $27.0 million increase in accounts receivable, a $36.5 million increase in deferred contract costs, and a $9.9 million increase in prepaid expenses and other assets.

For the fiscal year ended December 31, 2020 cash provided by operating activities was $9.6 million, primarily consisting of our net loss of $77.6 million, adjusted for non-cash charges of $50.4 million and net cash inflows of $36.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $54.7 million increase in deferred revenue, resulting primarily from our enterprise business growth and an increase of $17.5 million in accounts payable, accrued expenses and other current liabilities, which were offset by a $19.6 million increase in accounts receivable, and a $18.9 million increase in deferred contract costs.

Investing activities
For the fiscal year ended December 31, 2022, net cash used in investing activities was $173.2 million, primarily as a result of $158.5 million in purchases of marketable securities, $5.0 million for the purchase of strategic investments, and $14.2 million related to capitalized software costs. These changes were partially offset by $7.5 million of proceeds received from the maturity of marketable securities.
For the fiscal year ended December 31, 2021, net cash used in investing activities was $52.7 million, primarily as a result of our $24.5 million acquisition of CorpU, as well as $10.0 million for the purchase of strategic investments, $5.3 million of capital expenditures for property and equipment, and $12.9 million related to capitalized software costs.

For the fiscal year ended December 31, 2020, cash used in investing activities was $14.5 million, primarily as a result of $5.2 million of capital expenditures for property and equipment and $9.4 million related to capitalized software costs.

Financing activities
For the fiscal year ended December 31, 2022, net cash provided by financing activities was $14.8 million, primarily driven by proceeds from issuance of common stock via stock option exercises of $7.1 million and issuances of common stock under our employee stock purchase plan of $9.2 million, which was partially offset by a $1.6 million payment of deferred offering costs associated with our IPO.
For the fiscal year ended December 31, 2021, net cash provided by financing activities was $418.6 million, primarily as a result of proceeds of $415.2 million from our initial public offering, as well as proceeds of $10.9 million from the issuance of common stock following employee stock option exercises, offset by payments of $2.3 million for redeemable convertible preferred stock issuance costs and $5.2 million for deferred offering costs.

For the fiscal year ended December 31, 2020, net cash provided by financing activities was $131.1 million, primarily as a result of proceeds of $120.7 million from our issuance of redeemable convertible preferred stock and $10.4 million from the issuance of common stock following employee stock option exercises.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations and commitments

Our estimated future obligations as of December 31, 2022 include both current and long term obligations. Under our operating leases, as noted in the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data", we have a current obligation of $7.0 million and a long-term obligation of $6.5 million.

Our purchase obligations as of December 31, 2022 were $61.2 million, which primarily consisted of our commitments related to third-party cloud infrastructure agreements and subscription arrangements to support ongoing operations. As noted in Note 10, Commitments and Contingencies, to the consolidated financials included in Part II, Item 8, "Financial Statements and Supplementary Data", we have a current obligation of $24.3 million and a long-term obligation of $36.9 million.

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

Revenue recognition

We recognize revenue using the five steps outlined in Accounting Standards Codification (“ASC”) 606. We derive revenue from contracts with consumer and UB customers for access to our online learning platform and related services. We offer a single, combined performance obligation, which is the customer’s access to the online content on the Udemy platform, representing a series of distinct services as we continually fulfill our stand-ready obligation to provide the customer access to the online licensed content with the functionality of the Udemy platform. As such, we recognize revenue on a straight-line basis using an estimated service period for consumer single course purchases and the contractual subscription term for UB and consumer subscription customers.

We believe the following are the significant estimates and judgments impacting our revenue recognition, and any changes to these estimates and judgments could impact the timing and amount of revenue recognized.

Estimated service period for consumer single course purchases— Consumers who purchase an individual course receive a non-exclusive lifetime license to the digital course content in addition to stand-ready access to the Udemy platform hosting services needed to access the content. Because consumers who purchase an individual course receive lifetime access to their purchased content, we believe an estimated service period best represents the time period during which learners access the online course content on the platform. Determining the estimated service period requires us to make certain judgments about the expected period over which a consumer benefits from their purchase. We consider quantitative and qualitative data in determining our estimate, including, but not limited to, the average time period between a learner’s purchase date and the last date the learner accesses the purchased content, the average total hours consumed for a given purchase, the time period over which learner activity stabilizes, known online trends, and, to the extent publicly available, service periods for competitors with similar online content. The estimated service period for single course purchases is four months from the date of enrollment.

Principal versus agent— In order to determine whether revenue should be reported as gross or net of either payments to third-party instructors or amounts retained by reseller partners who sell access to Enterprise subscription offerings, we evaluated whether we are the principal for sales of our consumer and UB offerings.

Determining whether we are the principal involves making key judgments about whether Udemy controls the contracted services before being transferred to the end customer. We have determined that we are the principal to customers who purchase access to online individual course content or through our subscription offerings, as we control the promised goods or services (i.e., access to course content via the Udemy platform) before it is transferred to the customer and are primarily responsible for fulfillment with respect to delivering access to course content. We also have substantial discretion to determine the pricing of our offerings. We therefore report revenue related to these arrangements based on the gross purchase price paid by customers.

Stock-based compensation

We account for stock-based compensation from stock-based awards using the estimated fair value of the awards on the date of grant. Stock-based awards that may be granted to employees, directors, and non-employees include restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”), restricted stock, and stock purchase rights granted to employees under the Employee Stock Purchase Plan (“ESPP Rights”).

We estimate the fair value of RSUs based on our common stock price on the date of grant or modification. We estimate the fair value of stock options, SARs, and ESPP Rights using the Black-Scholes option-pricing model, which requires the use of the following subjective and complex assumptions:

Expected Term— For stock options and SARs, we use the midpoint of the vesting term and contractual expiration period to compute the expected term, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. For ESPP Rights, the expected term is equal to the purchase periods in a given offering period.

Risk-Free Interest Rate— The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the award’s expected term.

Expected Volatility— We estimate future expected volatility by considering both the average volatility of a peer group of representative public companies with sufficient trading history and, to the extent available, our historical volatility over the expected term.

Dividend Yield— The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

During the fiscal year ended December 31, 2022, we launched an equity exchange program (the “Equity Exchange”) in which eligible employees and executives were able to exchange certain outstanding stock options and SARs for RSUs on a one-for-one basis. We considered the Equity Exchange a modification event because it simultaneously canceled the existing equity-classified Eligible Awards and concurrently granted new RSUs as replacement awards. The incremental modification value was calculated as the excess of the fair value of each new RSU awarded, as measured immediately after closing of the exchange, over the fair value of the corresponding exchanged options and SARs, as measured immediately prior to closing of the exchange using the Black Scholes model described above. The incremental modification value and remaining unrecognized expense from the exchanged stock options and SARs at the time of the exchange will be recognized as stock-based compensation expense over the requisite service period for the new RSUs.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. Future grants or modifications of stock-based awards that require the use of complex valuation models may cause us to alter or refine the estimates and assumptions described above, which could impact future stock-based compensation expense.

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

Business combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Significant estimates we’ve made in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates. The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. Unanticipated events and circumstances in future periods may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill and intangible assets

We evaluate and test the recoverability of goodwill for impairment annually, during the fourth quarter, or more often if and when circumstances indicate that goodwill may not be recoverable. We also evaluate the estimated remaining useful life of intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. In order to identify potential impairment, we consider a variety of judgmental qualitative factors, which may include financial performance; legal, regulatory, contractual, political, or business factors; entity specific events; industry and market considerations; and macroeconomic conditions. To the extent we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test would be performed.

Recent accounting pronouncements
See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity

As of December 31, 2022 we had $313.7 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $151.7 million of marketable securities, consisting of investments in various U.S. government securities. In addition, we had $3.6 million of restricted cash, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. We did not hold any long-term debt as of or during the fiscal year ended December 31, 2022.

As of December 31, 2021 we had $533.9 million of cash and cash equivalents, which includes on demand deposits and amounts in transit from certain payment processors for credit and debit card transactions. In addition, we had $2.9 million of restricted cash, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. We did not hold any marketable securities or long-term debt as of or during the fiscal year ended December 31, 2021.

Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of the market value of our marketable securities portfolio as of December 31, 2022.

Foreign currency risk

The reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the fiscal years ended December 31, 2022 and 2021.

Item 8. Consolidated financial statements

The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Udemy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Udemy, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight
Board (United States) (PCAOB), the Company's internal control over financial reporting as of December
31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2022, the Company adopted Accounting Standards Update 2016-02, Leases, and related amendments (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue - Estimated service period for consumer single course purchases — Refer to Notes 2 and 3 to the financial statements.

Critical Audit Matter Description

Consumer customers purchasing a single course receive a lifetime license to the digital course content in addition to stand-ready access to the Udemy platform needed to access the course content. The Company recognizes revenue from consumer single course purchases over an estimated service period (“estimated service period”). The determination of the estimated service period involves management’s judgement in evaluating the average time period between a learner’s purchase date and the last date the learner accesses the purchased content (the “consumption data”), among other factors.
We identified the estimated service period as a critical audit matter because the judgements made by management in determining the estimated service period rely on consumption data captured by automated and internally-developed systems. This required a high degree of auditor judgement and increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), when performing audit procedures to test and evaluate the Company’s systems, software applications, and automated controls that relate to the consumption data.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated service period for consumer single course purchases included the following, among others:
•With the assistance of our IT specialists, we:
◦Identified the relevant systems used to record consumer revenue transactions and capture consumption data and tested the operating effectiveness of the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
◦Performed testing of automated controls related to the capturing of consumption data.
•We tested the operating effectiveness of internal controls related to management’s review of factors used in determining the estimated service period for consumer single course purchases, including review of the consumption data.
•We evaluated the reasonableness of the methodology used by management to determine the estimated service period and tested the mathematical accuracy of the calculations involved.
•We evaluated the reasonableness of management's estimated service period by comparing the estimate to the consumption data and other internal and external information.
•We tested the completeness and accuracy of the consumption data used to determine the estimated service period by independently purchasing and consuming courses and tracing the transaction and consumption data through the Company's IT systems and to its inclusion in the underlying course consumption data.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 27, 2023

We have served as the Company’s auditor since 2019.

Udemy, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$313,685	$533,868
Marketable securities	151,687	—
Accounts receivable, net	104,530	73,180
Prepaid expenses and other current assets	14,878	15,927
Deferred contract costs, current	30,234	18,898
Total current assets	615,014	641,873
Property and equipment, net	7,012	9,887
Capitalized software, net	27,412	20,054
Operating lease right-of-use assets	11,377	—
Restricted cash, non-current	3,629	2,900
Deferred contract costs, non-current	35,411	25,647
Strategic investments	12,104	10,000
Intangible assets, net	9,331	13,597
Goodwill	12,646	12,646
Other assets	3,632	3,247
Total assets	$737,568	$739,851
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,529	$34,627
Accrued expenses and other current liabilities	31,247	40,140
Content costs payable	37,310	35,961
Accrued compensation and benefits	22,882	22,341
Operating lease liabilities, current	7,002	—
Deferred revenue, current	273,937	208,274
Total current liabilities	386,907	341,343
Operating lease liabilities, non-current	6,545	—
Deferred revenue, non-current	4,342	2,280
Other liabilities, non-current	464	6,528
Total liabilities	398,258	350,151
Note 10 – Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.00001 par value - 50,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2022, and December 31, 2021.	—	—
Common stock, $0.00001 par value - 950,000,000 shares authorized; 145,013,786 and 139,164,693 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively.	1	1
Additional paid-in capital	951,946	848,229
Accumulated other comprehensive loss	(233)	(1)
Accumulated deficit	(612,404)	(458,529)
Total stockholders’ equity	339,310	389,700
Total liabilities and stockholders' equity	$737,568	$739,851
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Fiscal Year Ended December 31,
	2022	2021	2020
Revenue	$629,097	$515,657	$429,899
Cost of revenue	275,320	236,024	209,253
Gross profit	353,777	279,633	220,646
Operating expenses
Sales and marketing	301,347	227,023	192,600
Research and development	104,556	66,107	50,643
General and administrative	99,064	64,410	50,783
Total operating expenses	504,967	357,540	294,026
Loss from operations	(151,190)	(77,907)	(73,380)
Other income (expense)
Interest income (expense), net	4,297	(16)	(1,146)
Other income (expense), net	(4,696)	(920)	55
Total other expense, net	(399)	(936)	(1,091)
Net loss before taxes	(151,589)	(78,843)	(74,471)
Income tax provision	(2,286)	(1,183)	(3,149)
Net loss attributable to common stockholders	$(153,875)	$(80,026)	$(77,620)
Net loss per share attributable to common stockholders
Basic and diluted	$(1.09)	$(1.46)	$(2.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	140,873,504	54,972,827	33,384,438
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended December 31,
	2022	2021	2020
Net loss	$(153,875)	$(80,026)	$(77,620)
Foreign currency translation loss, net of tax	(20)	(1)	—
Change in unrealized gain (loss) on marketable securities, net of tax	(212)	—	—
Comprehensive loss	$(154,107)	$(80,027)	$(77,620)
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	79,472,483	$155,645	30,619,605	$—	$75,293	$—	$(300,883)	$(225,590)
Issuance of Series E Convertible Preferred Stock, net of $52 issuance costs	2,569,043	39,948	—	—	—	—	—	—
Issuance of Series F Convertible Preferred Stock, net of $2,320 issuance costs	3,349,812	78,511	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	32,135	—	—	32,135
Exercise of stock options	—	—	5,007,898	—	10,383	—	—	10,383
Vesting of early exercised stock options	—	—	—	—	7	—	—	7
Net loss	—	—	—	—	—	—	(77,620)	(77,620)
Balance—December 31, 2020	85,391,338	$274,104	35,627,503	$—	$117,818	$—	$(378,503)	$(260,685)
Exercise of Series A-1 redeemable convertible preferred stock warrants	12,595	163	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(85,403,933)	(274,267)	85,403,933	1	274,266	—	—	274,267
Issuance of common stock in connection with initial public offering, net of issuance costs and underwriting discount	—	—	15,150,000	—	408,416	—	—	408,416
Stock-based compensation	—	—	—	—	36,701	—	—	36,701
Exercise of stock options	—	—	2,921,957	—	11,028	—	—	11,028
Restricted stock issued for business combination	—	—	61,300	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(80,026)	(80,026)
Balance—December 31, 2021	—	$—	139,164,693	$1	$848,229	$(1)	$(458,529)	$389,700
Stock-based compensation	—	—	—	—	87,152	—	—	87,152
Exercise of stock options	—	—	1,569,999	—	7,004	—	—	7,004
Vesting of restricted stock units	—	—	3,408,672	—	307	—	—	307
Reclassification of stock appreciation rights	—	—	—	—	62	—	—	62
Issuance of common stock under employee stock purchase plan	—	—	870,422	—	9,192	—	—	9,192
Other comprehensive loss	—	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	(153,875)	(153,875)
Balance—December 31, 2022	—	$—	145,013,786	$1	$951,946	$(233)	$(612,404)	$339,310
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(153,875)	$(80,026)	$(77,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,216	15,297	11,055
Amortization of deferred sales commissions	32,279	17,801	7,486
Stock-based compensation	81,293	34,680	31,618
Allowance for credit losses	960	326	182
Accretion of marketable securities	(896)	—	—
Non-cash operating lease expense	6,205	—	—
Unrealized loss on strategic investments	2,896	—	—
Other	690	—	52
Changes in operating assets and liabilities:
Accounts receivable	(32,309)	(27,000)	(19,632)
Prepaid expenses and other assets	(4)	(9,903)	(3,344)
Deferred contract costs	(53,379)	(36,508)	(18,943)
Accounts payable, accrued expenses and other liabilities	(28,620)	7,272	17,488
Content costs payable	1,349	4,389	6,615
Operating lease liabilities	(6,487)	—	—
Deferred revenue	67,725	66,568	54,667
Net cash provided by (used in) operating activities	(60,957)	(7,104)	9,624
Cash flows from investing activities:
Purchases of marketable securities	(158,503)	—	—
Proceeds from maturities of marketable securities	7,500	—	—
Purchases of property and equipment	(1,564)	(5,335)	(5,180)
Capitalized software costs	(14,160)	(12,868)	(9,357)
Purchases of strategic investments	(5,000)	(10,000)	—
Payments related to business combination, net of cash acquired	(1,500)	(24,490)	—
Net cash used in investing activities	(173,227)	(52,693)	(14,537)
Cash flows from financing activities:
Net proceeds from exercise of stock options	7,149	10,878	10,383
Net proceeds from issuance of redeemable convertible preferred stock	—	2	120,710
Proceeds from share purchases under employee stock purchase plan	9,192	—	—
Payment of redeemable convertible preferred stock issuance costs	—	(2,250)	—
Payment of deferred offering costs	(1,586)	(5,183)	—
Cash proceeds from initial public offering	—	415,187	—
Net cash provided by financing activities	14,755	418,634	131,093

Effect of foreign exchange rates on cash flows	(25)	—	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(219,454)	358,837	126,180
Cash, cash equivalents and restricted cash—Beginning of period	536,768	177,931	51,751
Cash, cash equivalents and restricted cash—End of period	$317,314	$536,768	$177,931

	Fiscal Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$313,685	$533,868	$175,031
Restricted cash	3,629	2,900	2,900
Total cash, cash equivalents and restricted cash	$317,314	$536,768	$177,931

Supplemental disclosures of cash flow information:
Interest paid	$23	$90	$48
Income taxes paid	$678	$385	$154

Supplemental disclosure of non-cash investing and financing activities:
Accrued redeemable convertible preferred stock issuance costs	$—	$—	$2,250
Unpaid deferred offering costs	$—	$1,586	$—
Stock-based compensation in capitalized costs	$5,911	$2,571	$749
Acquisition holdback liability	$—	$1,500	$—
Changes in purchases of property and equipment in accounts payable and accrued expenses	$22	$(186)	$131
Vesting of early-exercised stock options, net	$—	$—	$7
Unrealized losses on marketable securities	$213	$—	$—
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Notes to Consolidated Financial Statements

1. Organization and description of business
Description of business
Udemy, Inc. (“Udemy” or the “Company”) was incorporated in January 2010 under the laws of the state of Delaware. The Company is headquartered in San Francisco, California.
Udemy is a global learning company whose online platform empowers organizations and individuals with flexible and effective skill acquisition and development. The Company’s learning marketplace platform enables tens of thousands of subject matter experts to develop, distribute and enhance content that reaches Udemy’s broad global audience of learners. Udemy leverages technology, data and insights to deliver personalized and effective learning experiences. The Company further curates its highest-quality content from the marketplace for Udemy Business, which enables companies around the world to offer engaging, effective, on-demand learning for all employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development.

2. Summary of significant accounting policies
Basis of consolidation and presentation— The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation, and all other normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the periods presented have been made.
Segment information— The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the fiscal years ended December 31, 2022, 2021, and 2020, the Company operated under two operating and reportable segments: Consumer and Enterprise. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 16 – Segment and geographic information.
Use of estimates— The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the results of operations during the reporting periods.
Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, allowance for credit losses, capitalization of internally developed software and associated useful lives, stock-based compensation, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated instructor withholding tax obligations, estimated period of consumption for consumer learners’ single course purchases, the period of benefit for deferred commissions, the fair value and associated useful lives of intangible assets and goodwill acquired via business combinations, and the valuation of privately-held strategic investments, including impairments. Management periodically evaluates such estimates and assumptions for continued reasonableness.
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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. No customer accounted for more than 10% of total accounts receivable as of December 31, 2022, or December 31, 2021. No customer accounted for more than 10% of total revenue during the fiscal years ended December 31, 2022, 2021, and 2020.
Summary of significant accounting policies

Revenue recognition— The Company accounts for revenue under ASC Topic 606, Revenue from Contracts with Customers. The Company’s two sources of revenues are its Consumer and Enterprise business channels.

Consumer revenue— The Company generates revenue by selling access to course content on the Udemy platform directly to individual learners. Consumer revenues consist of (i) single course purchases and (ii) consumer subscriptions. All contracts with consumer customers are billed in advance and require payment by the customer prior to accessing any course content, or in the case for new consumer subscription customers, upon expiration of the 7-day free trial.

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

Consumer subscriptions are either one-month or one-year in duration and paid in advance, with new customers able to sign up for a 7-day free trial period. Once the free trial period lapses and advance payment is made, there is no right to a refund (unless otherwise required by applicable law). Subscribers have continuous access to enroll in and consume an unlimited number of curated courses included in the subscription catalog on the platform during the subscription term. Subscribers retain access to the courses in which they enroll for the duration of their subscriptions (including any renewal period), even if the instructor subsequently elects to remove the course from the Company’s subscription programs. The continual access to the platform represents a series of distinct services, as the Company continually provides access to, and fulfills its obligation to, the customer over the contract term. Consumer subscriptions automatically renew at the end of the subscription term. Customers may cancel renewal of their subscription at any point but will retain their access to the platform until the end of the current subscription term.

Enterprise revenue— The Company primarily generates revenue by selling subscription licenses to a variety of enterprise and government customers.

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

Standard subscription agreements have auto-renewal clauses, which allow the agreement to continue after the expiration of the initial term. The Company’s standard billing terms are to invoice upfront annually for contracts with terms of one year or longer. For contracts that are less than one year, the Company generally bills in advance on a quarterly or semi-annual basis. The Company recognizes unbilled receivables that relate to consideration for services completed but not billed as of period end. The unbilled receivables are recorded in accounts receivable, net, and were not material for any period presented.

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
5) Recognize revenue when or as performance obligations are satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that Udemy expects to receive in exchange for those services. Udemy has a stand ready obligation to deliver its services continually throughout the requisite contract period, which is either lifetime access for consumer single course purchases or the contractual subscription term for UB and consumer subscription customers. As such, the Company recognizes revenue on a straight-line basis as it satisfies the performance obligation, using an estimated service period for individual consumer single course purchases and the contractual subscription term for UB and consumer subscription customers.

Other than the circumstances noted below, no significant judgment has historically been required in determining the amount and timing of revenue from the Company’s contracts with customers.

Principal vs. agent—In order to determine if revenue should be reported gross or net of either payments to third-party instructors or amounts retained by reseller partners who sell access to Enterprise subscription offerings, the Company evaluated whether Udemy acts as the principal in sales of its online course offerings. An entity is the principal if it controls a good or service before it is transferred to the end customer. Key indicators that management evaluated in determining gross versus net treatment included but are not limited to:
•the nature of the Company’s promise to the customer, as well as the distinct performance obligation identified;
•the underlying contract terms and conditions between the parties to the transaction;
•which party is primarily responsible for fulfilling the promise to provide the specified good or service to the end customer;
•which party has inventory risk before the specified good or service has been transferred to the end customer; and
•which party has discretion in establishing the price for the specified good or service.

Based on an evaluation of the above indicators, management determined that the Company is the principal to learners who purchase access to online course content via direct or reseller sales of its consumer and enterprise offerings. The Company controls the promised goods or services (i.e., access to course content via the Udemy platform) before it is transferred to the customer and is primarily responsible for fulfillment with respect to delivering access to course content. The Company is the entity which licenses content to learners as the agreements with instructors grant the Company the right to sub-license content to its learners at its discretion. The Company also has substantial discretion to determine the pricing of its offerings. Therefore, the Company reports the gross purchase price paid by the customer related to these arrangements in the revenue caption of the consolidated statements of operations. The Company records payments to instructors as content costs within cost of revenues, while amounts retained by reseller partners for Enterprise sales are recognized as customer support costs within cost of revenues and deferred sales commissions within sales and marketing, based on the nature of the partnership transaction.

Estimated service period for consumer single course purchases—The Company considers a variety of data points when determining the estimated service period for a consumer single course purchase over which revenue is recognized. Quantitative data points considered include, but are not limited to, the average time period between a learner’s purchase date and the last date the learner accesses the purchased content, the average total hours consumed for a given purchase, and the time period over which learner activity stabilizes. Management also considers certain qualitative factors such as the nature of the Company’s consumer offerings, known online trends, and, to the extent publicly available, service periods of competitors’ online content that is similar in nature to those offered by the Company. The Company believes consideration of all of these factors enables the Company to determine the best representation of the time period during which consumer learners access the online course content on the Company’s platform and therefore the service period over which the Company provides services to learners. Determining the estimated service period is subjective and requires management’s judgment. Future usage patterns may differ from historical usage patterns, and the estimated service period may change in the future. The estimated service period for consumer single course purchase transactions is four months from the date of enrollment.

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

Cost of revenues— Costs of revenues are related to content costs (which are payments to instructors), payment and mobile processing fees, costs associated with the hosting of digital content, employee-related expenses for the customer support organization, including salaries, benefits, stock-based compensation, facilities and other expenses, depreciation of network equipment, and amortization of capitalized software.

Advertising costs— Advertising costs are expensed as incurred. Advertising expense is recorded in sales and marketing expenses in the consolidated statements of operations and was $97.0 million, $105.2 million and $110.5 million for the fiscal years ended December 31, 2022, 2021 and 2020.

Research and development— Research and development costs are expensed as incurred. Research and development expenses include salaries, benefits, stock-based compensation, costs related to the ongoing management, maintenance, and expansion of features and services offered on the Company’s platform. Research and development costs also include contracted services, supplies, and other miscellaneous expenses.

Stock-based compensation— The Company accounts for its stock-based compensation pursuant to ASC Topic 718, Compensation-Stock Compensation, which requires the measurement and recognition of stock-based awards using the estimated fair value of the awards on the date of grant. Stock-based awards include stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and restricted stock granted to employees, directors, and non-employees, and stock purchase rights granted to employees under the Employee Stock Purchase Plan (“ESPP Rights”).

The Company estimates the fair value of RSUs and restricted stock based on the fair value on the date of grant. The Company estimates the fair value of stock options, SARs, and ESPP Rights using the Black-Scholes option-pricing model, which requires the use of the following subjective and complex assumptions:

Expected term— For stock options and SARs, the Company has elected to use the midpoint of the vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. For ESPP Rights, the expected term is equal to the purchase periods in a given offering period.

Risk-free interest rate— The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the award’s expected term.

Expected volatility— The Company estimates future expected volatility by considering both the average volatility of a peer group of representative public companies with sufficient trading history and, to the extent available, its historical volatility over the expected term.

Dividend yield— The expected dividend was assumed to be zero as the Company has never paid dividends and has no current plans to do so.

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

Income taxes— The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach in accounting for income taxes. Under this method, the tax provision includes taxes currently due plus the net change in deferred tax assets and liabilities. Deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refund received, as provided for under currently enacted tax law. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not expected to be realized.

ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest accrued related to uncertain tax positions as a component of the provision for income taxes. There was no accrued interest or penalties associated with any uncertain tax positions, nor was any interest expense recognized during the fiscal years ended December 31, 2022, 2021 and 2020. The Company does not currently anticipate that any significant increase or decrease to uncertain tax positions will be recorded during the next twelve months.

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

Net loss per share attributable to common stockholders— Prior to the completion of the Company’s Initial Public Offering (“IPO”) and the conversion of all outstanding preferred shares into common stock, basic and diluted net loss per share attributable to common stockholders was computed in conformity with the two-class method required for participating securities. The Company considered all series of its redeemable convertible preferred stock to be participating securities as the holders of such stock had the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company’s losses.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, common stock options, RSUs, restricted stock, contingently issuable shares under the Company’s ESPP plan, and early exercised common stock options subject to repurchase are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for the periods presented. For the fiscal years ended December 31, 2021 and 2020, outstanding redeemable convertible preferred stock and redeemable convertible preferred stock warrants were also considered to be common stock equivalents, but were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive.

Comprehensive loss— Comprehensive loss consists of two components, net loss and other comprehensive loss, net of tax. Other comprehensive loss, net of tax, refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity (deficit) but are excluded from net loss. The Company’s other comprehensive loss for the fiscal year ended December 31, 2022 consisted of changes in unrealized holding losses on available-for-sale securities and foreign currency translation gains and losses. The Company’s other comprehensive income for the fiscal year ended December 31, 2021 consisted of foreign currency translation gains and losses. The Company recorded no other comprehensive income or loss for the fiscal year ended December 31, 2020.

Fair value of financial instruments— The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value are either observable or unobservable. Observable inputs reflect assumptions that market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based on their own market assumptions.

The Company utilizes the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:

Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2— Inputs are observable, unadjusted quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data; and

Level 3— Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value due to the relatively short-term maturities and are classified as short-term assets and liabilities, as appropriate, in the accompanying consolidated balance sheets.

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

Cash and cash equivalents— Cash and cash equivalents include on demand deposits, money market funds, and other highly liquid investments with original or remaining maturities of less than 90 days when purchased. Cash equivalents also include amounts in transit from certain payment processors for credit and debit card transactions, which typically settle within five business days.

Restricted cash— Restricted cash primarily consists of cash restricted in connection with lease agreements for the Company’s facilities. Restricted cash is included in current assets for leases that expire within one year from the balance sheet date and in non-current assets for leases that expire in more than one year from the balance sheet date.

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

Accounts receivable, net— Accounts receivable primarily represent amounts owed to the Company for Enterprise subscriptions. Also included in accounts receivable are amounts due from payment processors or mobile application store partners that settle over a period longer than five business days. Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable is presented net of allowance for credit losses in the accompanying consolidated balance sheets.

The Company maintains an allowance based upon expected credit losses of outstanding receivables. Management derives its estimate using a variety of factors, including historical collection and loss patterns; the current aging of receivables; geographic and other customer-specific credit risk factors; and reasonable and supportable forecasts of future economic conditions which inform adjustments to historical loss patterns. The provision for expected credit losses is recorded in general and administrative expenses in the accompanying consolidated statements of operations. Accounts receivable deemed to be uncollectible are written off, net of expected or actual recoveries.

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses
Fiscal Year Ended December 31, 2022	$678	$960	$(110)	$1,528
Fiscal Year Ended December 31, 2021	$643	$326	$(291)	$678
Fiscal Year Ended December 31, 2020	$582	$182	$(121)	$643

Deferred contract costs— Sales commissions earned by the Company’s sales force on both new and renewal business are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over an estimated period of benefit of four years, as commissions paid for initial and renewal contracts are generally not considered commensurate. The Company determined the period of benefit by taking into consideration the length of terms in its Enterprise customer contracts, changes and enhancements in course offerings, and other factors.

In addition, a portion of the revenue share retained by enterprise reseller partners from sales to UB customers is considered an incremental and recoverable cost of obtaining a contract with a customer. This cost is deferred and amortized on a straight-line basis over the service term of the corresponding contractual subscription term, as commissions paid to resellers on initial and renewal contracts are generally commensurate.

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

Property and equipment, net— Property, equipment, and purchased software are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are generally three years for computers, purchased software, and equipment, and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected as operating expenses in the consolidated statements of operations.

Capitalized software, net— The Company capitalizes costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once an application has reached the development stage, qualifying internal and external costs are capitalized until the software feature is substantially complete and ready for its intended use. Capitalized qualifying costs are amortized on a straight-line basis when the software is ready for its intended use over an estimated useful life, which is generally three years. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

The Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) on January 1, 2022.

Operating leases are included in operating lease right-of-use (“ROU”) assets and in operating lease liabilities in the accompanying consolidated balance sheet. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

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

Strategic investments— The Company holds an investment in equity securities of a privately held company without a readily determinable fair value and in which the Company does not have a controlling interest. Investments in equity securities without readily determinable fair values are initially recorded at cost and are subsequently adjusted to fair value only in the event of either price changes from observable transactions in the same or a similar security from the same issuer or impairment, as discussed below. This practice is referred to as the measurement alternative.

Privately held equity securities are valued using significant unobservable inputs or data in inactive markets. This valuation requires judgment due to the absence of market prices and inherent lack of liquidity and are classified as Level 3 in the fair value hierarchy. In determining the estimated fair value of investments in privately held companies, the Company utilizes the most recent data available including observed transactions, such as equity financing transactions of the investees and sales of the existing shares of the investees’ securities. In addition, the determination of whether an observed transaction is similar to the equity securities held by the Company requires significant management judgment based on the rights and preferences of the securities.

The Company evaluates its strategic investment for impairment at each reporting period. This evaluation consists of several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. Based on an assessment performed during the fiscal year ended December 31, 2022, the Company recognized an impairment loss of $2.9 million, which is recorded in other expense, net in the accompanying consolidated statements of operations. No impairment losses were recorded in the fiscal year ended December 31, 2021. The Company did not hold any strategic investments in the fiscal year ended December 31, 2020.

Goodwill and intangible assets— Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the fiscal years ended December 31, 2022 and 2021.

Goodwill represents the excess purchase price over net assets acquired in the Company’s business combinations. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. No impairments were recorded during the fiscal years ended December 31, 2022 and 2021 as the result of these assessments.

Impairment of long-lived assets— The Company evaluates the carrying value of long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. The Company did not identify any impairment losses on long-lived assets for fiscal years ended December 31, 2022, 2021 and 2020.

Deferred revenue— The Company records contract liabilities to deferred revenue for amounts billed to customers in advance of the performance obligations being satisfied, and primarily consists of the unearned portion of enterprise and consumer services. The Company also recognizes an immaterial amount of contract assets, or unbilled receivables, primarily relating to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer.

Business combinations— In accordance with applicable accounting standards, the Company estimates the fair value of acquired assets and assumed liabilities as of the acquisition date of business combinations. The purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer relationships and developed technology, costs to recreate acquired vendor relationships, royalty rates, and discount rates.

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

The Company adopted Topic 842 on January 1, 2022, using the modified retrospective approach. The Company elected the package of practical expedients, the use of hindsight in determining the lease term, and the practical expedient to not recognize an operating ROU asset or operating lease liability for leases with a term of 12 months or less. Upon adoption, the Company recognized $17.6 million in operating ROU assets and $20.0 million in operating lease liabilities in its consolidated balance sheets. The difference between the amounts of operating ROU assets and operating lease liabilities consisted of deferred rent and prepaid rent that were derecognized upon transition. There was no adoption date impact to accumulated deficit, and adoption of the new standard did not have a material impact on the Company’s consolidated statements of operations or cash flows.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, for which adoption effective dates were subsequently amended by ASU 2019-10. This ASU replaces the existing incurred loss impairment model with a future expected credit loss model and requires a financial asset measured at amortized cost, such as accounts receivable and available-for-sale debt securities, to be presented at the net amount expected to be collected. The Company adopted this ASU on a modified retrospective basis with an effective date of January 1, 2022. The adoption did not result in a material impact or cumulative effect adjustment to the consolidated financial statements given historical and anticipated collection trends, credit risk profiles of enterprise customers, and other external factors.
In December 31, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The Company adopted this ASU effective January 1, 2022, and the adoption did not have a material impact on the consolidated financial statements.

3. Revenue recognition

Deferred revenue— Revenue recognized for the fiscal year ended December 31, 2022 from amounts included in deferred revenue as of December 31, 2021 was $204.4 million. Revenue recognized for the fiscal year ended December 31, 2021 from amounts included in deferred revenue as of December 31, 2020 was $139.5 million. Revenue recognized for the fiscal year ended December 31, 2020 from amounts included in deferred revenue as of December 31, 2019 were $83.4 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019
Deferred revenue:
Enterprise	$219,030	$148,966	$84,241	$40,686
Consumer	59,249	61,588	58,135	47,023
Total deferred revenue	$278,279	$210,554	$142,376	$87,709

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to unearned revenue from Consumer single course purchase arrangements and unearned and unbilled revenue from multi-year Enterprise subscription contracts with future installment payments at the end of any given period. As of December 31, 2022, the aggregate transaction price for remaining performance obligations was $478.7 million, of which 69% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Fiscal Year Ended December 31, 2022	$44,545	$53,379	$(32,279)	$65,645
Fiscal Year Ended December 31, 2021	$25,837	$36,509	$(17,801)	$44,545
Fiscal Year Ended December 31, 2020	$14,380	$18,943	$(7,486)	$25,837

4. Investments and fair value measurements

The Company’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis within the fair value hierarchy are as follows (in thousands):

As of December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$130,377	$—	$—
U.S. government securities	—	48,900	—
Total cash equivalents	$130,377	$48,900	$—

Marketable securities:
U.S. government securities	$—	$151,687	$—

Non-current assets:
Strategic investments	$—	$—	$12,104

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$462

As of December 31, 2021	Level 1	Level 2	Level 3
Non-current assets:
Strategic investments	$—	$—	$10,000

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$818

A summary of the changes in the fair value of Level 3 financial instruments, of which remeasurement of SARs, remeasurement of redeemable convertible preferred stock warrants, and strategic investment impairment are recognized in the consolidated statements of operations, is as follows (in thousands):

	Warrants	Stock Appreciation Rights	Strategic Investments
Balance— December 31, 2019	$108	$36	$—
Change in fair value of redeemable convertible preferred stock warrants	52	—	—
Vesting and remeasurement of SARs, net	—	232	—
Balance— December 31, 2020	160	268	—
Exercise of redeemable convertible preferred stock warrants	(160)	—	—
Vesting and remeasurement of SARs, net	—	550	—
Purchases of strategic investments	—	—	10,000
Balance— December 31, 2021	—	818	10,000
Vesting and remeasurement of SARs, net	—	(294)	—
Purchases of strategic investments	—	—	5,000
Amount reclassified from liability to equity upon exchange	—	(62)	—
Unrealized loss on strategic investments	—	—	(2,896)
Balance— December 31, 2022	$—	$462	$12,104

During the fiscal year ended December 31, 2021, the remaining outstanding 12,595 warrants to purchase Series A-1 redeemable convertible preferred stock were exercised for an immaterial amount of cash proceeds at an exercise price of $0.196 per share. The Company reclassified the $0.2 million fair value of the warrants into Series A-1 redeemable convertible preferred stock on the consolidated balance sheet. The change in fair value of the warrants during fiscal year ended December 31, 2021 was immaterial.

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$134,408	$—	$—	$134,408
Money market funds	130,377	—	—	130,377
U.S. government securities	48,899	4	(3)	48,900
Total cash and cash equivalents	313,684	4	(3)	313,685
Marketable securities:
U.S. government securities	151,900	30	(243)	151,687
Total cash, cash equivalents, and marketable securities	$465,584	$34	$(246)	$465,372

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	December 31, 2022
	Fair Value	Gross Unrealized Losses
Cash equivalents:
U.S. government securities	$24,960	$(3)

Marketable securities:
U.S. government securities	59,057	(243)
Total securities in an unrealized loss position	$84,017	$(246)

Realized gains and losses reclassified from accumulated other comprehensive loss to other income (expense), net were zero for the fiscal year ended December 31, 2022.

No securities had been in a continuous unrealized loss position for twelve months or longer as of December 31, 2022. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of December 31, 2022, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of December 31, 2022, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Prepaid expenses and other current assets— Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid expenses	$10,512	$12,465
Capitalized cloud computing costs, current	941	808
Short term deposits	181	745
Other current assets	3,244	1,909
Prepaid expenses and other current assets	$14,878	$15,927

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Computers and equipment	$7,820	$6,798
Furniture and fixtures	4,870	4,701
Purchased software	383	383
Leasehold improvements	19,109	18,932
Construction in progress	—	18
Total property and equipment	32,182	30,832
Less accumulated depreciation and amortization	(25,170)	(20,945)
Property and equipment, net	$7,012	$9,887
Depreciation expense was $4.3 million, $4.5 million, and $4.2 million for the fiscal years ended December 31, 2022, 2021, and 2020, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Capitalized software	$63,748	$43,804
Less accumulated amortization	(36,336)	(23,750)
Capitalized software, net	$27,412	$20,054
Amortization expense of capitalized software was $12.6 million, $9.3 million, and $6.9 million for the fiscal years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

2023	$13,975
2024	9,651
2025	3,786
Total expected amortization	$27,412

6. Leases

The Company adopted Topic 842 as of January 1, 2022 using the modified retrospective approach.

The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026.

During the fiscal year ended December 31, 2022, the Company recorded operating lease costs of $6.8 million and variable lease costs of $0.8 million. During the fiscal year ended December 31, 2022, the Company recognized an immaterial amount for short term lease expense and no sublease income.

The following tables set forth a summary of information pertaining to the Company’s operating leases (dollar amounts in thousands):

Fiscal Year Ended December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives	$6,740

December 31, 2022
Weighted average remaining term (years)	2.0
Weighted average discount rate	3.8%

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of December 31, 2022, were as follows (in thousands):

2023	$7,135
2024	5,770
2025	809
2026	410
Gross lease payments	14,124
Less imputed interest	(578)
Present value of operating lease liabilities	$13,546

Future minimum lease payments as measured under Topic 840 for noncancellable operating leases as of December 31, 2021, were as follows (in thousands):

2022	$7,826
2023	7,212
2024	5,921
2025	809
2026	410
Total lease commitments	$22,178

Rent expense for operating leases under Topic 840 was $5.8 million and $5.5 million for the fiscal years ended December 31, 2021 and 2020, respectively.

7. Business combinations
On August 24, 2021, the Company completed its acquisition of CorpU, an online learning platform and content catalog focused on blended executive training. The acquisition is intended to deepen the Company’s UB offerings through CorpU’s cohort-based learning in scalable, virtual environments. The transaction has been accounted for as a business combination.

The purchase price was $28.6 million, of which $27.1 million was paid at closing. The remaining balance of $1.5 million was paid during the fiscal year ended December 31, 2022.

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

The Company has included the financial results of CorpU in the consolidated financial statements from the date of acquisition, which for the fiscal years ended December 31, 2022 and 2021 were not material. The business combination does not qualify as an acquisition of a significant business, and therefore pro forma financial statements were not required. Acquisition costs of $0.3 million were included in general and administrative expenses in the consolidated financial statements during the year of acquisition.

8. Intangible assets, net and goodwill

As of December 31, 2022, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(1,239)	$4,261
Vendor relationships	3 years	4,500	(2,028)	2,472
Developed technology	3 years	4,200	(1,893)	2,307
Tradename	2 years	900	(609)	291
Total		$15,100	$(5,769)	$9,331

As of December 31, 2021, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(323)	$5,177
Vendor relationships	3 years	4,500	(529)	3,971
Developed technology	3 years	4,200	(493)	3,707
Tradename	2 years	900	(158)	742
Total		$15,100	$(1,503)	$13,597

Amortization expense of intangible assets for the fiscal years ended December 31, 2022 and 2021 was $4.3 million and $1.5 million, respectively. The Company did not have any intangible assets as of December 31, 2020.

The expected future amortization expense for intangible assets as of December 31, 2022 was as follows (in thousands):

2023	$4,108
2024	2,795
2025	917
2026	917
2027	594
Total expected amortization	$9,331

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of December 31, 2022.

9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued expenses	$8,494	$7,326
Indirect tax reserves	6,627	18,392
Indirect tax payables	9,137	10,786
Deferred rent, current	—	803
Other current liabilities	6,989	2,833
Accrued expenses and other current liabilities	$31,247	$40,140
Indirect tax payables relate to amounts collected from customers on behalf of third-party taxing authorities, primarily on sales in the U.S. and in international jurisdictions. Indirect tax payables also include withholding taxes on payments made to the Company’s instructors before remitting these amounts to the taxing authorities.

As of December 31, 2022, indirect tax reserves consist of the residual interest payable on the Company’s instructor withholding tax reserves and other indirect tax reserves.

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

Prior to March 2020, the Company had not obtained appropriate taxpayer identification forms from instructors, nor remitted applicable tax withholding amounts to the U.S. Internal Revenue Service (“IRS”) where required. In accordance with GAAP, the Company recorded a provision for its tax exposure when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. Given the significant quantity of instructor payments that the Company makes in its operations, the Company had applied a statistical sampling approach that is analogous to methods commonly used by the IRS during IRS audits when determining the extent of withholding tax obligations for the historical instructor payments.

Beginning in March 2020, the Company began collecting appropriate taxpayer identification forms from its instructors, assessing whether the forms justified a reduced rate of withholding or withholding exemption, and remitting withholding tax payments to the IRS where required. The Company also began reporting payments to its non-U.S. instructors and the IRS annually where required to do so.

In 2020, the Company approached the IRS to address the historical tax withholding amounts for instructors and engaged in a voluntary disclosure program. As of December 31, 2022, the Company has filed all outstanding withholding tax returns and has paid the associated tax obligation to the IRS. The estimated interest associated with the reserve is still outstanding.

Changes in the estimated amount the Company has determined it will owe are recorded in general and administrative expenses in the accompanying consolidated statements of operations. Estimated interest is recorded in interest income (expense), net in the accompanying consolidated statement of operations.

Changes to the instructor withholding tax reserve are as follows (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$17,036	$22,166	$20,926
Amounts charged to (released from) expense	(781)	(5,130)	2,826
Net payments and settlements	(13,727)	—	(1,586)
Balance, end of period	$2,528	$17,036	$22,166

10. Commitments and contingencies
Noncancellable purchase commitments— The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising vendors that are noncancellable. Future noncancellable commitments under these arrangements as of December 31, 2022 were as follows (in thousands):

2023	$24,333
2024	15,860
2025	21,000
Total purchase commitments (1)	$61,193
(1) Includes $45.0 million of non-cancelable contractual commitments as of December 31, 2022 related to the Company's third-party cloud infrastructure agreement, under which the Company committed to spend an aggregate of at least $45.0 million between January 2023 and December 2025, with a $12.0 million minimum purchase commitment each year. The Company is required to pay the residual difference if it fails to meet the aggregate minimum purchase commitment by December 2025.

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
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accompanying consolidated balance sheets, within accrued expenses and other current liabilities as of December 31, 2022, and other liabilities, non-current as of December 31, 2021.

11. Income taxes

The domestic and foreign components of income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
Domestic	$(155,528)	$(80,243)	$(77,212)
Foreign	3,939	1,400	2,741
Total net loss before taxes	$(151,589)	$(78,843)	$(74,471)

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	45	183	63
Foreign	2,241	1,149	2,937
Total current income tax expense	2,286	1,332	3,000
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	(149)	149
Total deferred income tax expense	—	(149)	149
Total provision for income taxes	$2,286	$1,183	$3,149

The Company had an effective tax rate of (1.51)%, (1.50)%, and (4.23)% for the fiscal years ended December 31, 2022, 2021, and 2020, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate as a percentage of loss before income taxes is as follows:

	Fiscal Year Ended December 31,
	2022	2021	2020
Federal tax expense	21.00%	21.00%	21.00%
State taxes, net of federal benefit	1.24%	1.07%	1.17%
Foreign rate differential	(0.33)%	(0.12)%	(0.32)%
Withholding taxes	(0.60)%	(0.78)%	(3.06)%
Nondeductible compensation	(2.52)%	(5.29)%	—%
Stock-based compensation	(3.18)%	0.27%	(1.94)%
Change in valuation allowance	(21.41)%	(34.54)%	(21.16)%
Research and development credits	4.69%	16.87%	—%
Other	(0.40)%	0.02%	0.08%
Effective tax rate	(1.51)%	(1.50)%	(4.23)%

Significant components of the net deferred tax assets (liabilities) for the fiscal years ended December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Accruals and reserves	$5,107	$4,795
Deferred revenue	61,285	45,268
Net operating loss	30,047	42,008
Research and development tax credits	20,412	13,301
Stock-based compensation expense	7,995	2,952
Indirect tax reserves	1,496	4,107
Property and equipment, net	2,031	1,799
Capitalized research and development costs	23,475	—
Operating lease liabilities	2,767	—
Other	491	351
Gross deferred tax assets	155,106	114,581
Valuation allowance	(129,453)	(97,010)
Total deferred tax assets	25,653	17,571
Deferred tax liabilities:
Deferred contract costs	(14,814)	(10,009)
Operating lease right-of-use assets	(2,245)	—
Other deferred tax liabilities	(8,594)	(7,562)
Total deferred tax liabilities	(25,653)	(17,571)
Net deferred tax liabilities	$—	$—

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets.

As of December 31, 2022 and December 31, 2021, the Company has established a valuation allowance of $129.5 million and $97.0 million, respectively, against its gross deferred tax assets due to the uncertainty surrounding the realization of such assets. The change in total valuation allowance from 2021 to 2022 was an increase of $32.5 million.

As of December 31, 2022, the Company had $132.7 million of federal net operating loss (“NOL”) carryforwards. $44.5 million of federal NOL carryforwards generated in taxable years beginning prior to January 1, 2018 begin expiring in 2030, if not utilized. $88.2 million of federal NOL carryforwards generated in taxable years beginning after December 31, 2017 have an indefinite carryforward period, but are subject to the 80% deduction limitation based upon pre-NOL deduction taxable income.

As of December 31, 2022, the Company had $31.7 million of state NOL carryforwards. The state NOL carryforwards begin expiring in 2030, if not utilized.

As of December 31, 2022, the Company had U.S. federal and state research and development tax credit carryforwards of $15.5 million and $12.3 million, respectively. The federal research and development tax credit carryforwards will expire in various amounts beginning in 2035 while the state research and development tax credit carryforwards can be carried forward indefinitely.

The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all their research and development costs for U.S. tax purposes, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in 2022, the Company began capitalizing and amortizing research and development costs over a five-year period for domestic research and a fifteen-year period for international research rather than expensing these costs.

The utilization of the Company’s net operating losses may be subject to a limitation due to the “ownership change” provisions under Section 382 of the Internal Revenue Code and similar state and foreign provisions. Such limitation may result in the expiration of the net operating loss carryforwards generated before 2018 prior to their utilization. The Company has performed a recent Section 382 study as of December 31, 2022 to determine any potential Section 382 limitations on the utilization of its net operating loss carryforwards and tax credit carryforwards and has determined that no additional ownership changes have occurred since November 2012. The Company experienced two ownership changes with the Company’s Series A and A-1 redeemable convertible preferred stock offering in September 2011 and with the Company’s Series B redeemable convertible preferred stock offering in November 2012. The Company has estimated that the gross U.S. federal NOL carryforwards from 2010 to 2012 that would be subject to limitation are approximately $3.4 million.

For the fiscal year ended December 31, 2021, the Company performed a Section 382 study to determine any potential Section 382 limitations on the utilization of the acquired federal NOLs from the business combination of CorpU. The Company determined that CorpU experienced an ownership change in May 2013 and therefore, the federal gross NOL carry forwards of $20.7 million would be subject to limitation. The $3.2 million of acquired NOL carryforwards subject to the Section 382 limitation will expire unutilized, therefore the deferred tax asset associated with such NOLs were written off.

Uncertain tax positions— As of December 31, 2022 and 2021, the Company had gross unrecognized tax benefits of $5.3 million and $3.6 million, respectively, related to federal and state research and development tax credits. The Company has performed a research and development tax credit study and has reserved against a portion of its federal and state research and development tax credit carryforwards. The Company’s tax position of such credits is not more likely than not to be sustained upon examination. The Company has recorded an uncertain tax position related to the deferred tax asset recognized for these credits.

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$3,608	$10,580	$146
Increases (decreases) related to prior year tax positions	224	(7,892)	7,006
Increases related to current year tax positions	1,478	920	3,428
Statute of limitations expirations	—	—	—
Gross unrecognized tax benefits at the end of the year	$5,310	$3,608	$10,580

The Company is currently unaware of uncertain tax positions that could result in significant additional payments, accruals, or other material deviations in the next 12 months. The Company currently does not record interest and penalties, if any, related to unrecognized tax benefits. None of the unrecognized tax benefits as of December 31, 2022, if recognized in a future period, would affect the Company’s effective tax rate.

The Company files income tax returns in U.S. federal, and certain state and foreign jurisdictions with varying statutes of limitations. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through the fiscal year ended December 31, 2022. There are currently no income tax audits underway by U.S. federal or state jurisdictions. There are income tax audits in Turkey and India that began in 2022 but no notices or assessments have been issued at this time.

The Company intends to indefinitely reinvest any future undistributed foreign earnings outside the United States and therefore such earnings will not be subject to U.S. federal or state, or foreign withholding tax. The Company has prepared an analysis of the repatriation of earnings outside of the U.S. and has determined that the potential tax in connection with such repatriation is approximately $0.3 million.

Intended to provide economic relief to those impacted by the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 and includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. Under the CARES Act, the Company deferred $2.6 million related to the employer portion of social security taxes during the year ended December 31, 2020, of which $1.5 million was settled in 2021 and $1.1 million was settled in 2022.

12. Employee retirement plan
The Company maintains a 401(k) retirement savings plan covering eligible employees. Employee contributions to the plan consist of a percentage based on eligible employee compensation. The Company matches 25% of an employee’s contribution up to 6% of the employee’s compensation, with a cap of $500 annually, subject to a two-year graded vesting schedule that vests 50% after an employee’s first year of employment and 100% after two years of employment. The Company contributed $0.5 million, $0.4 million, and $0.2 million for the fiscal years ended December 31, 2022, 2021, and 2020, respectively.

13. Related party transactions
Naspers Ltd. (“Naspers”), through an investment entity controlled by Prosus N.V. (“Prosus”), beneficially owns more than 5% of the Company’s outstanding capital stock. A current member of the Company’s Board of Directors is an executive officer of a Prosus operating subsidiary, OLX Global B.V. A former member of the Company’s Board of Directors, who resigned in September 2022, was an executive officer of Prosus. Naspers and certain entities directly and indirectly controlled by Naspers are customers of the Company’s Enterprise subscription offering. The Company recorded $1.5 million, $1.5 million, and $1.3 million of revenue from services provided to these customers during the fiscal years ended December 31, 2022, 2021, and 2020. As of December 31, 2022 and 2021 the Company had an accounts receivable balance with these customers of $0.1 million and $0.1 million, respectively.

Insight Partners, where a member of the Company’s Board of Directors is a Managing Director, is affiliated with certain vendors that the Company has contracted to provide technology and software solutions. During the fiscal years ended December 31, 2022, 2021, and 2020, the Company recorded $0.9 million, $0.9 million, and $0.3 million, respectively, of expense with these vendors. As of December 31, 2022 and 2021 the Company had an accounts payable balance with these vendors of zero and $0.1 million, respectively.

Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering. The Company recorded $0.5 million of revenue from services provided to these customers during the fiscal year ended December 31, 2022. As of December 31, 2022, the Company had a $0.4 million accounts receivable balance with these customers.

14. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common stock— Common stockholders are entitled to one vote per share. As of December 31, 2022 and 2021, there were 16,178,101 and 2,545,051 RSUs outstanding as detailed in the RSU activity table below. As of December 31, 2022 and 2021, there were 10,333,771 and 20,342,259 outstanding stock options to purchase common stock as detailed in the stock options activity tables below. Additionally, the Company had the following common stock available for future issuances of stock-based awards:

	December 31,	December 31,
	2022	2021
Shares available for future issuance under:
2021 Equity Incentive Plan	2,814,126	11,417,359
2021 Employee Stock Purchase Plan	1,929,578	2,800,000
Total shares of common stock available for future issuance	4,743,704	14,217,359
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

The following is a summary of activity for stock options under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2021	19,942,259	$9.70	8.14	$226,350
Granted	—	—
Exercised	(1,569,999)	4.46
Canceled in connection with the Equity Exchange	(6,762,489)	18.62
Canceled	(1,326,000)	13.23
Balance - December 31, 2022	10,283,771	$4.18	6.38	$66,234
Vested & expected to vest as of December 31, 2022	10,283,771	$4.18	6.38	$66,234
Exercisable as of December 31, 2022	8,770,918	$3.91	6.26	$58,562
There were no stock options granted during the fiscal year ended December 31, 2022. The weighted average grant date fair values of stock options granted during the fiscal years ended December 31, 2021 and 2020 were $16.01 and $5.48 per share, respectively.

Total aggregate intrinsic value of options exercised during the fiscal years ended December 31, 2022, 2021, and 2020 was $13.7 million, $59.7 million, and $34.8 million, respectively.

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $5.5 million, which will be recognized over a weighted average period of 0.9 years.

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

	Fiscal Year Ended December 31,
	2021	2020
Risk-free interest rate	1.0%	0.5%
Expected volatility	60.5%	57.3%
Expected life (in years)	6.0	5.9
Expected dividend yield	—%	—%

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

The following is a summary of activity for SARs under the Equity Incentive Plans:

	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2021	106,155	$8.45	8.25	$1,267
Granted	—	—
Exercised	(743)	3.63
Canceled in connection with the Equity Exchange	(21,055)	19.19
Canceled	(2,587)	12.63
Balance - December 31, 2022	81,770	$5.44	6.90	$418
Vested & expected to vest as of December 31, 2022	81,770	$5.44	6.90	$418
Exercisable as of December 31, 2022	66,325	$5.21	6.81	$354

There were no SARs granted during the fiscal year ended December 31, 2022. The weighted average grant date fair values of SARs granted during the fiscal years ended December 31, 2021 and 2020 were $22.47 and $6.04 per share, respectively.

As of December 31, 2022, total compensation cost related to unvested SARs not yet recognized was $0.1 million, which will be recognized over a weighted average period of 1.0 year.

The Company estimates the fair value of stock-based compensation for SARs by utilizing the Black-Scholes option-pricing model as described above. The calculation of grant date fair value was based on the following weighted average assumptions:

	Fiscal Year Ended December 31,
	2021	2020
Risk-free interest rate	1.5%	0.7%
Expected volatility	60.9%	58.3%
Expected life (in years)	6.2	6.1
Expected dividend yield	—%	—%

Restricted stock units— The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for RSUs with service-based vesting conditions on a straight-line basis over the requisite service period for each award, which typically vest over a three or four-year period.

A summary of RSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	2,545,051	$27.64
Granted	11,045,098	$13.79
Awarded in connection with the Equity Exchange (1)	7,133,544	$19.06
Released	(3,409,002)	$16.38
Canceled	(1,136,590)	$19.20
Unvested - December 31, 2022	16,178,101	$17.37
(1) Inclusive of 175,000 Performance-based awards that were separately modified, as discussed below.

The aggregate fair value of RSUs that vested during the fiscal year ended December 31, 2022 was $50.7 million. No RSUs vested during the fiscal years ended December 31, 2021 or 2020.

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested RSUs was $244.4 million, which will be recognized over a weighted average period of 3.1 years.

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

The Company had one Performance-Based Award outstanding as of December 31, 2022, and two Performance-Based Awards outstanding as of December 31, 2021.
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

In 2020, the Company granted 350,000 stock options with performance-based vesting conditions, with 50% vesting when the Company achieves $230.0 million in UB Annual Recurring Revenue (“ARR”), and the other 50% vesting when the Company achieves $330.0 million in UB ARR. Management considered that both performance-based vesting conditions were probable of being satisfied during the performance period. As such, the Company began recognizing expense for each tranche of the award using the estimated time period by which the performance conditions were probable of being achieved.

The $230.0 million UB ARR performance condition was achieved in the fourth quarter of fiscal year 2021, and the Board of Directors’ compensation committee formally certified satisfaction of the performance condition in February 2022. The first, vested tranche of the award participated in the Equity Exchange program, as described in the section above, resulting in the cancellation of 175,000 performance-based stock options and the subsequent issuance of an equal number of RSUs. The $330.0 million UB ARR performance condition was achieved and certified by the Board of Directors’ compensation committee in the third quarter of fiscal year 2022. In the same quarter, after the certification occurred, the second tranche was separately modified under equivalent terms and accounting treatment to those described in the Equity Exchange section above, resulting in the cancellation of 175,000 performance-based stock options and the concurrent issuance of an equal number of RSUs. Modification of the second tranche resulted in incremental stock-based compensation expense of $0.9 million, which was recognized on a straight-line basis over the requisite service period. All 350,000 new RSUs issued in exchange for the performance-based stock options vested in November 2022.

The following table summarizes the activities of Performance-Based Awards under the Equity Incentive Plans:

	Performance-Based Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2021	400,000	$10.12	8.60	$3,768
Granted	—	—
Exercised	—	—
Canceled (1)	(350,000)	11.13
Balance - December 31, 2022	50,000	$3.06	5.58	$375
Vested & expected to vest as of December 31, 2022	50,000	$3.06	5.58	$375
Exercisable as of December 31, 2022	13,541	$3.06	5.58	$101
(1) 175,000 shares were canceled as part of the Equity Exchange, and 175,000 shares were canceled as part of the modification discussed above.

As of December 31, 2022, total compensation cost related to unvested Performance-Based Awards not yet recognized was $0.1 million, which will be recognized over a weighted average period of 1.4 years.

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

The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of 15% during an offering period. Offering periods are 24-month periods beginning on the first trading day on or after May 20 or November 20 (defined as the enrollment date). Each offering period has four purchase periods which last approximately 6 months, or the length of time between exercise dates (defined as the first trading day on or after May 20 and November 20 of each purchase period), except that the first purchase period of any offering period is the time between the enrollment date and first exercise date. At the start of an offering period, eligible employees may elect to contribute up to 15% of their eligible compensation each payroll period during that offering period to purchase shares of common stock in accordance with the ESPP.

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

During the fiscal year ended December 31, 2022, 870,442 shares of common stock were issued under the ESPP.

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of new grants made under the ESPP:

	Fiscal Year Ended December 31,
	2022	2021
Risk-free interest rate	3.5%	0.3%
Expected volatility	68.5%	61.2%
Expected life (in years)	1.2	1.2
Expected dividend yield	—%	—%

As of December 31, 2022, total unrecognized compensation cost for the ESPP was $8.9 million, which will be recognized over a weighted average period of 1.6 years.

Other equity transactions— During the fiscal year ended December 31, 2021, the Company facilitated a tender offer for certain eligible employees to sell 236,086 vested stock options and outstanding shares of common stock to an existing investor at a per share price of $23.75 per share. The Company recorded stock-based compensation of $1.6 million during the fiscal year ended December 31, 2021, in its consolidated statements of operations for the difference between the price paid and the fair value of the Company’s common stock on the date of the transaction.

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

Additionally, during the fiscal years ended December 31, 2021 and 2020, the Company waived its right of first refusal and transfer restrictions with respect to certain transfers of outstanding common stock. Where the Company has concluded that such transfers included a deemed compensatory element as a result of both the Company’s role in facilitating the transfers and the buyers of the shares transferred having a pre-existing economic interest in the Company’s equity, the Company recorded stock-based compensation expense for the difference between the price paid and the fair market value on the date of the transaction. The Company recorded $4.0 million and $17.9 million of stock-based compensation expense for such transactions during the fiscal years ended December 31, 2021 and 2020, respectively.

On August 24, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. The total compensation cost recognized during the fiscal years ended December 31, 2022 and 2021 was $0.7 million and $0.2 million, respectively. As of December 31, 2022, total compensation cost related to the restricted stock not yet recognized was $1.1 million, which will be recognized over a weighted average period of 1.6 years.

Total stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
Cost of revenue	$5,360	$1,623	$418
Sales and marketing	29,054	8,637	7,518
Research and development	20,850	6,816	5,232
General and administrative	26,029	17,604	18,450
Total stock-based compensation expense	$81,293	$34,680	$31,618

The Company capitalized $5.8 million, $2.5 million, and $0.7 million of stock-based compensation expense as capitalized software during the fiscal years ended December 31, 2022, 2021, and 2020, respectively.

15. Net loss per share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Fiscal Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(153,875)	$(80,026)	$(77,620)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	140,873,504	54,972,827	33,384,438
Net loss per share attributable to common stockholders
Basic and diluted	$(1.09)	$(1.46)	$(2.33)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Fiscal Year Ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	85,391,338
Stock options	10,333,771	20,342,259	19,028,454
RSUs and restricted stock	16,218,968	2,606,351	—
Contingently issuable shares under ESPP	116,601	60,880	—
Redeemable convertible preferred stock warrants	—	—	12,595
Total potentially dilutive securities	26,669,340	23,009,490	104,432,387

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
Financial information for each reportable segment was as follows (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
Revenue
Consumer	$315,059	$328,703	$326,454
Enterprise	314,038	186,954	103,445
Total revenue	629,097	515,657	429,899

Segment cost of revenue
Consumer	149,254	159,342	165,804
Enterprise	104,577	63,984	35,519
Total segment cost of revenue	253,831	223,326	201,323

Segment gross profit
Consumer	165,805	169,361	160,650
Enterprise	209,461	122,970	67,926
Total segment gross profit	375,266	292,331	228,576

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	12,586	9,293	6,894
Amortization of intangible assets	2,900	1,022	—
Depreciation	643	760	618
Stock-based compensation	$5,360	$1,623	$418
Total reconciling items	21,489	12,698	7,930
Total gross profit	$353,777	$279,633	$220,646

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2020, the Company identified an error in the classification of segment cost of revenue between the Consumer and Enterprise segments. Management corrected the error in the table above by decreasing Consumer segment cost of revenue and increasing Enterprise segment cost of revenue by $6.7 million for the fiscal year ended December 31, 2020. Consumer segment gross profit increased by $6.7 million and Enterprise segment gross profit decreased by $6.7 million for the fiscal year ended December 31, 2020. Management considers such corrections to be immaterial to the previously issued consolidated financial statements.
Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Fiscal Year Ended December 31,
	2022	2021	2020
North America	$256,547	$199,268	$168,612
Europe, Middle East, Africa	189,618	168,612	139,005
Asia Pacific	137,829	107,924	85,847
Latin America	45,103	39,853	36,435
Total revenue	$629,097	$515,657	$429,899
No single country other than the United States represented 10% or more of the Company’s total revenue during the fiscal years ended December 31, 2022, 2021, and 2020.
Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	December 31,	December 31,
	2022	2021
North America	$12,782	$6,922
Rest of world	5,556	2,832
Total long-lived assets	$18,338	$9,754

17. Subsequent events

On January 9, 2023, the Company announced that Gregg Coccari will retire from his position as Chief Executive Officer (“CEO”) and Chairman of the Board, effective February 28, 2023. On the same date, Gregory Brown, the current President of Udemy Business, will be appointed as the new Company President and CEO. The Company's Lead Independent Director, Jeff Lieberman, will be appointed Interim Chairman of the Board upon Mr. Coccari's departure. In connection with his retirement, Mr. Coccari entered into a consulting agreement with the Company in which he will provide transitional advisory advice and other assistance on an as-needed basis through February 28, 2024. As compensation for the consulting services, Mr. Coccari’s existing equity incentive awards will continue to vest during the term of the agreement.

On February 13, 2023, the Company communicated to its employees that in response to current macroeconomic conditions and to further streamline its operations and cost structure, it would reduce its global workforce by approximately 10%. As a result, the Company expects to recognize restructuring charges of $9.0 million to $11.0 million in the first quarter of 2023, primarily consisting of personnel expenses such as salaries and wages, one-time severance payments, and other benefits. Cash payments related to these expenses will occur primarily in the first and second quarters of 2023. Also included in the indicated range is an immaterial amount of stock-based compensation expense that will be recognized in the first quarter of 2023 as a result of modifications to allow vesting of certain stock-based awards held by impacted personnel.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Udemy, Inc. and subsidiaries (the
“Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated
Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight
Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 27, 2023

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III.

Item 10. Directors, executive officers and corporate governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022. Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of our corporate governance guidelines and code of business conduct and ethics are available on our website at https://investors.udemy.com/corporate-governance/governance-documents. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting that information on our website address specified above.

Item 11. Executive compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain relationships and related transactions, and director independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal accounting fees and services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

PART IV.
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
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	To	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021
3.2*	Amended and Restated Bylaws of the Registrant
4.1	Fifth Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated November 13, 2020	S-1	333-260042	4.1	October 5, 2021
4.2	Form of common stock certificate of the Registrant	S-1	333-260042	4.2	October 5, 2021
4.3*	Description of common stock of the Registrant
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-260042	10.1	October 5, 2021
10.2	2010 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-260042	10.2	October 5, 2021

10.3	2021 Equity Incentive Plan and forms of agreements thereunder	S-1	333-260042	10.3	October 5, 2021
10.4	2021 Employee Stock Purchase Plan, as amended and restated, and forms of agreements thereunder	S-1/A	333-260042	10.4	October 25, 2021
10.5	Employee Incentive Compensation Plan	S-1	333-260042	10.5	October 5, 2021
10.6	Outside Director Compensation Policy	S-1	333-260042	10.6	October 5, 2021
10.7	Confirmatory Employment Letter by and between the Registrant and Gregg Coccari	S-1	333-260042	10.7	October 5, 2021
10.8	Confirmatory Employment Letter by and between the Registrant and Sarah Blanchard	S-1	333-260042	10.8	October 5, 2021
10.9	Confirmatory Employment Letter by and between the Registrant and Velayudhan Venugopal	S-1	333-260042	10.9	October 5, 2021
10.10	Confirmatory Employment Letter by and between the Registrant and Gregory Brown	S-1	333-260042	10.10	October 5, 2021
10.11	Confirmatory Employment Letter by and between the Registrant and Llibert Argerich	S-1	333-260042	10.12	October 5, 2021
10.12	Confirmatory Employment Letter by and between the Registrant and Prasad Gune	S-1	333-260042	10.13	October 5, 2021
10.13*	Employment Letter by and between the Registrant and Karen Fascenda
10.14*	Confirmatory Employment Letter by and between the Registrant and Kenneth Hirschman

10.15*	Confirmatory Employment Letter by and between the Registrant and Richard Qiu
10.16	Change in Control and Severance Agreement by and between the Registrant and Gregg Coccari	S-1	333-260042	10.14	October 5, 2021
10.17	Change in Control and Severance Agreement by and between the Registrant and Sarah Blanchard	S-1	333-260042	10.15	October 5, 2021
10.18	Change in Control and Severance Agreement by and between the Registrant and Velayudhan Venugopal	S-1	333-260042	10.16	October 5, 2021
10.19	Change in Control and Severance Agreement by and between the Registrant and Gregory Brown	S-1	333-260042	10.17	October 5, 2021
10.20	Change in Control and Severance Agreement by and between the Registrant and Llibert Argerich	S-1	333-260042	10.19	October 5, 2021
10.21	Change in Control and Severance Agreement by and between the Registrant and Prasad Gune	S-1	333-260042	10.20	October 5, 2021
10.22*	Change in Control and Severance Agreement by and between the Registrant and Karen Fascenda
10.23*	Change in Control and Severance Agreement by and between the Registrant and Kenneth Hirschman
10.24*	Change in Control and Severance Agreement by and between the Registrant and Richard Qiu
10.25	Consulting Agreement, dated February 28, 2023 between Gregg Coccari and Udemy, Inc.	8-K	001-40956	10.1	January 9, 2023
10.26	Employment Agreement, dated March 1, 2023, between Gregory Brown and Udemy, Inc.	8-K	001-40956	10.2	January 9, 2023

21.1*	List of subsidiaries
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	Powers of Attorney (contained on signature page)
31.1*
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
**    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Udemy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Udemy, Inc.

Date: February 27, 2023	By:	/s/ Gregg Coccari
Gregg Coccari
President and Chief Executive Officer

Date: February 27, 2023	By:	/s/ Sarah Blanchard
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

Signature	Title	Date

/s/ Gregg Coccari	President, Chief Executive Officer and Chairperson of the Board of Directors	February 27, 2023
Gregg Coccari

/s/ Sarah Blanchard	Chief Financial Officer Principal Financial and Accounting Officer	February 27, 2023
Sarah Blanchard

/s/ Eren Bali	Director	February 27, 2023
Eren Bali

/s/ Heather Hiles	Director	February 27, 2023
Heather Hiles

/s/ Jeffrey Lieberman	Director	February 27, 2023
Jeffrey Lieberman

/s/ Lydia Paterson	Director	February 27, 2023
Lydia Paterson

/s/ Natalie Schechtman	Director	February 27, 2023
Natalie Schechtman