Form 10-Q
period 2023-03-31
Udemy, Inc.
filed 2023-05-03
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
As of April 26, 2023, 146,774,569 shares of the registrant’s common stock were outstanding.

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

Market and industry data

Certain market and industry data included in this Form 10-Q has been obtained from third party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications, and third-party forecasts in conjunction with our assumptions about our markets. We have not independently verified such third-party information. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed in this Form 10-Q in the section titled “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A, “Risk Factors.”

iii

PART I.
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$275,633	$313,685
Marketable securities	169,613	151,687
Accounts receivable, net	96,423	104,530
Prepaid expenses and other current assets	17,418	14,878
Deferred contract costs, current	35,929	30,234
Total current assets	595,016	615,014
Property and equipment, net	6,206	7,012
Capitalized software, net	29,045	27,412
Operating lease right-of-use assets	9,849	11,377
Restricted cash, non-current	3,629	3,629
Deferred contract costs, non-current	36,510	35,411
Strategic investments	12,104	12,104
Intangible assets, net	8,264	9,331
Goodwill	12,646	12,646
Other assets	3,631	3,632
Total assets	$716,900	$737,568
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,792	$14,529
Accrued expenses and other current liabilities	26,420	31,247
Content costs payable	35,019	37,310
Accrued compensation and benefits	27,335	22,882
Operating lease liabilities, current	6,910	7,002
Deferred revenue, current	276,050	273,937
Total current liabilities	382,526	386,907
Operating lease liabilities, non-current	4,920	6,545
Deferred revenue, non-current	4,348	4,342
Other liabilities, non-current	21	464
Total liabilities	391,815	398,258
Note 8 – Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.00001 par value - 50,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2023, and December 31, 2022.	—	—
Common stock, $0.00001 par value - 950,000,000 shares authorized; 146,627,024 and 145,013,786 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively.	1	1
Additional paid-in capital	982,128	951,946
Accumulated other comprehensive loss	(96)	(233)
Accumulated deficit	(656,948)	(612,404)
Total stockholders’ equity	325,085	339,310
Total liabilities and stockholders' equity	$716,900	$737,568
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$176,430	$152,223
Cost of revenue	76,701	66,438
Gross profit	99,729	85,785
Operating expenses
Sales and marketing	79,657	66,878
Research and development	30,887	22,570
General and administrative	26,334	21,653
Restructuring charges	10,128	—
Total operating expenses	147,006	111,101
Loss from operations	(47,277)	(25,316)
Other income (expense)
Interest income, net	3,932	243
Other expense, net	(142)	(244)
Total other income (expense), net	3,790	(1)
Net loss before taxes	(43,487)	(25,317)
Income tax provision	(1,057)	(332)
Net loss	$(44,544)	$(25,649)
Net loss per share
Basic and diluted	$(0.31)	$(0.18)
Weighted-average shares used in computing net loss per share
Basic and diluted	145,737,709	139,405,294
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(44,544)	$(25,649)
Foreign currency translation gain (loss), net of tax	(11)	10
Change in unrealized loss on marketable securities, net of tax	148	—
Comprehensive loss	$(44,407)	$(25,639)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	145,013,786	$1	$951,946	$(233)	$(612,404)	$339,310
Stock-based compensation	—	—	28,733	—	—	28,733
Exercise of stock options	355,516	—	1,449	—	—	1,449
Vesting of restricted stock units	1,257,722	—	—	—	—	—
Other comprehensive loss	—	—	—	137	—	137
Net loss	—	—	—	—	(44,544)	(44,544)
Balance—March 31, 2023	146,627,024	$1	$982,128	$(96)	$(656,948)	$325,085

Balance—December 31, 2021	139,164,693	$1	$848,229	$(1)	$(458,529)	$389,700
Stock-based compensation	—	—	14,930	—	—	14,930
Exercise of stock options	376,578	—	1,517	—	—	1,517
Vesting of restricted stock units	32,145	—	—	—	—	—
Cumulative translation adjustment	—	—	—	10	—	10
Net loss	—	—	—	—	(25,649)	(25,649)
Balance—March 31, 2022	139,573,416	$1	$864,676	$9	$(484,178)	$380,508
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,544)	$(25,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,786	4,967
Amortization of deferred sales commissions	10,508	6,582
Stock-based compensation	26,283	13,342
Allowance for credit losses	301	110
Accretion of marketable securities	(1,815)	—
Non-cash operating lease expense	1,572	1,573
Other	375	75
Changes in operating assets and liabilities:
Accounts receivable	7,805	5,371
Prepaid expenses and other assets	(2,434)	198
Deferred contract costs	(17,302)	(13,038)
Accounts payable, accrued expenses and other liabilities	(4,499)	(21,964)
Content costs payable	(2,292)	(4,355)
Operating lease liabilities	(1,759)	(1,151)
Deferred revenue	2,120	19,964
Net cash used in operating activities	(19,895)	(13,975)
Cash flows from investing activities:
Purchases of marketable securities	(58,463)	—
Proceeds from maturities of marketable securities	42,500	—
Purchases of property and equipment	(100)	(156)
Capitalized software costs	(3,256)	(3,121)
Purchases of strategic investments	—	(5,000)
Net cash used in investing activities	(19,319)	(8,277)
Cash flows from financing activities:
Net proceeds from exercise of stock options	1,180	1,658
Payment of deferred offering costs	—	(1,586)
Net cash provided by financing activities	1,180	72

Effect of foreign exchange rates on cash flows	(18)	6

Net decrease in cash, cash equivalents and restricted cash	(38,052)	(22,174)
Cash, cash equivalents and restricted cash—Beginning of period	317,314	536,768
Cash, cash equivalents and restricted cash—End of period	$279,262	$514,594

	Three Months Ended March 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$275,633	$510,965
Restricted cash	3,629	3,629
Total cash, cash equivalents and restricted cash	$279,262	$514,594

Supplemental disclosures of cash flow information:
Interest paid	$488	$2
Income taxes paid	$44	$64

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$2,305	$1,311
Change in unrealized loss on marketable securities	$149	$—
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

Segment information— On March 1, 2023, Greg Brown became the Company’s new Chief Executive Officer and chief operating decision maker (“CODM”). The Company defines its segments as those operations the CODM regularly reviews to allocate resources and assess performance. For the three months ended March 31, 2023 and 2022, the Company operated under two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 13 – Segment and geographic information.

Use of estimates— The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the results of operations during the reporting periods.
Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, allowance for credit losses, capitalization of internally developed software and associated useful lives, stock-based compensation, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated instructor withholding tax obligations, estimated service period for consumer single course purchases, the period of benefit for deferred commissions, the fair value and associated useful lives of intangible assets and goodwill acquired via business combinations, and the valuation of privately-held strategic investments, including impairments. Management periodically evaluates such estimates and assumptions for continued reasonableness.
Actual results may ultimately differ from management’s estimates and such differences could be material to the Company’s financial position and results of operations.

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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had one customer, a reseller partner for the Enterprise segment, who accounted for more than 10% of total accounts receivable as of March 31, 2023. The Company had no customers which accounted for more than 10% of total accounts receivable as of December 31, 2022. No customer accounted for more than 10% of total revenue during the three months ended March 31, 2023 or 2022.

Summary of significant accounting policies— Except as described below, there were no significant changes to the Company’s significant accounting policies disclosed in Note 2 – Summary of significant accounting policies of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 27, 2023 (the “Annual Report”).
Stock-based compensation— The Company accounts for its stock-based compensation pursuant to ASC Topic 718, Compensation-Stock Compensation.
The Company granted performance-based restricted stock units (“PSUs”) in the first quarter of 2023, which vest based on the achievement of predefined corporate performance metrics and are subject to ongoing service conditions. The Company determines the fair value of PSUs based on the fair value of the Company’s common stock on the date of grant. Because PSUs have both performance and service-based vesting conditions, the Company separately attributes stock-based compensation expense for each vesting tranche of the award over their requisite service periods.
Management estimates the number of PSUs that are expected to vest based on the anticipated achievement of the specified performance metrics. If the performance-based vesting condition is considered probable of being achieved, the Company recognizes expense over the requisite service period based on the probable outcome of achievement. If the performance goals are not met, or are considered improbable, no compensation cost is recognized, and any previously recognized compensation cost is reversed.
Accounts receivable, net— Accounts receivable primarily represent amounts owed to the Company for Enterprise subscriptions. Also included in accounts receivable are amounts due from payment processors or mobile application store partners that settle over a period longer than five business days. Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable is presented net of allowance for credit losses in the accompanying condensed consolidated balance sheets.
The Company maintains an allowance based upon expected credit losses of outstanding receivables. Management derives its estimate using a variety of factors, including historical collection and loss patterns; the current aging of receivables; geographic and other customer-specific credit risk factors; and reasonable and supportable forecasts of future economic conditions which inform adjustments to historical loss patterns. The provision for expected credit losses is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. Accounts receivable deemed to be uncollectible are written off, net of expected or actual recoveries.

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Three Months Ended March 31, 2023	$1,528	$301	$(213)	$1,616
Three Months Ended March 31, 2022	$678	$110	$(110)	$678

Self-insurance— Beginning in 2023, the Company became self-insured for medical benefits offered to certain employees, up to certain stop-loss limits. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. As of March 31, 2023, the accrued liability for self-insurance totaled $1.0 million and is included in accrued compensation and benefits on the condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
There are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements.
3. Revenue recognition

Deferred revenue— Revenue recognized for the three months ended March 31, 2023, from amounts included in deferred revenue as of December 31, 2022 was $134.6 million. Revenue recognized for the three months ended March 31, 2022, from amounts included in deferred revenue as of December 31, 2021 was $111.4 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	March 31,	December 31,	December 31,
	2023	2022	2021
Deferred revenue:
Enterprise	$221,157	$219,030	$148,966
Consumer	59,241	59,249	61,588
Total deferred revenue	$280,398	$278,279	$210,554

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to unearned and unbilled revenue from multi-year Enterprise subscription contracts with future installment payments, as well as unearned revenue from Consumer single course purchases and subscriptions at the end of any given period. As of March 31, 2023, the aggregate transaction price for remaining performance obligations was $502.3 million, of which 70% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Three Months Ended March 31, 2023	$65,645	$17,302	$(10,508)	$72,439
Three Months Ended March 31, 2022	$44,545	$13,038	$(6,582)	$51,001

4. Investments and fair value measurements

The Company’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis within the fair value hierarchy are as follows (in thousands):

As of March 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$237,819	$—	$—

Marketable securities:
U.S. government securities	$—	$169,613	$—

Non-current assets:
Strategic investments	$—	$—	$12,104

Current liabilities— accrued compensation and benefits:
Cash settled stock appreciation rights	$—	$—	$243

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$21

As of December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$130,377	$—	$—
U.S. government securities	—	48,900	—
Total cash equivalents	$130,377	$48,900	$—

Marketable securities:
U.S. government securities	$—	$151,687	$—

Non-current assets:
Strategic investments	$—	$—	$12,104

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$462

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s investments in U.S. government securities are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are directly or indirectly observable. The Company’s strategic investment and stock appreciation rights (“SARs”) are classified within Level 3 of the fair value hierarchy because they have been valued using significant unobservable inputs for which the Company has been required to develop its own assumptions.

A summary of the changes in the fair value of Level 3 financial instruments, of which remeasurement of SARs are recognized in the condensed consolidated statements of operations, is as follows (in thousands):

	Stock Appreciation Rights	Strategic Investments
Balance— December 31, 2022	$462	$12,104
Vesting and remeasurement of SARs	(198)	—
Balance— March 31, 2023	$264	$12,104

Balance— December 31, 2021	$818	$10,000
Vesting and remeasurement of SARs, net	(310)	—
Purchases of strategic investments	—	5,000
Balance— March 31, 2022	$508	$15,000

The Company evaluates its strategic investment for impairment at each reporting period. This evaluation consists of several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. No impairment losses were recorded in the three months ended March 31, 2023. The difference between the strategic investment’s cost basis of $15.0 million and the carrying value of $12.1 million is due to an impairment charge of $2.9 million, which was recorded in the third quarter of 2022.

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of March 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$37,814	$—	$—	$37,814
Money market funds	237,819	—	—	237,819
Total cash and cash equivalents	275,633	—	—	275,633
Marketable securities:
U.S. government securities	169,677	40	(104)	169,613
Total cash, cash equivalents, and marketable securities	$445,310	$40	$(104)	$445,246

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$134,408	$—	$—	$134,408
Money market funds	130,377	—	—	130,377
U.S. government securities	48,899	4	(3)	48,900
Total cash and cash equivalents	313,684	4	(3)	313,685
Marketable securities:
U.S. government securities	151,900	30	(243)	151,687
Total cash, cash equivalents, and marketable securities	$465,584	$34	$(246)	$465,372

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	March 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Cash equivalents:
U.S. government securities	$—	$—	$24,960	$(3)

Marketable securities:
U.S. government securities	37,102	(104)	59,057	(243)
Total securities in an unrealized loss position	$37,102	$(104)	$84,017	$(246)

Realized gains and losses reclassified from accumulated other comprehensive loss to other income (expense), net were zero for the three months ended March 31, 2023.

No securities had been in a continuous unrealized loss position for twelve months or longer as of March 31, 2023 or December 31, 2022. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of March 31, 2023 and December 31, 2022, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of March 31, 2023, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Computers and equipment	$7,756	$7,820
Furniture and fixtures	4,678	4,870
Purchased software	383	383
Leasehold improvements	19,017	19,109
Construction in progress	8	—
Total property and equipment	31,842	32,182
Less accumulated depreciation and amortization	(25,636)	(25,170)
Property and equipment, net	$6,206	$7,012
Depreciation expense was $0.8 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Capitalized software	$69,284	$63,748
Less accumulated amortization	(40,239)	(36,336)
Capitalized software, net	$29,045	$27,412
Amortization expense of capitalized software was $3.9 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

Remainder of 2023	$11,583
2024	11,496
2025	5,630
2026	336
Total expected amortization	$29,045

Intangible assets, net and goodwill— As of March 31, 2023, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(1,469)	$4,031
Vendor relationships	3 years	4,500	(2,403)	2,097
Developed technology	3 years	4,200	(2,243)	1,957
Tradename	2 years	900	(721)	179
Total		$15,100	$(6,836)	$8,264

As of December 31, 2022, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(1,239)	$4,261
Vendor relationships	3 years	4,500	(2,028)	2,472
Developed technology	3 years	4,200	(1,893)	2,307
Tradename	2 years	900	(609)	291
Total		$15,100	$(5,769)	$9,331

Amortization expense of intangible assets for the three months ended March 31, 2023 and 2022 was $1.1 million and $1.1 million, respectively.

The expected future amortization expense for intangible assets as of March 31, 2023 was as follows (in thousands):

Remainder of 2023	$3,041
2024	2,795
2025	917
2026	917
2027	594
Total expected amortization	$8,264

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of March 31, 2023.

The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the three months ended March 31, 2023 and 2022.

6. Leases

The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026. The Company recognized the following amounts related to its operating leases in its condensed consolidated statements of operations and cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$1,670	$1,701
Variable lease costs	$314	$204
Cash paid for operating leases	$1,923	$1,151

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of March 31, 2023, were as follows (in thousands):

2023	$5,279
2024	5,790
2025	809
2026	410
Gross lease payments	12,288
Less imputed interest	(458)
Present value of operating lease liabilities	$11,830

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued expenses	$7,262	$8,494
Indirect tax reserves	4,158	6,627
Indirect tax payables	7,968	9,137
Other current liabilities	7,032	6,989
Accrued expenses and other current liabilities	$26,420	$31,247
Indirect tax payables relate to amounts collected from customers on behalf of third-party taxing authorities, primarily on sales in the U.S. and in international jurisdictions. Indirect tax payables also include withholding taxes on payments made to the Company’s instructors before remitting these amounts to the taxing authorities.

As of March 31, 2023, indirect tax reserves consist of the residual interest payable on the Company’s instructor withholding tax reserves and other indirect tax reserves.

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

In 2020, the Company approached the IRS to address the historical tax withholding amounts for instructors and engaged in a voluntary disclosure program. As of March 31, 2023, the Company has filed all outstanding withholding tax returns and has paid the associated tax obligation to the IRS. The estimated interest associated with the reserve is still outstanding.

Changes in the estimated amount the Company has determined it will owe are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. Estimated interest is recorded in interest income (expense), net in the accompanying condensed consolidated statement of operations.

Changes to the instructor withholding tax reserve are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$2,528	$17,036
Amounts charged to (released from) expense	44	(1,343)
Net payments and settlements	—	—
Balance, end of period	$2,572	$15,693

8. Commitments and contingencies
Noncancellable purchase commitments— The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising vendors that are noncancellable. As of March 31, 2023, the Company had $55.4 million worth of future minimum payments under the Company’s noncancellable purchase commitments which are expected to be paid through 2026.
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
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accompanying condensed consolidated balance sheets, within accrued expenses and other current liabilities as of March 31, 2023, and December 31, 2022.

9. Income taxes

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

The Company had an effective tax rate of (2.43)% and (1.30)% for the three months ended March 31, 2023 and 2022, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.

As of March 31, 2023 and December 31, 2022, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through 2022. There are currently no income tax audits underway by U.S. federal or state tax authorities. There are income audits in Turkey and India that began in the year ended December 31, 2022, but no notices or assessments have been issued at this time.

10. Related party transactions
Naspers Ltd. (“Naspers”), through an investment entity controlled by Prosus N.V. (“Prosus”), beneficially owns more than 5% of the Company’s outstanding capital stock. A current member of the Company’s Board of Directors is an executive officer of a Prosus operating subsidiary, OLX Global B.V. A former member of the Company’s Board of Directors, who resigned in September 2022, was an executive officer of Prosus. Naspers and certain entities directly and indirectly controlled by Naspers are customers of the Company’s Enterprise subscription offering. The Company recorded $0.3 million and $0.4 million of revenue from services provided to these customers during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had an accounts receivable balance of $0.1 million with these customers.
Insight Partners, where a member of the Company’s Board of Directors is a Managing Director, is affiliated with certain vendors that the Company has contracted to provide technology and software solutions. For each of the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million of operating expenses with these vendors. The Company did not have an accounts payable balance with these vendors as of March 31, 2023 or December 31, 2022.

Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering. During the three months ended March 31, 2023 and 2022, the Company recorded $0.1 million and an immaterial amount, respectively, of revenue from services provided to these customers. As of March 31, 2023 and December 31, 2022, the Company had an accounts receivable balance with these customers of zero and $0.4 million, respectively.

11. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common stock— Common stockholders are entitled to one vote per share. As of March 31, 2023 and December 31, 2022, the following shares of common stock were available for future issuance:

	March 31,	December 31,
	2023	2022
2010 Equity Incentive Plan:
Stock options outstanding	9,925,732	10,333,771
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	17,713,184	16,178,101
Shares available for future issuance under:
2021 Equity Incentive Plan	7,324,533	2,814,126
2021 Employee Stock Purchase Plan	3,379,715	1,929,578
Total shares of common stock reserved	38,343,164	31,255,576
(1) The number of PSUs reserved for issuance is based on the maximum achievement of the corporate performance metric.
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

The Company initially reserved 13,800,000 shares for issuance under the 2021 Plan. The amount available for issuance is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2023, in an amount equal to 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding calendar year or a lesser amount determined by the Company’s Board of Directors or compensation committee. The amount available for issuance shall also include Returning Shares, which are any shares subject to awards granted under the 2010 Plan that, on or after October 29, 2021, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. On January 1, 2023, the shares available for future grants under the 2021 Plan automatically increased by 7,250,689 pursuant to the above evergreen provision of the 2021 Plan.

Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.

The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2022	10,283,771	$4.18	6.38	$66,234
Granted	—	—
Exercised	(355,516)	4.10
Canceled	(52,523)	11.28
Balance - March 31, 2023	9,875,732	$4.15	3.06	$47,212
Vested & expected to vest as of March 31, 2023	9,875,732	$4.15	3.06	$47,212
Exercisable as of March 31, 2023	8,973,521	$3.92	2.89	$44,616
There were no stock options granted during the three months ended March 31, 2023 or 2022. The decrease in weighted average remaining contractual term during the period is due to stock options held by the Company’s former CEO, Mr. Coccari, which will expire if not exercised by the end of the 90-day post-termination exercise window that begins upon completion of his transition agreement in February 2024. Refer to further discussion below under other equity transactions.

As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $2.2 million, which will be recognized over a weighted average period of 0.8 years.

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

The following is a summary of activity for SARs under the Equity Incentive Plans:

	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2022	81,770	$5.44	6.90	$418
Granted	—	—
Exercised	—	—
Canceled	(9,289)	6.58
Balance - March 31, 2023	72,481	$5.29	0.57	$257
Vested & expected to vest as of March 31, 2023	72,481	$5.29	0.57	$257
Exercisable as of March 31, 2023	71,706	$5.28	0.50	$254

There were no SARs granted during the three months ended March 31, 2023 or 2022. The decrease in weighted average remaining contractual term during the period is due to SARs held by employees impacted by the workforce reduction, as described in Note 14. Such SARs will expire if not exercised by the end of their respective 90-day post-termination exercise windows.

As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested SARs was immaterial.

Restricted stock units and performance-based restricted stock units— The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for RSUs with service-based vesting conditions on a straight-line basis over the requisite service period for each award, which typically vest over a three or four-year period.

During the first quarter of 2023, the Company granted 645,833 PSUs to certain executives at target. Each PSU conveys a right to receive one share of the Company’s common stock on the date it vests, provided that the number of PSUs that will ultimately vest may vary from 0% to 150% of target based upon the achievement of the corporate performance metric at the end of the performance period. One quarter of the eligible PSUs vest upon certification of the corporate performance metric in the first quarter of 2024, and the remaining 75% will vest equally over the following 12 quarters thereafter, subject to continual service by the grantee. Total stock-based compensation expense to be recognized may fluctuate during the performance period due to changes in forecasted achievement. The corporate performance metric associated with these awards has been considered probable of being achieved since the grant date, and the Company assumed 100% achievement as of March 31, 2023.

A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	16,178,101	$17.37	—	$—
Granted	2,290,999	$9.84	645,833	$8.89
Released	(1,257,722)	$17.91	—	$—
Canceled	(466,926)	$15.48	—	$—
Unvested - March 31, 2023	16,744,452	$16.35	645,833	$8.89

As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested RSUs was $221.0 million, which will be recognized over a weighted average period of 3.0 years.

As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested PSUs was $5.6 million, which will be recognized over a weighted average period of 2.2 years.

Performance-based stock options— There have been no other changes to the Company’s performance-based stock options compared to those described in Note 14— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.

As of March 31, 2023, there were 50,000 performance-based stock options outstanding, of which 16,666 were exercisable. As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested performance-based stock options was immaterial.

Employee stock purchase plan— The 2021 Employee Stock Purchase Plan (the “ESPP”) became effective on October 29, 2021. The Company initially reserved 2,800,000 shares of the Company's common stock under the ESPP. Shares reserved for issuance shall increase on the first day of the fiscal year, beginning in fiscal 2023, in an amount equal to the least of 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, three times the initial number of shares reserved under the ESPP, or a lesser amount determined by the Company’s Board of Directors or compensation committee. On January 1, 2023, the shares available for future grants under the ESPP automatically increased by 1,450,137 pursuant to the above evergreen provision of the 2021 ESPP.

As of March 31, 2023, total unrecognized compensation cost for the ESPP was $6.5 million, which will be recognized over a weighted average period of 1.3 years.

Other equity transactions— On February 28, 2023, the Company entered into a transition agreement with Mr. Coccari under which he will provide transition advice through February 28, 2024. During the transition period, he will continue to meet the definition of a service provider under the 2021 Plan, and his equity incentive awards will continue to vest in accordance with their original vesting schedules. Because the scope of services to be provided under the transition period represent a substantive reduction in services being provided by the former CEO, the Company recognized $3.1 million in stock-based compensation expense during the three months ended March 31, 2023, that would have otherwise been recognized from April 2023 to February 2024.

On August 24, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. The total compensation cost recognized during the three months ended March 31, 2023 and 2022 was $0.2 million and $0.2 million, respectively. As of March 31, 2023, total compensation cost related to the restricted stock not yet recognized was $1.0 million, which will be recognized over a weighted average period of 1.4 years.

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,593	$840
Sales and marketing	7,277	4,137
Research and development	6,294	3,334
General and administrative	9,911	5,031
Restructuring charges	1,208	—
Total stock-based compensation expense	$26,283	$13,342

The Company capitalized $2.3 million and $1.2 million of stock-based compensation expense as capitalized software during the three months ended March 31, 2023 and 2022, respectively.

12. Net loss per share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(44,544)	$(25,649)
Denominator:
Weighted-average shares used in computing net loss per share
Basic and diluted	145,737,709	139,405,294
Net loss per share
Basic and diluted	$(0.31)	$(0.18)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	9,925,732	19,703,879
RSUs, PSUs, and restricted stock	17,431,152	4,168,525
Contingently issuable shares under ESPP	550,259	440,920
Total potentially dilutive securities	27,907,143	24,313,324

13. Segment and geographic information
The Company’s Chief Executive Officer is its CODM. The CODM reviews separate financial information presented for the Company’s two segments, Enterprise and Consumer, in order to allocate resources and evaluate the Company’s financial performance.

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Enterprise	$95,242	$64,911
Consumer	81,188	87,312
Total revenue	176,430	152,223

Segment cost of revenue
Enterprise	32,867	22,163
Consumer	37,496	39,797
Total segment cost of revenue	70,363	61,960

Segment gross profit
Enterprise	62,375	42,748
Consumer	43,692	47,515
Total segment gross profit	106,067	90,263

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	3,903	2,724
Amortization of intangible assets	725	725
Depreciation	117	189
Stock-based compensation	1,593	840
Total reconciling items	6,338	4,478
Total gross profit	$99,729	$85,785

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended March 31,
	2023	2022
North America	$71,707	$60,588
Europe, Middle East, Africa	54,551	47,725
Asia Pacific	38,159	33,188
Latin America	12,013	10,722
Total revenue	$176,430	$152,223
No single country other than the United States represented 10% or more of the Company’s total revenue during the three months ended March 31, 2023 or 2022.

Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	March 31,	December 31,
	2023	2022
North America	$11,083	$12,782
Rest of world	4,933	5,556
Total long-lived assets	$16,016	$18,338

14. Restructuring charges

On February 13, 2023, the Company communicated to its employees that in response to current macroeconomic conditions and to further streamline its operations and cost structure, it would reduce its global workforce by approximately 10%. As a result, the Company recognized total restructuring charges of $10.1 million in the first quarter of 2023, primarily consisting of $8.9 million of personnel expenses such as salaries and wages, one-time severance payments, and other benefits. The Company also recognized $1.2 million of stock-based compensation expense on the communication date, resulting from impacted employees having no future substantive service requirement but continuing to vest into their equity awards during legally required retention periods as well as certain modifications to enable additional vesting after impacted employees’ termination dates. The Company expects the restructuring to be complete by the end of the third quarter of 2023.

Restructuring charges are presented as separate operating expenses within the Company’s condensed consolidated statements of operations. The following table summarizes the activity related to the restructuring liability recorded in accrued compensation and benefits in the accompanying condensed consolidated balance sheets (in thousands):

Beginning balance— January 1, 2023	$—
Restructuring charges	8,920
Settlements	(4,376)
Ending balance— March 31, 2023	$4,544

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Form 10-Q.

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
Udemy’s consumer marketplace has attracted nearly 62 million learners in over 180 countries who are looking for the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. We curate the highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer effective on-demand learning for employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development. Our network of over 70,000 instructors have created over 200,000 courses in nearly 75 languages that cover a wide range of topics, including technology, business, soft skills, and personal development.

Workforce reduction
In February 2023, in response to current macroeconomic conditions and to further streamline our operations and cost structure, we enacted a plan to reduce our global workforce by approximately 10%. As a result, we recognized charges of $10.1 million in the first quarter of 2023, primarily consisting of personnel expenses such as salaries and wages, one-time severance payments, and other benefits, as well as stock-based compensation expense. We expect the restructuring plan to be complete by the end of the third quarter of 2023.

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

Our efforts to grow our existing relationships with our consumer learners are focused on increasing their engagement and converting free learners into buyers. New learners to our platform typically begin to engage with our free courses, which serve as a funnel to grow our total learner base and drive referrals to our paid offerings.

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

Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three months ended March 31, 2023.

Impact of mix of Enterprise and Consumer segments

Our mix of business among our Enterprise and Consumer segments is shifting, and this shift will affect our financial performance. Content costs for our Enterprise segment are lower relative to our Consumer segment. The mix of customer acquisition methods in our Consumer segment will substantially impact our financial performance. We presently expect that revenue from our Enterprise segment will grow faster than our Consumer segment, which will be beneficial to our overall margins.

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
Components of results of operations
Revenue
We recognize revenue from contracts with UB customers and paid consumer learners by delivering access to our online learning platform.
Enterprise revenue primarily relates to enterprise license subscription contracts with annual or multi-year subscription terms. Enterprise license subscriptions include Team Plan, Enterprise Plan, Udemy Business Pro, and Learning Academy. Enterprise subscriptions are generally billed in advance on a quarterly or annual basis. Subscription revenue excludes any taxes to be remitted to governmental authorities. Access to the Udemy platform represents a series of distinct services as we continually provide access to course content and fulfill our obligation to the UB customer over the subscription term. Because the series of distinct services represents a single performance obligation that is satisfied over time, we recognize revenue ratably over the contractual subscription term. Enterprise revenue recognized from professional services was immaterial for the periods presented.
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
We are the principal with respect to revenue generated from sales to UB and consumer customers as we control the performance obligation and are the primary obligor with respect to delivering our customers access to the course content.

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
Content costs as a percentage of revenue for our UB and consumer subscription offerings are lower relative to individual course content purchases in our consumer offering. As a result, shifts in the mix between offerings is expected to be a significant driver of future changes in gross margin. Content costs are recorded as cost of revenue in the period earned by our instructors. For consumer single course purchases, content costs are incurred at the time of purchase. As consumer course content revenue is recognized ratably over an estimated service period of four months, consumer gross margins are lower in the period of purchase, and higher in the remaining periods of the estimated service period over which revenue is recognized. For our subscription based UB offering, content costs are incurred based on monthly subscription fees, and margins are more stable from period to period.
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
Operating expenses
Operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring charges. Personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and commissions. Our operating expenses also include allocated costs of facilities, information technology, depreciation, and amortization. Although our operating expenses may fluctuate from period to period, we currently expect our operating expenses to increase in absolute dollars over time.
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
Restructuring charges
Our restructuring charges consist primarily of personnel expenses, such as employee severance, benefits costs, and stock-based compensation, related to the reduction of our global workforce in the first quarter of 2023.
Interest income, net
Interest income consists primarily of interest income earned on our cash equivalents and short-term and long-term investments, including amortization of premiums and accretion of discounts related to our available-for-sale marketable securities, net of associated fees. Interest expense consists primarily of interest expense recorded related to certain indirect tax reserves.
Other expense, net
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Revenue	$176,430	$152,223
Cost of revenue (1)(2)	76,701	66,438
Gross profit	99,729	85,785
Operating expenses (1)(2)
Sales and marketing	79,657	66,878
Research and development	30,887	22,570
General and administrative	26,334	21,653
Restructuring charges	10,128	—
Total operating expenses	147,006	111,101
Loss from operations	(47,277)	(25,316)
Other income (expense)
Interest income, net	3,932	243
Other expense, net	(142)	(244)
Total other income (expense), net	3,790	(1)
Net loss before taxes	(43,487)	(25,317)
Income tax provision	(1,057)	(332)
Net loss	$(44,544)	$(25,649)
Net loss per share
Basic and diluted	$(0.31)	$(0.18)
Weighted-average shares used in computing net loss per share
Basic and diluted	145,737,709	139,405,294

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,593	$840
Sales and marketing	7,277	4,137
Research and development	6,294	3,334
General and administrative	9,911	5,031
Restructuring charges	1,208	—
Total stock-based compensation expense	$26,283	$13,342
(2)    Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$725	$724
Sales and marketing	342	342
Total amortization of intangible assets	$1,067	$1,066
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	43	44
Gross profit	57	56
Operating expenses
Sales and marketing	45	44
Research and development	18	15
General and administrative	16	14
Restructuring charges	5	—
Total operating expenses	84	73
Loss from operations	(27)	(17)
Other income (expense)
Interest income, net	2	—
Other expense, net	—	—
Total other income (expense), net	2	—
Net loss before taxes	(25)	(17)
Income tax provision	—	—
Net loss attributable to common stockholders	(25)%	(17)%

Comparison of the three months ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%

Revenue	(in thousands, except percentages)
Enterprise	$95,242	$64,911	$30,331	47%
Consumer	81,188	87,312	(6,124)	(7)%
Total revenue	$176,430	$152,223	$24,207	16%
Revenue for the three months ended March 31, 2023, was $176.4 million, compared to $152.2 million for the same period in the prior year, which represents an increase of $24.2 million, or 16%. For the three months ended March 31, 2023, Enterprise and Consumer revenue was $95.2 million and $81.2 million, respectively, representing 54% and 46% of total revenue, respectively, compared to $64.9 million and $87.3 million, respectively, representing 43% and 57% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the three months ended March 31, 2023 was primarily driven by the significant growth in our UB customer base, which was partially offset by a decrease in Consumer revenue during the same period.
For the three months ended March 31, 2023, total Enterprise revenue increased by $30.3 million, or 47%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the three months ended March 31, 2023, total Consumer revenue decreased by $6.1 million, or 7%, compared to the same period in the prior year. The decrease in Consumer revenue is primarily due to negative impacts from foreign currency exchange rates. Monthly average buyers were flat for the comparative periods.
Cost of revenue, gross profit and gross margin

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$76,701	$66,438	$10,263	15%
Gross profit	99,729	85,785	13,944	16%
Gross margin	57%	56%

Cost of revenue for the three months ended March 31, 2023 was $76.7 million, compared to $66.4 million for the same period in the prior year, which represents an increase of $10.3 million, or 15%. Content costs for the Enterprise and Consumer segments were $21.8 million and $29.9 million for the three months ended March 31, 2023, respectively, compared to $15.2 million and $32.3 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 23% and 37%, respectively, for both the three months ended March 31, 2023 and 2022.

In our Enterprise segment, customer support costs increased by $3.6 million in the three months ended March 31, 2023, as compared to the same period in the prior year. This change is primarily driven by the growth in our customer support organization as well as our reseller business, in which we incur fees for reseller partners that provide customer support services. In our Consumer segment, customer support costs, hosting and platform fees, and payment processing fees were all consistent with those costs incurred the same period in the prior year. On a consolidated basis, there was an increase of $1.2 million in amortization of capitalized software and an increase of $0.8 million related to stock-based compensation expense for the three months ended March 31, 2023, when compared to the same period in the prior year.

Gross margin was 57% for the three months ended March 31, 2023, compared to 56% for the same period in the prior year. The increase in gross margin was primarily due to a shift in mix of revenue toward our Enterprise segment, which has comparatively lower content costs as a percentage of revenue than the Consumer segment.
Operating expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$79,657	$66,878	$12,779	19%
Research and development	30,887	22,570	8,317	37%
General and administrative	26,334	21,653	4,681	22%
Restructuring charges	10,128	—	10,128	n/m
Total operating expenses	$147,006	$111,101	$35,905	32%
n/m - not meaningful
Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2023 were $79.7 million, compared to $66.9 million for the same period in the prior year. The $12.8 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $4.7 million, driven by headcount growth in our sales force to support additional demand for our platform; increased stock-based compensation expense of $3.1 million; increased amortization expense related to deferred contract acquisition costs of $3.9 million, driven by an expansion of our UB customer base over time; a $2.5 million increase in travel and employee activities due to additional in-person sales events and the easing of COVID-19 travel restrictions; and a $1.3 million increase in software subscriptions and allocated costs to support the growth in our sales force. These increases were partially offset by a decrease in marketing costs of $2.9 million.
Research and development. Research and development expenses for the three months ended March 31, 2023 were $30.9 million, compared to $22.6 million for the same period in the prior year. The $8.3 million increase was primarily due to higher personnel-related expenses of $3.2 million, mainly driven by additional headcount; increased stock-based compensation expense of $3.0 million; and an additional $1.8 million of software subscriptions and allocated costs to support the growth of our business.
General and administrative. General and administrative expenses for the three months ended March 31, 2023 were $26.3 million, compared to $21.7 million for the same period in the prior year. The $4.7 million increase in general and administrative expense was primarily due to an increase of $1.2 million in personnel-related expenses, mainly driven by additional headcount, and an increase in stock-based compensation expense of $4.9 million, primarily driven by the accelerated expense incurred as a result of the transition of our former CEO. These changes were partially offset by a $1.0 million decrease in professional services.
Restructuring charges. Restructuring charges for the three months ended March 31, 2023 totaled $10.1 million. These charges consisted of $8.9 million of personnel and other expenses, such as employee severance and benefits costs, as well as $1.2 million of stock-based compensation expense. There were no restructuring activities in the same period in the prior year.

Total other income (expense), net

	Three Months Ended March 31,		Change
	2023	2022	$	%

Other income (expense)	(in thousands, except percentages)
Interest income, net	$3,932	$243	$3,689	n/m
Other expense, net	(142)	(244)	102	(42)%
Total other income (expense), net	$3,790	$(1)	$3,791	n/m
n/m - not meaningful
We recorded $3.8 million of total other income (expense), net for the three months ended March 31, 2023, compared to an immaterial amount for the same period in the prior year. For the three months ended March 31, 2023, interest income, net was primarily attributable to interest earned on our existing cash and cash equivalents balances and accretion income from marketable securities portfolio, totaling $4.2 million, partially offset by $0.4 million of interest expense incurred, primarily related to indirect tax reserves. The Company did not launch its investments portfolio until the third quarter of 2022, such that interest income was not significant in the same period of the prior year.

Income tax provision

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Income tax provision	$(1,057)	$(332)	$(725)	218%

For the three months ended March 31, 2023, we recognized income tax expense of $1.1 million, compared to $0.3 million for the same period in the prior year. Income tax expense for the three months ended March 31, 2023 and 2022, was primarily comprised of foreign and state taxes.
Certain key business metrics and non-GAAP financial metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the key business metrics and non-GAAP financial metrics identified below to help us assess the health of our community, evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

Monthly average buyers
A buyer is a consumer who purchases a course or subscription through our direct-to-consumer offering. We first determine the number of monthly buyers by taking the total buyers of single courses during a given month plus the total active, paid consumer subscribers at any point in that month, adjusting for duplicate buyers that may be present in both totals. We then calculate monthly average buyers by taking an average of the monthly buyer totals over a particular period, such as a fiscal year. Our monthly average buyer count is not intended as a measure of active engagement, as not all buyers are active at any given time or over any given period. We believe that the number of monthly average buyers in a given period is an important indicator of the growth of our business and potential future revenue trends. Our monthly average buyers count is expected to fluctuate in future periods due to a number of factors, including the growth of our customer base, expansion of products and features, and our ability to retain our Consumer customers.

	Three Months Ended March 31,
	2023	2022	%

	(in thousands)
Monthly average buyers	1,393	1,383	1%
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

	March 31,
	2023	2022	%
Udemy Business customers	14,359	11,605	24%
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

	March 31,
	2023	2022	%

	(in thousands)
Udemy Business annual recurring revenue	$396,049	$279,645	42%

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

Our UB NDRR and UB Large Customer NDRR are expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our learner base, expansion of products and features, and our ability to retain our UB customers. The decreases in our NDRR metrics were driven by lower rates of upsells and expansion, which were negatively impacted by longer sales cycles in light of overall economic factors.

	March 31,
	2023	2022	%
Udemy Business net dollar retention rate	112%	120%	(7)%
Udemy Business Large Customer net dollar retention rate	120%	127%	(6)%
Segment revenue and segment gross profit
Our revenue is generated from our UB and Consumer offerings, each of which is an individual segment of our business. Segment revenue represents the revenue recognized from each of these offerings and is a key measure of the performance of our platform, and in turn drives our financial performance. We also monitor segment gross profit as a key metric to help evaluate the financial performance of our individual segments and our business as a whole. Segment gross profit is defined as segment revenue less segment cost of revenue, which include content costs, hosting and platform costs, customer support services, and payment processing fees that are allocable to each segment. Segment gross profit excludes amortization of capitalized software, amortization of intangible assets, depreciation, and stock-based compensation allocated to cost of revenue as our chief operating decision maker does not include the information in his measurement of the performance of the operating segments. Content costs, which are payments made to our instructors, are the largest individual component of segment cost of revenue. We expect to increase the percentage of our revenue derived from our Enterprise segment over time, which we expect will improve our gross margins.

	Three Months Ended March 31,
	2023	2022

	(in thousands, except percentages)
Enterprise segment revenue	$95,242	$64,911
Enterprise segment gross profit	$62,375	$42,748
Enterprise segment gross margin	65%	66%
Consumer segment revenue	$81,188	$87,312
Consumer segment gross profit	$43,692	$47,515
Consumer segment gross margin	54%	54%
For the three months ended March 31, 2023, the decrease in Enterprise segment gross margin was primarily due to an increase in expenses associated with customer support services, driven by growth in our customer support organization and fees incurred for reseller partners that provide customer support services.

For the three months ended March 31, 2023, the Consumer segment gross margin was generally consistent with the prior year, as the mix of content costs, hosting costs, payment processing fees, and customer support services remained a consistent percentage of Consumer revenue when compared to the same period in the prior year.

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
We define adjusted EBITDA as net loss, adjusted to exclude:
•interest expense (income), net;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•other expense (income), net; and
•restructuring charges.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(44,544)	$(25,649)
Adjusted to exclude the following:
Interest income, net	(3,932)	(243)
Income tax provision	1,057	332
Depreciation and amortization	5,786	4,967
Stock-based compensation expense	25,075	13,342
Other expense, net	142	244
Restructuring charges	10,128	—
Adjusted EBITDA	$(6,288)	$(7,007)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Revenue	$176,430	$152,223
Net loss	$(44,544)	$(25,649)
Net loss margin	(25)%	(17)%
Revenue	$176,430	$152,223
Adjusted EBITDA	$(6,288)	$(7,007)
Adjusted EBITDA margin	(4)%	(5)%
Net loss increased by $18.9 million in the three months ended March 31, 2023 compared to the same period in the prior year, and adjusted EBITDA improved by $0.7 million in the three months ended March 31, 2023 compared to the same period in the prior year. The increase in net loss was primarily driven by increase in stock-based compensation of $11.7 million, excluding stock-based compensation included in restructuring charges, as well as other increased operating expenses as we scale and grow our business. The improvement in adjusted EBITDA was primarily due to additional stock-based compensation and the addition of restructuring charges. These changes were offset by an increase in our net loss, primarily driven by increased operating expenses as we scale and grow our business.
Liquidity and capital resources
As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents and restricted cash of $279.3 million and marketable securities of $169.6 million. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $3.6 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

As of March 31, 2023, there have been no material changes to our commitments and contractual obligations, in comparison to those set forth in our Annual Report, that occurred outside the ordinary course of business. Refer to Note 6 – Leases and Note 8 – Commitments and contingencies in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, for our outstanding commitments and contractual obligations as of March 31, 2023.

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
Use of funds

Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $656.9 million as of March 31, 2023. We have generally incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(19,895)	$(13,975)
Investing activities	(19,319)	(8,277)
Financing activities	1,180	72
Effect of foreign exchange rates on cash flows	(18)	6
Net decrease in cash, cash equivalents and restricted cash	$(38,052)	$(22,174)
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
For the three months ended March 31, 2023, cash used in operating activities was $19.9 million, primarily consisting of our net loss of $44.5 million, adjusted for non-cash charges of $43.0 million and net cash outflows of $18.4 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $2.1 million increase in deferred revenue, resulting primarily from our Enterprise segment growth, and a $7.8 million decrease in accounts receivable, as cash collections from customers outpaced new billings. These changes were offset by a $4.5 million decrease in accounts payable, accrued expenses and other current liabilities and a $17.3 million increase in deferred contract costs.
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

Investing activities
For the three months ended March 31, 2023, net cash used in investing activities was $19.3 million, primarily as a result of $58.5 million in purchases of marketable securities and $3.3 million related to capitalized software costs. These changes were partially offset by $42.5 million of proceeds received from the maturity of marketable securities.
For the three months ended March 31, 2022, net cash used in investing activities was $8.3 million, primarily as a result of our $5.0 million purchase of strategic investments, and $3.1 million related to capitalized software costs.

Financing activities
For the three months ended March 31, 2023, net cash provided by financing activities was $1.2 million, driven by proceeds from issuance of common stock via stock option exercises.
For the three months ended March 31, 2022, net cash provided by financing activities was immaterial, as $1.7 million in proceeds from the issuance of common stock following employee stock option exercises were offset by $1.6 million in payments of deferred offering costs.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies and estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report.

Recent accounting pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity

As of March 31, 2023 we had $275.6 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $169.6 million of marketable securities, consisting of investments in various U.S. government securities. In addition, we had $3.6 million of restricted cash, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. We did not hold any long-term debt during the three months ended March 31, 2023 or 2022.

Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of March 31, 2023, or interest income earned from our portfolio during the three months ended March 31, 2023.

Foreign currency risk

The reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the three months ended March 31, 2023 and 2022.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
California class action complaint
On August 23, 2021, a putative class action complaint captioned Williams v. Udemy, Inc., Case No. 3:21-CV-06489, was filed against us in the U.S. District Court for the Northern District of California alleging violations of California’s unfair competition and false advertising statutes as well as the California Consumer Legal Remedies Act in connection with our pricing practices. The complaint sought injunctive relief, unspecified damages, restitution and disgorgement of profits. On December 13, 2022, the parties entered into a definitive settlement agreement for an immaterial amount. On April 21, 2023, the court preliminarily approved the settlement agreement. Final approval of the settlement agreement is still pending as of the date of this report.
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
We incurred net losses of $44.5 million and $25.6 million during the three months ended March 31, 2023 and 2022, respectively, and, as of March 31, 2023, we had an accumulated deficit of $656.9 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our Enterprise and Consumer segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue at its current pace or at all. For example, the significant uncertainty around future developments and the impact of the COVID-19 pandemic contribute in turn to the uncertainty regarding the adoption and growth of remote, online and asynchronous learning and training compared to the traditional models of education and training, which may adversely affect demand for our platform. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
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
As part of our instructor community, we strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of March 31, 2023, we had relationships with more than 70,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Moreover, because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 54% and 43% of total revenue during the three months ended March 31, 2023 and 2022, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, to continue to grow our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Customers have no obligation to renew their subscriptions, and they may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. We have had some customers elect not to renew their subscriptions with us in the past, and it is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases. If customers do not purchase additional subscriptions or renew their existing subscriptions, renew on less favorable terms, or fail to continue to expand their engagement with us, our revenue may decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
•the ability to adapt to disruptive innovation that may significantly alter or transform the competitive landscape, such as natural language processing, artificial intelligence and machine learning;
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
Instructors at times post courses and related materials to our platform that contain content owned by third parties, and we do not proactively review content for potential infringement of intellectual property rights. Although we maintain and enforce terms and policies requiring instructors to respect the intellectual property rights of others, the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we are subject to potential liability to third parties for the unauthorized duplication, distribution, or other use of this material. In addition, third parties have alleged, and in the future may allege, misappropriation, plagiarism, defamation, disparagement or similar claims related to content appearing on our platform. Any such claims could subject us to costly litigation and impose measurable burdens on us, regardless of whether the claims have merit. Moreover, there can be no assurance that measures taken under our terms and policies in response to complaints by third-party content owners regarding intellectual property violations will be sufficient to protect us from adverse claims. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include removing course content or altering the functionality of our platform, or be required to pay monetary damages.

Where applicable, we rely on a variety of statutory and common law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998, the Communications Decency Act (the “CDA”), the fair-use doctrine in the United States and the E-Commerce Directive in the European Union (the “E.U.”), variation in the availability, scope, and application of such frameworks, defenses, and statutes across the many jurisdictions we operate, and the applicable limitations on immunity, requirements to maintain immunity, and moderation efforts required in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for content posted to our platform. Moreover, regulators in the United States and in other countries in which we operate may introduce new regulatory regimes or modify existing regulatory regimes, including in ways that increase potential liability for information or content available on or through our platform or the content moderation decisions we make with respect to our platform, or which impose additional obligations to monitor such information or content, which could increase our costs. For example, in recent years, there have been various efforts calling for reforms to Section 230 of the CDA, ranging from a complete repeal of the statute to modifications of it in such a way as to remove certain social media companies from its protection, and certain U.S. states have either passed or are debating laws that would create potential liability for moderating or removing certain user content.

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
Our business is sensitive to trends in the general economy, which is unpredictable. Therefore, our operating results, to the extent they reflect changes in the broader economy, may be subject to significant fluctuations. Since online learning is generally dependent on discretionary spending, negative general economic conditions or uncertainty regarding future economic conditions, including as a result of the COVID-19 pandemic, inflation, and instability in the banking or financial services industries or in financial and capital markets, could significantly reduce the overall amount that learners and organizations spend on, and the frequency of, online learning or result in delays to planned spending on online learning. Any or all of these factors could reduce the demand for our services, reducing our revenue and potentially increasing our need to make significant expenditures to continue to attract learners and UB customers to our platform. Additionally, adverse developments affecting the banking or financial services industries or the financial and capital markets, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could negatively affect our revenue, results of operations and financial condition.
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
We have in the past pursued, and may in the future pursue, acquisitions of, or strategic investments in, businesses, technologies, services and other assets that complement our business. For example, in August 2021, we announced our acquisition of CUX, Inc. (d/b/a CorpU) (“CorpU”), an online leadership development platform. We have limited experience as an organization with successfully executing and managing acquisitions and strategic investments. These kinds of transactions involve numerous risks, including the following:
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
We generated 59% and 60% of revenue outside of North America during the three months ended March 31, 2023 and 2022, respectively, and based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including trade and economic sanctions regulations. The U.S. export control and economic sanctions laws and regulations include restrictions or prohibitions on the sale of certain services to U.S. embargoed or sanctioned countries, governments, persons, and entities which in some cases might apply to our activities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide learners access to our platform or could limit our learners’ ability to access or use our services in those countries.
Although we take precautions to prevent our platform from being provided in violation of such laws, our platform could be provided inadvertently in violation of such laws, despite the precautions we take. Complying with these laws and regulations could be particularly difficult because our products are widely available worldwide, in some cases, by providing only minimal information at registration. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties. We also may be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our learners’ ability to access our platform in those countries. Changes in our platform, or future changes in export and import regulations, may prevent our international learners or instructors from using our platform or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform.
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.
We are subject to the anti-bribery and anti-money laundering laws in the U.S. and other applicable jurisdictions. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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
Any allegations or violations of applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, financial condition, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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

Inadequate self-insurance accruals or insurance coverage for employee healthcare benefits could have an adverse effect on our business, financial results or financial condition.

Beginning in 2023, we became self-insured for certain medical benefits, up to certain stop-loss limits. We accrue these costs based on known claims and estimates of incurred but not reported claims. Our actual liabilities may exceed our estimates of losses. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, which could cause us to record additional expenses.
Risks related to technology, privacy, and cybersecurity
Changes in laws or regulations relating to privacy, data protection, or cybersecurity, including those relating to the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations could adversely affect our business.
We receive, transmit, and store personal information and other data relating to our learners, instructors, and other individuals, such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy, data protection, cybersecurity, and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the E.U. General Data Protection Regulation (the “GDPR”), the Telephone Consumer Protection Act (restricting telemarketing and the use of automated SMS text messaging), Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (the “CCPA”). These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another.
For example, the GDPR has resulted and will continue to result in significantly greater compliance burdens and costs for companies like ours. The GDPR regulates our collection, control, processing, sharing, disclosure, and other use of data that can directly or indirectly identify a living individual that is a resident of the E.U. and imposes stringent data protection requirements with significant penalties and the risk of civil litigation, for noncompliance. Failure to comply with the GDPR may result in fines of up to 20 million euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages, injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data.

In January 2021, the United Kingdom transposed the GDPR into domestic law with a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law is subject to uncertainty. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, generally permits personal data flows from the European Economic Area (the “EEA”) to the United Kingdom. This adequacy determination must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how United Kingdom data protection laws or regulations may develop nor the effects of divergent laws and guidance, including those relating to data transfers. Changes with respect to any of these matters may lead to additional costs and increase our risk exposure.

Additionally, we are or may become subject to laws, rules, and regulations regarding cross-border transfers of personal data, including those relating to transfer of personal data outside the EEA. Recent legal developments have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other jurisdictions. For example, in 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA to participating U.S. entities. The CJEU also noted that standard contractual clauses (approved by the European Commission as an adequate personal data transfer mechanism) may not necessarily be relied upon in all circumstances. In addition to other mechanisms, in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). The European Commission and the United Kingdom’s Information Commissioner’s Office have published new standard contractual clauses that are required to be implemented. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide specified disclosures to California consumers and affords such consumers the ability to opt out of certain types of data sharing and sales. The CCPA also prohibits covered businesses from discriminating against consumers (for example, by charging more) for exercising their rights. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”). As of January 1, 2023, the CPRA further expanded the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the law. Aspects of the interpretation and enforcement of the CCPA and CPRA remain uncertain. The enactment of the CCPA has prompted similar legislative developments in other states in the U.S., creating the potential for a patchwork of overlapping but different state laws and for a trend of increasingly stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations. For example, Virginia, Colorado, Utah, Connecticut, and Iowa have enacted such laws. In addition, the Personal Information Protection Law, or PIPL, went into effect in the People’s Republic of China (the “PRC”) on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to PRC citizens. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. The effects of these statutes and other similar federal, state, or foreign laws that may be proposed or enacted are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. These other laws or regulations relating to privacy, data protection, and cybersecurity, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.

Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. We may be subject us to investigation or enforcement actions by regulators if our statements or policies relating to privacy, data protection, or cybersecurity are alleged to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We are also bound by contractual obligations related to privacy, data protection, and cybersecurity. Our efforts to comply with such obligations may not be successful or may have other negative consequences. With laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity imposing new and relatively burdensome obligations and with uncertainty over their interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection and cybersecurity, it is possible that our interpretations of the law, practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Any actual or perceived failure, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or cybersecurity, or any compromise of security that results in unauthorized access to, or use or release of data relating to learners, instructors, or other individuals could damage our reputation, discourage new and existing learners, instructors, and UB customers from using our platform, and could result in investigations, or other proceedings by governmental agencies, private claims and litigation, and fines, penalties, and other liabilities, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, the perception of concerns relating to privacy, data protection, or cybersecurity, whether or not valid, may harm our reputation and brand adversely affect our business, financial condition, and operating results.
A cybersecurity attack or other security breach or incident could delay or interrupt service to our learners, instructors, and UB customers, harm our reputation or subject us to significant liability.
Our platform involves the processing of significant amounts of data relating to learners, instructors, and UB customers interacting with our platform, including personal data and personal information. Additionally, we collect and store certain sensitive and proprietary information, and personal data and personal information, in the operation of our business, including trade secrets, intellectual property, employee data, and other confidential data.
We engage third-party service providers to store and otherwise process certain data, including sensitive and personal information. Our service providers have been, and in the future may be, the targets of cyberattacks, malicious software, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our service providers’ cybersecurity is limited, and, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss, unavailability, destruction or other processing of data they process for us, including sensitive and personal information. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.

While we have taken measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise process, and measures to protect our platform, we, our third-party service providers, and the networks and systems used in our business, including those of third-party service providers, have been subject to, and we, our service providers and our platform may in the future may be subject to, cybersecurity attacks or other security breaches or incidents. Cybersecurity attacks may take the form of denial of service attacks, attacks using ransomware or other malware, or other attacks, and can come from individual hackers, criminal groups, and state-sponsored organizations. These sources can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to data, and we and our platform otherwise may be subject to security breaches and incidents resulting from employee or contractor error or malfeasance. We may be more susceptible to cyberattacks and other security breaches and other security incidents while many of our employees work remotely, because we have less ability to implement, monitor, and enforce our information security and data protection policies.

More generally, we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms, and other procedures of ourselves or our third-party service providers are or will be adequate to prevent network and service interruption, system failure or loss, corruption, or unauthorized access to, or disclosure, acquisition, unavailability, destruction, or other processing of, data, including personal data, personal information, and other sensitive information that we or they process or maintain. Moreover, our platform could be breached or disrupted if vulnerabilities in our platform are exploited by unauthorized third parties. Techniques used to obtain unauthorized access change frequently and the volumes of cybersecurity attacks and of security breaches and incidents generally are increasing. We and our third-party service providers may be unable to implement adequate preventative measures or stop any attacks while they are occurring. A cybersecurity attack or security breach or incident could delay or interrupt service to our learners, instructors, or organizations and may deter learners, instructors, or organizations from using our platform, and we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident. In addition, any actual or perceived cybersecurity attack or security breach or incident could damage our reputation and brand, expose us to a risk of claims, litigation, regulatory investigations or other proceedings and possible fines, penalties, or other liability and require us to expend significant capital and other resources to alleviate problems caused by the cybersecurity attack or security breach or incident. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Any disclosures relating to an actual or perceived cyberattack or other security breach or incident suffered by us or any of our third-party service providers could lead to negative publicity and any such disclosures, or any belief that a cybersecurity attack, or a security breach or incident, has impacted us, our platform, or our service providers may cause our learners, instructors, or UB customers to lose confidence in the security of our platform and the effectiveness of the cybersecurity measures we and our service providers utilize.
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

Applicable regulations that permit ISPs to limit internet consumption could harm our business.

The current legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the United States is subject to uncertainty. In 2018, the Federal Communications Commission (the “FCC”) repealed its open internet rules, which prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes. In response, California and several other U.S. states have implemented their own open internet or net neutrality rules, and in 2021, President Biden signed an Executive Order on Promoting Competition in the American Economy, which directed the FCC to reinstate through appropriate rulemaking net neutrality rules. The FCC has not yet moved to implement this executive order. We cannot predict the outcome of any litigation or whether the FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the degree to which this repeal would adversely affect our business, if at all. Similarly, the EU requires equal access to internet content, but as part of its Digital Single Market initiative, the EU may impose network security and disability access requirements, which could increase our costs. Outside these jurisdictions, government regulation of the internet, including the idea of network neutrality, may be developing or non-existent. It is possible that governments of one or more foreign countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract and retain learners, instructors, and customers may be adversely affected and we may not be able to grow our business as we anticipate.
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

We rely on third-party payment processors to process payments made by learners and customers, and to instructors, on our platform. We have engaged third-party service providers to perform underlying card processing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers end for any reason, we will need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to accept online payments, make payments to our instructors or conduct other payment transactions, any of which could make our platform less convenient and attractive and harm our ability to attract and retain learners, instructors, and customers. In addition, if these providers increase the fees they charge us, our operating expenses could increase.

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
Companies in the technology industry are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive notices that claim we have infringed, misappropriated, or misused other parties’ intellectual property rights, including with respect to content made available on our platform by instructors and other third parties. As we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Any intellectual property claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Furthermore, we may not qualify for the safe harbors established by laws in the United States and other countries protecting online service providers from claims related to content posted by users, or those laws could change in a manner making it difficult or impossible to qualify for such protection, increasing our exposure. While our terms and policies require instructors to respect the intellectual property rights of others, we have limited ability to influence the behavior of third parties, and there can be no assurance that these terms and policies will be sufficient to dissuade or prevent infringing activity by third parties on our platform. For more information, see “—Risks related to our business and operations—We could face liability, or our reputation might be harmed, as a result of courses posted to our platform.”
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
As a public company, we incur substantial legal, accounting, administrative, and other costs and expenses that we did not incur as a private company. As a public company, we are subject to additional reporting and other obligations, such as the reporting requirements of the Exchange Act, the applicable requirements of the

Sarbanes-Oxley Act, and the applicable listing standards of Nasdaq. Compliance with these rules and regulations will increase our legal and financial compliance costs and increase demand on our systems. We expect our recent loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. As a public company, we may also be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. Our business and financial condition will become more visible as a result of our reporting obligations as a public company, which may result in threatened or actual litigation, including by competitors.
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
Unanticipated changes in our effective tax rate and additional tax liabilities, including as a result of our international operations or implementation of new tax rules, could harm our future results of operations.

We are subject to income taxes in the United States and certain foreign jurisdictions, including Australia, Brazil, India, Ireland, Japan, Taiwan, Turkey, and the United Kingdom. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses and the valuation of deferred tax assets and liabilities. For example, the United States enacted the Inflation Reduction Act, which imposes a 1% excise tax on certain stock repurchases and a 15% alternative minimum tax on adjusted financial statement income. The Organization for Economic Cooperation and Development proposed a 15% global minimum tax, which has been adopted by the European Union effective from January 1, 2024. Increases in our effective tax rate would reduce profitability or increase losses. In addition, we are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.

Further, we are subject to examination by federal, state, local, and foreign tax authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition, and results of operations. We believe our income, employment, and transactional tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, but an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period. Certain risks relating to employment and sales taxes are described in more detail under Note 9 (“Accrued expenses and other current liabilities”).

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

The application of non-income, or indirect, taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, and gross receipt tax, to businesses like ours is a complex and evolving issue. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. In addition, we do not collect and remit indirect taxes in all jurisdictions in which we operate on the basis that such indirect taxes are not applicable to us. Certain jurisdictions in which we do not collect and remit such taxes may assert that such taxes are applicable, which could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage learners, instructors, or organizations from using our platform, could increase the cost for consumers using our platform, or could otherwise harm our business, financial condition, and results of operations.

Additionally, one or more states, localities, or other taxing jurisdictions may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours. Requiring tax reporting or collection could decrease learner or instructor activity, which would harm our business, and could require us to incur substantial costs in order to comply, including costs associated with tax calculation, collection, and remittance and audit requirements, which could make our offerings less attractive and could adversely affect our business, financial condition, and results of operations.

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

We have incurred net operating losses (“NOLs”) since our inception, and we expect to continue to incur net losses in the near future. As such, there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities if we do not achieve profitability. This may require us to pay federal income taxes in future years even if our NOLs were otherwise sufficient to offset our federal taxable income in such years. There is also a risk that due to regulatory and economic changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Similar or different limitations may apply under state laws. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the realization of the future benefits of these assets. If our NOLs and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and federal tax credit carryforwards to offset its post-change taxable income, or reduce its federal income tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Certain of our gross U.S. federal NOLs are subject to this limitation as a result of these ownership changes, and if it is determined that we have experienced additional ownership changes, including as a result of our IPO, future transactions in our stock, some of which are outside our control, or both, our ability to use our NOLs and federal tax credit carryforwards to reduce future taxable income and tax liabilities may be further limited. Similar limitations may apply under state tax laws.
Our results of operations, which we report in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the three months ended March 31, 2023, 31% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies may cause our revenue to decline relative to our costs, thereby decreasing our gross margins. For example, the euro, British pound sterling and Japanese yen have all recently experienced declines in value against the U.S. dollar, which has negatively affected our results of operations during the year ended December 31, 2022 and could continue to negatively impact our results of operations in future periods. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
As of March 31, 2023, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 49% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

10.1	2021 Equity Incentive Plan, as amended and restated

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan

10.3	Confirmatory Employment Letter between the Registrant and Stephanie Stapleton Sudbury

10.4	Change in Control and Severance Agreement by and between the Registrant and Stephanie Stapleton Sudbury

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

Udemy, Inc.

Date: May 3, 2023	By:	/s/ Greg Brown
Greg Brown
President and Chief Executive Officer

Date: May 3, 2023	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer