Form 10-Q
period 2023-06-30
Udemy, Inc.
filed 2023-08-03
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
As of July 27, 2023, 150,386,557 shares of the registrant’s common stock were outstanding.

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
•the timing, impact, and success of new features, integrations, capabilities, and other platform enhancements by us, or by our competitors to their offerings, or any other changes in the competitive landscape of our markets and industry;
•anticipated trends, developments, and challenges in our industry, business, the markets in which we operate, and broader macroeconomic environment;
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
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates; and
•our ability to obtain, maintain, protect, and enforce our intellectual property and proprietary information.
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

PART I.
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$323,227	$313,685
Marketable securities	142,287	151,687
Accounts receivable, net	86,995	104,530
Prepaid expenses and other current assets	14,155	14,878
Deferred contract costs, current	38,678	30,234
Total current assets	605,342	615,014
Property and equipment, net	5,485	7,012
Capitalized software, net	30,350	27,412
Operating lease right-of-use assets	8,620	11,377
Restricted cash, non-current	3,529	3,629
Deferred contract costs, non-current	35,174	35,411
Strategic investments	10,311	12,104
Intangible assets, net	7,197	9,331
Goodwill	12,646	12,646
Other assets	3,490	3,632
Total assets	$722,144	$737,568
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,314	$14,529
Accrued expenses and other current liabilities	27,166	31,247
Content costs payable	37,105	37,310
Accrued compensation and benefits	21,520	22,882
Operating lease liabilities, current	7,081	7,002
Deferred revenue, current	285,346	273,937
Total current liabilities	383,532	386,907
Operating lease liabilities, non-current	3,282	6,545
Deferred revenue, non-current	2,179	4,342
Other liabilities, non-current	30	464
Total liabilities	389,023	398,258
Note 8 – Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.00001 par value - 50,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2023, and December 31, 2022.	—	—
Common stock, $0.00001 par value - 950,000,000 shares authorized; 149,845,546 and 145,013,786 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively.	1	1
Additional paid-in capital	1,015,851	951,946
Accumulated other comprehensive loss	(48)	(233)
Accumulated deficit	(682,683)	(612,404)
Total stockholders’ equity	333,121	339,310
Total liabilities and stockholders' equity	$722,144	$737,568
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$178,240	$153,112	$354,670	$305,335
Cost of revenue	75,938	65,812	152,639	132,250
Gross profit	102,302	87,300	202,031	173,085
Operating expenses
Sales and marketing	77,371	68,421	157,028	135,299
Research and development	29,635	23,963	60,522	46,533
General and administrative	22,623	23,443	48,957	45,096
Restructuring charges	135	—	10,263	—
Total operating expenses	129,764	115,827	276,770	226,928
Loss from operations	(27,462)	(28,527)	(74,739)	(53,843)
Other income (expense)
Interest income, net	4,944	127	8,876	370
Other expense, net	(2,161)	(672)	(2,303)	(916)
Total other income (expense), net	2,783	(545)	6,573	(546)
Net loss before taxes	(24,679)	(29,072)	(68,166)	(54,389)
Income tax provision	(1,056)	(308)	(2,113)	(640)
Net loss	$(25,735)	$(29,380)	$(70,279)	$(55,029)
Net loss per share
Basic and diluted	$(0.17)	$(0.21)	$(0.48)	$(0.39)
Weighted-average shares used in computing net loss per share
Basic and diluted	148,071,315	140,035,203	146,910,959	139,691,508
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(25,735)	$(29,380)	$(70,279)	$(55,029)
Foreign currency translation loss, net of tax	(5)	(28)	(16)	(18)
Change in unrealized loss on marketable securities, net of tax	53	—	201	—
Comprehensive loss	$(25,687)	$(29,408)	$(70,094)	$(55,047)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2023	146,627,024	$1	$982,128	$(96)	$(656,948)	$325,085
Stock-based compensation	—	—	25,530	—	—	25,530
Exercise of stock options	1,006,887	—	3,328	—	—	3,328
Vesting of restricted stock units	1,586,524	—	108	—	—	108
Issuance of common stock under employee stock purchase plan	625,111	—	4,757	—	—	4,757
Other comprehensive income (loss)	—	—	—	48	—	48
Net loss	—	—	—	—	(25,735)	(25,735)
Balance—June 30, 2023	149,845,546	$1	$1,015,851	$(48)	$(682,683)	$333,121

Balance—March 31, 2022	139,573,416	$1	$864,676	$9	$(484,178)	$380,508
Stock-based compensation	—	—	16,097	—	—	16,097
Exercise of stock options	469,706	—	2,119	—	—	2,119
Vesting of restricted stock units	53,061	—	67	—	—	67
Issuance of common stock under employee stock purchase plan	526,754	—	5,563	—	—	5,563
Cumulative translation adjustment	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(29,380)	(29,380)
Balance—June 30, 2022	140,622,937	$1	$888,522	$(19)	$(513,558)	$374,946

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	145,013,786	$1	$951,946	$(233)	$(612,404)	$339,310
Stock-based compensation	—	—	54,263	—	—	54,263
Exercise of stock options	1,362,403	—	4,777	—	—	4,777
Vesting of restricted stock units	2,844,246	—	108	—	—	108
Issuance of common stock under employee stock purchase plan	625,111	—	4,757	—	—	4,757
Other comprehensive income (loss)	—	—	—	185	—	185
Net loss	—	—	—	—	(70,279)	(70,279)
Balance—June 30, 2023	149,845,546	$1	$1,015,851	$(48)	$(682,683)	$333,121

Balance—December 31, 2021	139,164,693	$1	$848,229	$(1)	$(458,529)	$389,700
Stock-based compensation	—	—	31,029	—	—	31,029
Exercise of stock options	846,284	—	3,634	—	—	3,634
Vesting of restricted stock units	85,206	—	67	—	—	67
Issuance of common stock under employee stock purchase plan	526,754	—	5,563	—	—	5,563
Cumulative translation adjustment	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(55,029)	(55,029)
Balance—June 30, 2022	140,622,937	$1	$888,522	$(19)	$(513,558)	$374,946
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(70,279)	$(55,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,886	10,200
Amortization of deferred sales commissions	21,829	13,965
Stock-based compensation	49,444	28,074
Allowance for credit losses	1,011	517
Accretion of marketable securities	(3,431)	—
Non-cash operating lease expense	3,012	3,101
Unrealized loss on strategic investments	1,793	—
Other	633	252
Changes in operating assets and liabilities:
Accounts receivable	16,524	3,356
Prepaid expenses and other assets	505	1,243
Deferred contract costs	(30,036)	(27,381)
Accounts payable, accrued expenses and other liabilities	(14,899)	(22,034)
Content costs payable	(206)	(2,652)
Operating lease liabilities	(3,436)	(3,146)
Deferred revenue	9,246	33,099
Net cash used in operating activities	(6,404)	(16,435)
Cash flows from investing activities:
Purchases of marketable securities	(125,968)	—
Proceeds from maturities of marketable securities	139,000	—
Purchases of property and equipment	(243)	(699)
Capitalized software costs	(6,385)	(6,643)
Purchases of strategic investments	—	(5,000)
Net cash provided by (used in) investing activities	6,404	(12,342)
Cash flows from financing activities:
Net proceeds from exercise of stock options	4,710	3,831
Proceeds from share purchases under employee stock purchase plan	4,757	5,563
Payment of deferred offering costs	—	(1,586)
Net cash provided by financing activities	9,467	7,808

Effect of foreign exchange rates on cash flows	(25)	(4)

Net increase (decrease) in cash, cash equivalents and restricted cash	9,442	(20,973)
Cash, cash equivalents and restricted cash—Beginning of period	317,314	536,768
Cash, cash equivalents and restricted cash—End of period	$326,756	$515,795

	Six Months Ended June 30, 2023
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$323,227	$512,166
Restricted cash, non-current	3,529	3,629
Total cash, cash equivalents and restricted cash	$326,756	$515,795

Supplemental disclosures of cash flow information:
Interest paid	$568	$10
Income taxes paid	$990	$388

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$4,768	$2,646
Change in unrealized loss on marketable securities	$202	$—
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

Segment information— On March 1, 2023, Greg Brown became the Company’s new Chief Executive Officer and chief operating decision maker (“CODM”). The Company defines its segments as those operations the CODM regularly reviews to allocate resources and assess performance. For the three and six months ended June 30, 2023 and 2022, the Company operated under two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 13 – Segment and geographic information.

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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had no customers which accounted for more than 10% of accounts receivable as of June 30, 2023 or December 31, 2022. No customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2023 or 2022.

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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Six Months Ended June 30, 2023	$1,528	$1,011	$(776)	$1,763
Six Months Ended June 30, 2022	$678	$517	$(117)	$1,078

Self-insurance— Beginning in 2023, the Company became self-insured for medical benefits offered to certain employees, up to certain stop-loss limits. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. As of June 30, 2023, the accrued liability for self-insurance totaled $1.1 million and is included in accrued compensation and benefits on the condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
There are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements.
3. Revenue recognition

Deferred revenue— Revenue recognized for the three months ended June 30, 2023, from amounts included in deferred revenue as of March 31, 2023 was $135.2 million. Revenue recognized for the three months ended June 30, 2022, from amounts included in deferred revenue as of March 31, 2022 was $115.2 million.

Revenue recognized for the six months ended June 30, 2023, from amounts included in deferred revenue as of December 31, 2022 was $200.5 million. Revenue recognized for the six months ended June 30, 2022, from amounts included in deferred revenue as of December 31, 2021 was $157.8 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	June 30,	December 31,	December 31,
	2023	2022	2021
Deferred revenue:
Enterprise	$229,456	$219,030	$148,966
Consumer	58,069	59,249	61,588
Total deferred revenue	$287,525	$278,279	$210,554

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to unearned and unbilled revenue from multi-year Enterprise subscription contracts with future installment payments, as well as unearned revenue from Consumer single course purchases and subscriptions at the end of any given period. As of June 30, 2023, the aggregate transaction price for remaining performance obligations was $509.0 million, of which 72% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Six Months Ended June 30, 2023	$65,645	$30,036	$(21,829)	$73,852
Six Months Ended June 30, 2022	$44,545	$27,381	$(13,965)	$57,961

4. Investments and fair value measurements

The Company’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis within the fair value hierarchy are as follows (in thousands):

As of June 30, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$281,719	$—	$—

Marketable securities:
U.S. government securities	$—	$142,287	$—

Non-current assets:
Strategic investments	$—	$—	$10,311

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$30

As of December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$130,377	$—	$—
U.S. government securities	—	48,900	—
Total cash equivalents	$130,377	$48,900	$—

Marketable securities:
U.S. government securities	$—	$151,687	$—

Non-current assets:
Strategic investments	$—	$—	$12,104

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$462

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

A summary of the changes in the fair value of Level 3 financial instruments, of which remeasurement of SARs and impairment of strategic investments are recognized in the condensed consolidated statements of operations, is as follows (in thousands):

	Stock Appreciation Rights	Strategic Investments
Balance— March 31, 2023	$264	$12,104
Vesting and remeasurement of SARs	19	—
Exercises of SARs	(253)	—
Unrealized loss on strategic investments	—	(1,793)
Balance— June 30, 2023	$30	$10,311

Balance— March 31, 2022	$508	$15,000
Vesting and remeasurement of SARs, net	(89)	—
Balance— June 30, 2022	$419	$15,000

Balance— December 31, 2022	$462	$12,104
Vesting and remeasurement of SARs	(179)	—
Exercises of SARs	(253)	—
Unrealized loss on strategic investments	—	(1,793)
Balance— June 30, 2023	$30	$10,311

Balance— December 31, 2021	$818	$10,000
Vesting and remeasurement of SARs, net	(399)	—
Purchases of strategic investments	—	5,000
Balance— June 30, 2022	$419	$15,000

The Company evaluates its strategic investment for impairment at each reporting period. This evaluation consists of several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. Based on the assessment performed as of June 30, 2023, the Company recorded an impairment loss of $1.8 million during the three and six months ended June 30, 2023. The difference between the strategic investment’s cost basis of $15.0 million and the carrying value of $10.3 million is due to cumulative impairment charges of $4.7 million recorded through June 30, 2023.

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of June 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$41,508	$—	$—	$41,508
Money market funds	281,719	—	—	281,719
Total cash and cash equivalents	323,227	—	—	323,227
Marketable securities:
U.S. government securities	142,298	21	(32)	142,287
Total cash, cash equivalents, and marketable securities	$465,525	$21	$(32)	$465,514

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$134,408	$—	$—	$134,408
Money market funds	130,377	—	—	130,377
U.S. government securities	48,899	4	(3)	48,900
Total cash and cash equivalents	313,684	4	(3)	313,685
Marketable securities:
U.S. government securities	151,900	30	(243)	151,687
Total cash, cash equivalents, and marketable securities	$465,584	$34	$(246)	$465,372

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	June 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Cash equivalents:
U.S. government securities	$—	$—	$24,960	$(3)

Marketable securities:
U.S. government securities	38,765	(32)	59,057	(243)
Total securities in an unrealized loss position	$38,765	$(32)	$84,017	$(246)

Realized gains and losses reclassified from accumulated other comprehensive loss to other income (expense), net were zero for the three and six months ended June 30, 2023.

No securities had been in a continuous unrealized loss position for twelve months or longer as of June 30, 2023 or December 31, 2022. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of June 30, 2023 and December 31, 2022, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of June 30, 2023, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Leasehold improvements	$19,020	$19,109
Computers and equipment	7,775	7,820
Furniture and fixtures	4,678	4,870
Purchased software	383	383
Construction in progress	12	—
Total property and equipment	31,868	32,182
Less accumulated depreciation and amortization	(26,383)	(25,170)
Property and equipment, net	$5,485	$7,012
Depreciation expense was $0.8 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Capitalized software	$74,797	$63,748
Less accumulated amortization	(44,447)	(36,336)
Capitalized software, net	$30,350	$27,412
Amortization expense of capitalized software was $4.3 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively, and $8.2 million and $5.7 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

Remainder of 2023	$8,465
2024	13,319
2025	7,479
2026	1,087
Total expected amortization	$30,350

Intangible assets, net and goodwill— As of June 30, 2023, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(1,698)	$3,802
Vendor relationships	3 years	4,500	(2,778)	1,722
Developed technology	3 years	4,200	(2,593)	1,607
Tradename	2 years	900	(834)	66
Total		$15,100	$(7,903)	$7,197

As of December 31, 2022, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(1,239)	$4,261
Vendor relationships	3 years	4,500	(2,028)	2,472
Developed technology	3 years	4,200	(1,893)	2,307
Tradename	2 years	900	(609)	291
Total		$15,100	$(5,769)	$9,331

Amortization expense of intangible assets was $1.0 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $2.1 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.

The expected future amortization expense for intangible assets as of June 30, 2023 was as follows (in thousands):

Remainder of 2023	$1,974
2024	2,795
2025	917
2026	917
2027	594
Total expected amortization	$7,197

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of June 30, 2023.

The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the three and six months ended June 30, 2023 or 2022.

6. Leases

The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026. The Company recognized the following amounts related to its operating leases in its condensed consolidated statements of operations and cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$1,564	$1,698	$3,234	$3,399
Variable lease costs	$231	$203	$545	$407
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives			$3,697	$3,044

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of June 30, 2023, were as follows (in thousands):

2023	$3,590
2024	5,918
2025	809
2026	410
Gross lease payments	10,727
Less imputed interest	(364)
Present value of operating lease liabilities	$10,363

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued expenses	$9,539	$8,494
Indirect tax reserves	3,914	6,627
Indirect tax payables	7,161	9,137
Other current liabilities	6,552	6,989
Accrued expenses and other current liabilities	$27,166	$31,247
Indirect tax payables relate to amounts collected from customers on behalf of third-party taxing authorities, primarily on sales in the U.S. and in international jurisdictions. Indirect tax payables also include withholding taxes on payments made to the Company’s instructors before remitting these amounts to the taxing authorities.

As of June 30, 2023, indirect tax reserves consist of the residual interest payable on the Company’s instructor withholding tax reserves and other indirect tax reserves.

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

In 2020, the Company approached the IRS to address the historical tax withholding amounts for instructors and engaged in a voluntary disclosure program. As of June 30, 2023, the Company has filed all outstanding withholding tax returns and has paid the associated tax obligation to the IRS. The estimated interest associated with the reserve is still outstanding.

Changes in the estimated amount the Company has determined it will owe are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. Estimated interest is recorded in interest income (expense), net in the accompanying condensed consolidated statement of operations.

Changes to the instructor withholding tax reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$2,572	$15,693	$2,528	$17,036
Amounts charged to (released from) expense	45	157	89	(1,186)
Net payments and settlements	—	—	—	—
Balance, end of period	$2,617	$15,850	$2,617	$15,850

8. Commitments and contingencies
Noncancellable purchase commitments— The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising vendors that are noncancellable. As of June 30, 2023, the Company had $56.7 million worth of future minimum payments under the Company’s noncancellable purchase commitments which are expected to be paid through 2026.
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
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accompanying condensed consolidated balance sheets, within accrued expenses and other current liabilities as of June 30, 2023, and December 31, 2022.

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

The Company had an effective tax rate of (4.28)% and (1.10)% for the three months ended June 30, 2023, and 2022 respectively, and (3.10)% and (1.20)% for the six months ended June 30, 2023 and 2022, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.

As of June 30, 2023 and December 31, 2022, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through 2022. There are currently no income tax audits underway by U.S. federal or state tax authorities. There is an income audit in India that began in the year ended December 31, 2022, but no notices or assessments have been issued at this time.

10. Related party transactions
Naspers Ltd. (“Naspers”), through an investment entity controlled by Prosus N.V. (“Prosus”), beneficially owns more than 5% of the Company’s outstanding capital stock. A current member of the Company’s Board of Directors is the Chief Executive Officer of a Prosus operating subsidiary, OLX Global B.V. A former member of the Company’s Board of Directors, who resigned in September 2022, was an executive officer of Prosus. Naspers and certain entities directly and indirectly controlled by Naspers are customers of the Company’s Enterprise subscription offering. The Company recorded $0.4 million of revenue from services provided to these customers during both the three months ended June 30, 2023 and 2022, and $0.7 million and $0.8 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had an accounts receivable balance of $0.1 million with these customers.
Insight Partners, where a member of the Company’s Board of Directors is a Managing Director, is affiliated with certain vendors that the Company has contracted to provide technology and software solutions. The Company recorded $0.1 million and $0.3 million of operating expenses with these vendors during three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.5 million during the six months ended June 30, 2023 and 2022, respectively. The Company did not have an accounts payable balance with these vendors as of June 30, 2023, and December 31, 2022.

Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering. During both the three months ended June 30, 2023 and 2022, the Company recorded $0.1 million of revenue from services provided to these customers. During both the six months ended June 30, 2023 and 2022, the Company recorded $0.2 million of revenue from services provided to these customers. As of June 30, 2023 and December 31, 2022, the Company had an accounts receivable balance with these customers of zero and $0.4 million, respectively.

11. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common stock— Common stockholders are entitled to one vote per share. As of June 30, 2023 and December 31, 2022, the following shares of common stock were available for future issuance:

	June 30,	December 31,
	2023	2022
2010 Equity Incentive Plan:
Stock options outstanding	8,836,101	10,333,771
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	18,667,968	16,178,101
Shares available for future issuance under:
2021 Equity Incentive Plan	4,865,969	2,814,126
2021 Employee Stock Purchase Plan	2,754,604	1,929,578
Total shares of common stock reserved	35,124,642	31,255,576
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

The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2022	10,283,771	$4.18	6.38	$66,234
Granted	—	—
Exercised	(1,362,403)	3.51
Canceled	(135,267)	9.32
Balance - June 30, 2023	8,786,101	$4.21	2.82	$57,714
Vested & expected to vest as of June 30, 2023	8,786,101	$4.21	2.82	$57,714
Exercisable as of June 30, 2023	8,202,806	$4.03	2.73	$55,236
There were no stock options granted during the six months ended June 30, 2023 or 2022. The decrease in weighted average remaining contractual term during the period is due to stock options held by the Company’s former CEO, Mr. Coccari, which will expire if not exercised by the end of the 90-day post-termination exercise window that begins upon completion of his transition agreement in February 2024. Refer to further discussion below under other equity transactions.

As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $1.5 million, which will be recognized over a weighted average period of 0.7 years.

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

The following is a summary of activity for SARs under the Equity Incentive Plans:

	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2022	81,770	$5.44	6.90	$418
Granted	—	—
Exercised	(67,781)	5.30
Canceled	(9,289)	6.58
Balance - June 30, 2023	4,700	$5.11	6.48	$26
Vested & expected to vest as of June 30, 2023	4,700	$5.11	6.48	$26
Exercisable as of June 30, 2023	4,199	$4.95	6.45	$24

There were no SARs granted during the six months ended June 30, 2023 or 2022.

As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested SARs was immaterial.

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

During the first quarter of 2023, the Company granted 645,833 PSUs to certain executives at target. Each PSU conveys a right to receive one share of the Company’s common stock on the date it vests, provided that the number of PSUs that will ultimately vest may vary from 0% to 150% of target based upon the achievement of the corporate performance metric at the end of the performance period. One quarter of the eligible PSUs vest upon certification of the corporate performance metric in the first quarter of 2024, and the remaining 75% will vest equally over the following 12 quarters thereafter, subject to continual service by the grantee. Total stock-based compensation expense to be recognized may fluctuate during the performance period due to changes in forecasted achievement. The corporate performance metric associated with these awards has been considered probable of being achieved since the grant date, and as of June 30, 2023, management estimated a payout rate equal to 83% of the number of target shares granted.

A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	16,178,101	$17.37	—	$—
Granted	5,908,855	$9.31	645,833	$8.89
Released	(2,844,246)	$16.92	—	$—
Canceled	(1,543,474)	$16.31	—	$—
Unvested - June 30, 2023	17,699,236	$14.84	645,833	$8.89

As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested RSUs was $224.1 million, which will be recognized over a weighted average period of 3.0 years.

As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested PSUs was $3.9 million, which will be recognized over a weighted average period of 1.9 years.

Performance-based stock options— There have been no other changes to the Company’s performance-based stock options compared to those described in Note 14— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.

As of June 30, 2023, there were 50,000 performance-based stock options outstanding, of which 19,791 were exercisable. As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested performance-based stock options was immaterial.

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

During the six months ended June 30, 2023, 625,111 shares of common stock were issued under the ESPP.

On May 20, 2023, the Company’s ESPP purchase price was reset for both the May 2022 and November 2022 offering periods. Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date. Participants in the terminated offering are then automatically enrolled in the new offering period. The ESPP reset resulted in incremental compensation cost of $5.9 million which, along with the unrecognized expense remaining from the original grant date fair value, will be recognized on a straight-line basis over the new offering period ending in May 2025.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of employee stock purchase rights granted under the new ESPP offering period:

Three and Six Months Ended
June 30, 2023
Risk-free interest rate	4.5%
Expected volatility	69.7%
Expected life (in years)	1.6
Expected dividend yield	—%

As of June 30, 2023, total unrecognized compensation cost for the ESPP was $11.2 million, which will be recognized on a straight-line basis over the next 1.9 years.

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

On August 24, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. The total compensation cost recognized during both the three months ended June 30, 2023 and 2022 was $0.1 million, and $0.3 million for both the six months ended June 30, 2023 and 2022. As of June 30, 2023, total compensation cost related to the restricted stock not yet recognized was $0.8 million, which will be recognized on a straight-line basis over the next 1.2 years.

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,749	$989	$3,342	$1,829
Sales and marketing	8,099	5,007	15,376	9,144
Research and development	6,423	3,711	12,717	7,045
General and administrative	6,890	5,025	16,801	10,056
Restructuring charges	—	—	1,208	—
Total stock-based compensation expense	$23,161	$14,732	$49,444	$28,074

The Company capitalized $2.4 million and $1.4 million of stock-based compensation expense as capitalized software during the three months ended June 30, 2023 and 2022, respectively, and $4.7 million and $2.6 million during the six months ended June 30, 2023 and 2022, respectively.

12. Net loss per share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(25,735)	$(29,380)	$(70,279)	$(55,029)
Denominator:
Weighted-average shares used in computing net loss per share
Basic and diluted	148,071,315	140,035,203	146,910,959	139,691,508
Net loss per share
Basic and diluted	$(0.17)	$(0.21)	$(0.48)	$(0.39)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	8,836,101	18,553,783	8,836,101	18,553,783
RSUs, PSUs, and restricted stock	18,297,774	8,049,418	18,297,774	8,049,418
Contingently issuable shares under ESPP	159,077	132,041	159,077	132,041
Total potentially dilutive securities	27,292,952	26,735,242	27,292,952	26,735,242

13. Segment and geographic information
The Company’s Chief Executive Officer is its CODM. The CODM reviews separate financial information presented for the Company’s two segments, Enterprise and Consumer, in order to allocate resources and evaluate the Company’s financial performance.

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Enterprise	$101,619	$74,627	$196,861	$139,538
Consumer	76,621	78,485	157,809	165,797
Total revenue	178,240	153,112	354,670	305,335

Segment cost of revenue
Enterprise	33,952	24,682	66,819	46,845
Consumer	35,132	36,211	72,628	76,008
Total segment cost of revenue	69,084	60,893	139,447	122,853

Segment gross profit
Enterprise	67,667	49,945	130,042	92,693
Consumer	41,489	42,274	85,181	89,789
Total segment gross profit	109,156	92,219	215,223	182,482

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	4,270	3,015	8,173	5,739
Amortization of intangible assets	725	726	1,450	1,450
Depreciation	111	189	228	379
Stock-based compensation	1,748	989	3,341	1,829
Total reconciling items	6,854	4,919	13,192	9,397
Total gross profit	$102,302	$87,300	$202,031	$173,085

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$71,814	$62,863	$143,521	$123,451
Europe, Middle East, Africa	54,540	46,229	109,091	93,954
Asia Pacific	39,342	32,727	77,501	65,915
Latin America	12,544	11,293	24,557	22,015
Total revenue	$178,240	$153,112	$354,670	$305,335
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended June 30, 2023 or 2022.

Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	June 30,	December 31,
	2023	2022
North America	$9,782	$12,782
Rest of world	4,291	5,556
Total long-lived assets	$14,073	$18,338

14. Restructuring charges

On February 13, 2023, the Company communicated to its employees that in response to current macroeconomic conditions and to further streamline its operations and cost structure, it would reduce its global workforce by approximately 10%. As a result, the Company recognized restructuring charges of $10.1 million in the first quarter of 2023, primarily consisting of $8.9 million of personnel expenses such as salaries and wages, one-time severance payments, and other benefits. The Company also recognized $1.2 million of stock-based compensation expense on the communication date, resulting from impacted employees having no future substantive service requirement but continuing to vest into their equity awards during legally required retention periods as well as certain modifications to enable additional vesting after impacted employees’ termination dates. The Company expects the restructuring to be complete by the end of the third quarter of 2023.

Restructuring charges are presented as separate operating expenses within the Company’s condensed consolidated statements of operations. The following table summarizes the activity related to the restructuring liability recorded in accrued compensation and benefits in the accompanying condensed consolidated balance sheets (in thousands):

Beginning balance— March 31, 2023	$4,544
Restructuring charges	135
Settlements	(4,335)
Ending balance— June 30, 2023	$344

Beginning balance— January 1, 2023	$—
Restructuring charges	9,055
Settlements	(8,711)
Ending balance— June 30, 2023	$344

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
Udemy’s consumer marketplace has attracted over 64 million learners in over 180 countries who are looking for the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. We curate the highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer effective on-demand learning for employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development. Our network of over 70,000 instructors have created over 200,000 courses in nearly 75 languages that cover a wide range of topics, including technology, business, soft skills, and personal development.

Workforce reduction
In February 2023, in response to current macroeconomic conditions and to further streamline our operations and cost structure, we enacted a plan to reduce our global workforce by approximately 10%. As a result, we recognized restructuring charges of $10.3 million in the first half of 2023, primarily consisting of personnel expenses such as salaries and wages, one-time severance payments, and other benefits, as well as stock-based compensation expense. We expect the restructuring plan to be complete by the end of the third quarter of 2023.

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

Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three and six months ended June 30, 2023.

Impact of mix of Enterprise and Consumer segments

Our mix of business among our Enterprise and Consumer segments is shifting, and this shift will affect our financial performance. Enterprise segment gross margin is higher than that of Consumer, primarily driven by comparably lower content costs which are partially offset by higher customer support costs. The mix of customer acquisition methods in our Consumer segment will substantially impact our financial performance. We presently expect that revenue from our Enterprise segment will continue to grow faster than our Consumer segment, which will be beneficial to our overall margins.

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

Our investment in growth

We are actively investing in our business as we believe that we are only beginning to penetrate our market opportunity, and we intend to continue to invest in our future growth. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our course catalog, develop our immersive learning capabilities, and invest in our technology development, including investments in artificial intelligence. Any investments we make in our sales and marketing organization, in encouraging the development of new content, and in expanding our platform offerings and capabilities, whether organically or through acquisitions, will occur in advance of the benefits from such investments, making it difficult to determine if we are efficiently allocating our resources in these areas.

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
Enterprise revenue primarily relates to enterprise license subscription contracts with annual or multi-year subscription terms. Enterprise license subscriptions include Team Plan, Enterprise Plan, Udemy Business Pro, and Leadership Academy. Enterprise subscriptions are generally billed in advance on a quarterly or annual basis. Subscription revenue excludes any taxes to be remitted to governmental authorities. Access to the Udemy platform represents a series of distinct services as we continually provide access to course content and fulfill our obligation to the UB customer over the subscription term. Because the series of distinct services represents a single performance obligation that is satisfied over time, we recognize revenue ratably over the contractual subscription term. Enterprise revenue recognized from professional services was immaterial for the periods presented.
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$178,240	$153,112	$354,670	$305,335
Cost of revenue (1)(2)	75,938	65,812	152,639	132,250
Gross profit	102,302	87,300	202,031	173,085
Operating expenses (1)(2)
Sales and marketing	77,371	68,421	157,028	135,299
Research and development	29,635	23,963	60,522	46,533
General and administrative	22,623	23,443	48,957	45,096
Restructuring charges	135	—	10,263	—
Total operating expenses	129,764	115,827	276,770	226,928
Loss from operations	(27,462)	(28,527)	(74,739)	(53,843)
Other income (expense)
Interest income, net	4,944	127	8,876	370
Other expense, net	(2,161)	(672)	(2,303)	(916)
Total other income (expense), net	2,783	(545)	6,573	(546)
Net loss before taxes	(24,679)	(29,072)	(68,166)	(54,389)
Income tax provision	(1,056)	(308)	(2,113)	(640)
Net loss	$(25,735)	$(29,380)	$(70,279)	$(55,029)
Net loss per share
Basic and diluted	$(0.17)	$(0.21)	$(0.48)	$(0.39)
Weighted-average shares used in computing net loss per share
Basic and diluted	148,071,315	140,035,203	146,910,959	139,691,508

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,749	$989	$3,342	$1,829
Sales and marketing	8,099	5,007	15,376	9,144
Research and development	6,423	3,711	12,717	7,045
General and administrative	6,890	5,025	16,801	10,056
Restructuring charges	—	—	1,208	—
Total stock-based compensation expense	$23,161	$14,732	$49,444	$28,074
(2)    Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$725	$726	$1,450	$1,450
Sales and marketing	341	341	683	683
Total amortization of intangible assets	$1,066	$1,067	$2,133	$2,133
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	43	43	43	43
Gross profit	57	57	57	57
Operating expenses
Sales and marketing	43	45	44	44
Research and development	17	16	17	15
General and administrative	13	15	14	16
Restructuring charges	—	—	3	—
Total operating expenses	73	76	78	75
Loss from operations	(16)	(19)	(21)	(18)
Other income (expense)
Interest income, net	3	—	3	—
Other expense, net	(1)	—	(1)	—
Total other income (expense), net	2	—	2	—
Net loss before taxes	(14)	(19)	(19)	(18)
Income tax provision	—	—	(1)	—
Net loss attributable to common stockholders	(14)%	(19)%	(20)%	(18)%

Comparison of the three and six months ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

Revenue	(in thousands, except percentages)
Enterprise	$101,619	$74,627	$26,992	36%	$196,861	$139,538	$57,323	41%
Consumer	76,621	78,485	(1,864)	(2)%	157,809	165,797	(7,988)	(5)%
Total revenue	$178,240	$153,112	$25,128	16%	$354,670	$305,335	$49,335	16%
Revenue for the three months ended June 30, 2023, was $178.2 million, compared to $153.1 million for the same period in the prior year, which represents an increase of $25.1 million, or 16%. For the three months ended June 30, 2023, Enterprise and Consumer revenue was $101.6 million and 76.6 million, respectively, representing 57% and 43% of total revenue, respectively, compared to $74.6 million and $78.5 million, respectively, representing 49% and 51% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the three months ended June 30, 2023 was primarily driven by the growth in our UB customer base, which was partially offset by a decrease in Consumer revenue during the same period.
For the three months ended June 30, 2023, total Enterprise revenue increased by $27.0 million, or 36%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the three months ended June 30, 2023, total Consumer revenue decreased by $1.9 million, or 2%, compared to the same period in the prior year. The decrease in Consumer revenue is primarily due to negative impacts from foreign currency exchange rates. The decrease was partially offset by an increase in monthly average buyers.
Revenue for the six months ended June 30, 2023, was $354.7 million, compared to $305.3 million for the same period in the prior year, which represents an increase of $49.3 million, or 16%. For the six months ended June 30, 2023, Enterprise and Consumer revenue was $196.9 million and $157.8 million, respectively, representing 56% and 44% of total revenue, respectively, compared to $139.5 million and $165.8 million, respectively, representing 46% and 54% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the six months ended June 30, 2023 was primarily driven by the growth in our UB customer base, which was partially offset by a decrease in Consumer revenue during the same period.
For the six months ended June 30, 2023, total Enterprise revenue increased by $57.3 million, or 41%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the six months ended June 30, 2023, total Consumer revenue decreased by $8.0 million, or 5%, compared to the same period in the prior year. The decrease in Consumer revenue is primarily due to negative impacts from foreign currency exchange rates. The decrease was partially offset by an increase in monthly average buyers.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$75,938	$65,812	$10,126	15%	$152,639	$132,250	$20,389	15%
Gross profit	102,302	87,300	15,002	17%	202,031	173,085	28,946	17%
Gross margin	57%	57%			57%	57%

Cost of revenue for the three months ended June 30, 2023 was $75.9 million, compared to $65.8 million for the same period in the prior year, which represents an increase of $10.1 million, or 15%. Content costs for the Enterprise and Consumer segments were $23.5 million and $27.6 million for the three months ended June 30, 2023, respectively, compared to $17.5 million and $28.6 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 23% and 36%, respectively, for both the three months ended June 30, 2023 and 2022.

In our Enterprise segment, customer support costs increased by $2.7 million in the three months ended June 30, 2023, as compared to the same period in the prior year. This change is primarily driven by the growth in our customer support organization as well as our reseller business, in which we incur fees for reseller partners that provide customer support services. In our Consumer segment, customer support costs, hosting and platform fees, and payment processing fees were all consistent with those costs incurred the same period in the prior year. On a consolidated basis, there was an increase of $1.3 million in amortization of capitalized software and an increase of $0.8 million related to stock-based compensation expense for the three months ended June 30, 2023, when compared to the same period in the prior year.

Gross margin was 57% for both the three months ended June 30, 2023 and 2022 due to stable cost margins in the comparative periods.

Cost of revenue for the six months ended June 30, 2023 was $152.6 million, compared to $132.3 million for the same period in the prior year, which represents an increase of $20.4 million, or 15%. Content costs for the Enterprise and Consumer segments were $45.2 million and $57.5 million for the six months ended June 30, 2023, respectively, compared to $32.7 million and $60.9 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 23% and 36%, respectively, for the six months ended June 30, 2023, and 23% and 37%, respectively, for the six months ended June 30, 2022.

In our Enterprise segment, customer support costs increased by $6.4 million in the six months ended June 30, 2023, as compared to the same period in the prior year. This change is primarily driven by the growth in our customer support organization as well as our reseller business, in which we incur fees for reseller partners that provide customer support services. Additionally, hosting costs increased by $1.1 million, due to the expansion of our UB product offerings and consumption by UB learners. In our Consumer segment, customer support costs, hosting and platform fees, and payment processing fees were all consistent with those costs incurred the same period in the prior year. On a consolidated basis, there was an increase of $2.4 million in amortization of capitalized software and an increase of $1.5 million related to stock-based compensation expense for the six months ended June 30, 2023, when compared to the same period in the prior year.

Gross margin was 57% for both the six months ended June 30, 2023 and 2022 due to stable cost margins in the comparative periods.

Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$77,371	$68,421	$8,950	13%	$157,028	$135,299	$21,729	16%
Research and development	29,635	23,963	5,672	24%	60,522	46,533	13,989	30%
General and administrative	22,623	23,443	(820)	(3)%	48,957	45,096	3,861	9%
Restructuring charges	135	—	135	n/m	10,263	—	10,263	n/m
Total operating expenses	$129,764	$115,827	$13,937	12%	$276,770	$226,928	$49,842	22%
n/m - not meaningful
Sales and marketing. Sales and marketing expenses for the three months ended June 30, 2023 were $77.4 million, compared to $68.4 million for the same period in the prior year. The $9.0 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $2.5 million, driven by headcount growth in our sales force to support additional demand for our platform; increased stock-based compensation expense of $3.1 million; increased amortization expense related to deferred contract acquisition costs of $3.9 million, driven by an expansion of our UB customer base over time; a $0.6 million increase in software subscriptions and allocated costs to support the growth of our sales force; and a $0.5 million increase professional services to support the growth of our business. These increases were partially offset by a decrease in marketing costs of $2.1 million.
Sales and marketing expenses for the six months ended June 30, 2023 were $157.0 million, compared to $135.3 million for the same period in the prior year. The $21.7 million increase in sales and marketing expense was primarily due to higher personnel-related expenses of $7.3 million, driven by headcount growth in our sales force to support additional demand for our platform; increased stock-based compensation expense of $6.2 million; increased amortization expense related to deferred contract acquisition costs of $7.9 million, driven by an expansion of our UB customer base over time; a $2.4 million increase in travel and employee activities due to additional in-person sales events; and a $1.9 million increase in software subscriptions and allocated costs to support the growth in our sales force. These increases were partially offset by a decrease in marketing costs of $5.0 million.
Research and development. Research and development expenses for the three months ended June 30, 2023 were $29.6 million, compared to $24.0 million for the same period in the prior year. The $5.7 million increase was primarily due to higher personnel-related expenses of $2.4 million, mainly driven by additional headcount; increased stock-based compensation expense of $2.7 million; and an additional $0.5 million of software subscriptions and allocated costs to support the growth of our business.
Research and development expenses for the six months ended June 30, 2023 were $60.5 million, compared to $46.5 million for the same period in the prior year. The $14.0 million increase was primarily due to higher personnel-related expenses of $6.7 million, mainly driven by additional headcount; increased stock-based compensation expense of $5.7 million; and an additional $1.2 million of software subscriptions and allocated costs to support the growth of our business.
General and administrative. General and administrative expenses for the three months ended June 30, 2023 were $22.6 million, compared to $23.4 million for the same period in the prior year. The $0.8 million decrease in general and administrative expense was primarily due to a $1.0 million decrease in personnel costs, a $0.9 million decrease in professional services, a $0.7 million decrease in costs related to business insurance, and a $0.2 million decrease in software subscriptions and allocated costs. These changes were partially offset by an increase in stock-based compensation expense of $1.9 million.

General and administrative expenses for the six months ended June 30, 2023 were $49.0 million, compared to $45.1 million for the same period in the prior year. The $3.9 million increase in general and administrative expense was primarily due to an increase in stock-based compensation expense of $6.7 million, primarily driven by the accelerated expense incurred as a result of the transition of our former CEO; and a $0.5 million increase allowance for credit losses. These changes were partially offset by a $1.8 million decrease in professional services, a $1.4 million decrease in costs related to business insurance and a $0.9 million decrease in personnel-related expenses.
Restructuring charges. Restructuring charges for the three months ended June 30, 2023, totaled $0.1 million of miscellaneous charges related to differences from our initial estimate. There were no restructuring activities in the same period in the prior year.
Restructuring charges for the six months ended June 30, 2023, totaled $10.3 million. These charges consisted of $9.1 million of personnel and other expenses, such as employee severance and benefits costs, as well as $1.2 million of stock-based compensation expense. There were no restructuring activities in the same period in the prior year.
Total other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

Other income (expense)	(in thousands, except percentages)
Interest income, net	$4,944	$127	$4,817	n/m	$8,876	$370	$8,506	n/m
Other expense, net	(2,161)	(672)	(1,489)	222%	(2,303)	(916)	(1,387)	151%
Total other income (expense), net	$2,783	$(545)	$3,328	n/m	$6,573	$(546)	$7,119	n/m
n/m - not meaningful
We recorded net total other income of $2.8 million for the three months ended June 30, 2023, compared to net total other expense of $0.5 million for the same period in the prior year. For the three months ended June 30, 2023, interest income, net was primarily attributable to interest and accretion income earned on our existing cash, cash equivalents, and marketable securities portfolio, totaling $4.8 million. The Company did not establish its investments portfolio until the third quarter of 2022, such that interest income was not significant in the same period of the prior year. For the three months ended June 30, 2023, interest income, net was partially offset by other expenses, net of $2.2 million, which primarily consists of an impairment of $1.8 million on our strategic investments. For the three months ended June 30, 2022, total other expense, net, was primarily attributable to unrealized losses due to fluctuations in foreign exchange rates.
We recorded net total other income of $6.6 million for the six months ended June 30, 2023, compared to net total other expense of $0.5 million for the same period in the prior year. For the six months ended June 30, 2023, interest income, net was primarily attributable to interest and accretion income earned on our existing cash, cash equivalents, and marketable securities portfolio, totaling $9.0 million, partially offset by $0.3 million of interest expense incurred, primarily related to indirect tax reserves. The Company did not establish its investments portfolio until the third quarter of 2022, such that interest income was not significant in the same period of the prior year. For the six months ended June 30, 2023, interest income, net was partially offset by other expenses, net of $2.3 million, which primarily consists of an impairment of $1.8 million on our strategic investments. For the six months ended June 30, 2022, total other expense, net was primarily attributable to unrealized losses due to fluctuations in foreign exchange rates.

Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)
Income tax provision	$(1,056)	$(308)	$(748)	243%	$(2,113)	$(640)	$(1,473)	230%

For the three months ended June 30, 2023, we recognized income tax expense of $1.1 million, compared to $0.3 million for the same period in the prior year. Income tax expense for the three months ended June 30, 2023 and 2022, was primarily comprised of foreign and state taxes.

For the six months ended June 30, 2023, we recognized income tax expense of $2.1 million, compared to $0.6 million for the same period in the prior year. Income tax expense for the six months ended June 30, 2023 and 2022, was primarily comprised of foreign and state taxes.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	%	2023	2022	%

	(in thousands)
Monthly average buyers	1,338	1,290	4%	1,366	1,337	2%
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

	June 30,
	2023	2022	%
Udemy Business customers	14,946	12,514	19%
Udemy Business Annual Recurring Revenue

We disclose our UB Annual Recurring Revenue (“ARR”) as a measure of our Enterprise revenue growth. ARR represents the annualized value of our UB customer contracts on the last day of a given period. Only revenue from closed UB contracts with active seats as of the last day of the period are included. The increase in UB

ARR was primarily driven by an increase in the number of UB customers and net expansions in our existing UB customer base. Pricing was not a significant driver of the increase in UB ARR.

	June 30,
	2023	2022	%

	(in thousands)
Udemy Business annual recurring revenue	$420,402	$316,107	33%
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

	June 30,
	2023	2022	%
Udemy Business net dollar retention rate	108%	118%	(8)%
Udemy Business Large Customer net dollar retention rate	115%	124%	(7)%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except percentages)
Enterprise segment revenue	$101,619	$74,627	$196,861	$139,538
Enterprise segment gross profit	$67,667	$49,945	$130,042	$92,693
Enterprise segment gross margin	67%	67%	66%	66%
Consumer segment revenue	$76,621	$78,485	$157,809	$165,797
Consumer segment gross profit	$41,489	$42,274	$85,181	$89,789
Consumer segment gross margin	54%	54%	54%	54%
For the three and six months ended June 30, 2023, Enterprise segment gross margin was generally consistent with the same period in the prior year, as the mix of Enterprise segment costs of revenue remained a consistent percentage of Enterprise revenue when compared to the same period in the prior year.

For the three and six months ended June 30, 2023, Consumer segment gross margin was generally consistent with the prior year, as the mix of Consumer segment costs of revenue remained a consistent percentage of Consumer revenue when compared to the same period in the prior year.

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
We define adjusted EBITDA as net loss, adjusted to exclude:
•interest expense (income), net;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•other expense (income), net; and
•restructuring charges.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(25,735)	$(29,380)	$(70,279)	$(55,029)
Adjusted to exclude the following:
Interest income, net	(4,944)	(127)	(8,876)	(370)
Income tax provision	1,056	308	2,113	640
Depreciation and amortization	6,100	5,233	11,886	10,200
Stock-based compensation expense	23,161	14,732	48,236	28,074
Other expense, net	2,161	672	2,303	916
Restructuring charges	135	—	10,263	—
Adjusted EBITDA	$1,934	$(8,562)	$(4,354)	$(15,569)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$178,240	$153,112	$354,670	$305,335
Net loss	$(25,735)	$(29,380)	$(70,279)	$(55,029)
Net loss margin	(14)%	(19)%	(20)%	(18)%
Revenue	$178,240	$153,112	$354,670	$305,335
Adjusted EBITDA	$1,934	$(8,562)	$(4,354)	$(15,569)
Adjusted EBITDA margin	1%	(6)%	(1)%	(5)%
Net loss decreased by $3.6 million in the three months ended June 30, 2023, compared to the same period in the prior year. The change was primarily driven by the growth in revenue outpacing the growth in operating expenses and interest income earned on our investments. These changes were partially offset by increased stock-based compensation expense. Adjusted EBITDA improved by $10.5 million in the three months ended June 30, 2023, compared to the same period in the prior year. The improvement in adjusted EBITDA was driven by the growth in revenue outpacing the growth in operating expenses, excluding stock-based compensation expense and restructuring charges.
Net loss increased by $15.3 million in the six months ended June 30, 2023, compared to the same period in the prior year. The increase in net loss was primarily driven by the growth in operating expenses outpacing the growth in revenue, including stock-based compensation expense and restructuring charges. Adjusted EBITDA improved by $11.2 million in the six months ended June 30, 2023, compared to the same period in the prior year. The improvement in adjusted EBITDA was driven by the growth in revenue outpacing the growth in operating expenses, excluding stock-based compensation expense and restructuring charges.

Liquidity and capital resources
As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents and restricted cash of $326.8 million and marketable securities of $142.3 million. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $3.5 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

As of June 30, 2023, there have been no material changes to our commitments and contractual obligations, in comparison to those set forth in our Annual Report, that occurred outside the ordinary course of business. Refer to Note 6 – Leases and Note 8 – Commitments and contingencies in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, for our outstanding commitments and contractual obligations as of June 30, 2023.

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

Use of funds

Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $682.7 million as of June 30, 2023. We have generally incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(6,404)	$(16,435)
Investing activities	6,404	(12,342)
Financing activities	9,467	7,808
Effect of foreign exchange rates on cash flows	(25)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,442	$(20,973)
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
For the six months ended June 30, 2023, cash used in operating activities was $6.4 million, primarily consisting of our net loss of $70.3 million, adjusted for non-cash charges of $86.2 million and net cash outflows of $22.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $9.2 million increase in deferred revenue, resulting primarily from our Enterprise segment growth, and a $16.5 million decrease in accounts receivable, as cash collections from customers outpaced new billings. These changes were offset by a $14.9 million decrease in accounts payable, accrued expenses and other current liabilities and a $30.0 million increase in deferred contract costs.
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

Investing activities
For the six months ended June 30, 2023, net cash provided by investing activities was $6.4 million, primarily as a result of $139.0 million of proceeds received from the maturity of marketable securities. This was partially offset by $126.0 million in purchases of marketable securities and $6.4 million related to capitalized software costs.

For the six months ended June 30, 2022, net cash used in investing activities was $12.3 million, primarily as a result of our $5.0 million purchase of strategic investments, and $6.6 million related to capitalized software costs.

Financing activities
For the six months ended June 30, 2023, net cash provided by financing activities was $9.5 million, driven by proceeds from issuance of common stock via stock option exercises of $4.7 million and issuances of common stock under our employee stock purchase plan of $4.8 million.
For the six months ended June 30, 2022, net cash provided by financing activities was $7.8 million, primarily driven by proceeds from issuance of common stock via stock option exercises of $3.8 million and issuances of common stock under our employee stock purchase plan of $5.6 million, which were partially offset by a $1.6 million payment of deferred offering costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity

As of June 30, 2023 we had $323.2 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $142.3 million of marketable securities, consisting of investments in various U.S. government securities. In addition, we had $3.5 million of restricted cash, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. We did not hold any long-term debt during the three and six months ended June 30, 2023 or 2022.

Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of June 30, 2023, or interest income earned from our portfolio during the six months ended June 30, 2023.

Foreign currency risk

The reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the six months ended June 30, 2023.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
California class action complaint
On August 23, 2021, a putative class action complaint captioned Williams v. Udemy, Inc., Case No. 3:21-CV-06489, was filed against us in the U.S. District Court for the Northern District of California alleging violations of California’s unfair competition and false advertising statutes as well as the California Consumer Legal Remedies Act in connection with our pricing practices. The complaint sought injunctive relief, unspecified damages, restitution and disgorgement of profits. On December 13, 2022, the parties entered into a definitive settlement agreement for an immaterial amount. Pursuant to the settlement agreement, the parties agreed to dismiss the pending case in federal court and refile in California state court, which filing was made on February 3, 2023. On July 28, 2023, the Superior Court of California, County of San Diego granted final approval of the settlement in Case No.37-2023-00003666-CU-BT-NC.
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
We incurred net losses of $70.3 million and $55.0 million during the six months ended June 30, 2023 and 2022, respectively, and, as of June 30, 2023, we had an accumulated deficit of $682.7 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our Enterprise and Consumer segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue at its current pace or at all. For example, there is significant uncertainty regarding the adoption and growth of remote, online and asynchronous learning and training compared to the traditional models of education and training, which may adversely affect demand for our platform. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
We believe that many of our new learners find us by word of mouth and other non-paid referrals from existing learners. If existing learners do not find our platform or its content appealing and engaging, whether because of a negative experience with, declining interest in or relevancy of the content, they may stop referring others to us. In turn, if instructors perceive that our platform lacks an adequate learner audience, instructors may be less willing to provide content for our platform, and the experience of learners could be further negatively impacted. The willingness or ability of instructors to provide content for our platform could also be negatively impacted by other factors, such as:
•complaints or negative publicity about us or our platform, even if factually incorrect or based on isolated incidents;
•changes to our terms and policies that our instructors find, or even perceive, to be unpopular or that are not clearly articulated to them; or
•our failure or perceived failure to enforce our policies fairly and transparently.
In addition, the costs associated with retaining learners and instructors are substantially lower than those associated with acquiring new learners and instructors. As a result, if we are unable to retain existing learners and instructors, even if such losses are offset by an increase in revenue resulting from new learners and instructors, it could harm our growth prospects and have a material adverse effect on our business, financial condition, and results of operations.
Our platform relies on a limited number of instructors who create a significant portion of the most popular content on our platform, and the loss of these instructor relationships could adversely affect our business, financial condition, and results of operations.
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of June 30, 2023, we had relationships with more than 70,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.

If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 57% and 49% of total revenue during the three months ended June 30, 2023 and 2022, respectively, and 56% and 46% of total revenue during the six months ended June 30, 2023 and 2022, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
We expect our existing competitors and new entrants to the online learning market to continually evolve and improve their business models. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. The emergence of enhanced generative artificial intelligence capabilities could provide competitors with an advantage. Several new and existing companies in the online education industry provide or may provide offerings similar to what we offer on our platform, and, despite any exclusivity arrangements we have with our instructors, these companies may nonetheless pursue relationships with our instructors that may reduce, or stop altogether, the content our instructors produce for our platform. In addition, customers may choose to continue using or develop their own online learning or training solutions in-house rather than pay for our platform.
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
•industry consolidation and the number and rate of new entrants;
•difficulties with software development that could delay or prevent the development, introduction or implementation of platform modifications and enhancements; and
•costs associated with improving and maintaining our platform.

Current and potential competitors (including any new entrants into the market) may enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, market- or industry-specific knowledge, more successful marketing capabilities, more successful adaptation to or integration of emerging technologies such as artificial intelligence, and substantially greater financial, technical, and other resources than we have. Our current or new competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our services. Furthermore, online educational content is not typically marketed exclusively through any single channel and, accordingly, our competitors could aggregate a set of online learning courses similar to ours. Competition may intensify as our competitors raise additional capital or as new participants, including established companies, enter the markets in which we compete. Our ability to grow our business and achieve profitability could be impaired if we cannot compete successfully.
The market for online learning solutions may not grow as we expect, which may harm our business, financial condition, and results of operations.

Our future success depends in part on the future growth in the demand for online learning solutions. We expect that broader societal and macroeconomic conditions, including inflation, interest rates, general economic uncertainty, and the prevalence of remote or hybrid work, will influence the further development of the online learning market and the growth rate of remote, online and asynchronous learning and training solutions such as ours. In addition, the rate at which online learning solutions are adopted by learners or UB customers may also depend on a variety of factors specific to individual learners or UB customers, such as budget constraints and training needs. Consequently, it is difficult to predict demand for and continued use of our platform by learners, instructors, and UB customers, the rate at which existing learners and instructors expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Even if market demand for online learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced learner and customer spending, reduced engagement from instructors, attrition by learners, instructors, and UB customers, and decreased revenue, any of which would adversely affect our business, financial condition, and results of operations.
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
•we may choose to revise our policies in ways that we believe will be beneficial to our learners, instructors, and UB customers in the long term even though the changes may be perceived unfavorably among our existing learners, instructors, and customers; or
•we may take actions, such as locating our servers in low-impact data centers, that reduce our environmental footprint even though these actions may be more costly than other alternatives.

We may need to change our pricing model for our platform’s offerings, which in turn could adversely impact our results of operations.

We have in the past, and expect that we may in the future, need to change our pricing model or target contract length from time to time. As the market for our learning platform develops, as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new learners or UB customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we develop and roll out new products, such as our consumer subscription model, or improve existing ones, we will need to develop pricing and contract models for these products that appeal to consumer learners over time, and we may not be successful in doing so. Pricing and contract length decisions may also impact the mix of adoption among our offerings and negatively impact our overall revenue. Competition may also require us to make substantial price concessions. Moreover, our pricing model and methodology has been, and may in the future become, subject to legal challenge under applicable federal or state laws, regulations, and guidelines relating to promotional pricing practices. Our results of operations may be adversely affected by any of the foregoing, and we may have increased difficulty achieving or maintaining profitability.
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
We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, training, and retaining talented sales and marketing personnel will require significant time, expense, and attention, and if we are unable to do so, or if the hired personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organizations will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.
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

Instructors at times post courses and related materials to our platform that contain content owned by third parties, and we do not proactively review content for potential infringement of intellectual property rights. Although we maintain and enforce terms and policies requiring instructors to respect the intellectual property rights of others, they may not do so. As a result, we are subject to potential liability to third parties for the unauthorized duplication, distribution, or other use of this material. In addition, third parties have alleged, and in the future may allege, misappropriation, plagiarism, defamation, disparagement or similar claims related to content appearing on our platform. Any such claims could subject us to costly litigation, regardless of whether the claims have merit. Moreover, there can be no assurance that our responses to complaints by third-party content owners regarding intellectual property violations will be sufficient to protect us from adverse claims. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include removing course content or altering the functionality of our platform, or be required to pay monetary damages.

Where applicable, we rely on a variety of statutory and common law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998, the Communications Decency Act (the “CDA”), the fair-use doctrine in the United States and the E-Commerce Directive in the European Union (the “E.U.”). However, the availability, scope, and application of such frameworks, defenses, and statutes varies across the many jurisdictions in which we operate, and the applicable limitations on immunity, requirements to maintain immunity, and moderation efforts required in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for content posted to our platform. Moreover, regulators in the United States and in other countries in which we operate may introduce new regulatory regimes or modify existing regulatory regimes, including in ways that increase potential liability for information or content available on or through our platform or the content moderation decisions we make with respect to our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.
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
Our business is sensitive to trends in the general economy, which is unpredictable. Therefore, our operating results, to the extent they reflect changes in the broader economy, may be subject to significant fluctuations. Since online learning is generally dependent on discretionary spending, negative general economic conditions or uncertainty regarding future economic conditions, including as a result of public health concerns like the COVID-19 pandemic, inflation, and instability in the banking or financial services industries or in financial and capital markets, could significantly reduce the overall amount that learners and organizations spend on, and the frequency of, online learning or result in delays to planned spending on online learning. Any or all of these factors could reduce the demand for our services, reducing our revenue and potentially increasing our need to make significant expenditures to continue to attract learners and UB customers to our platform. Additionally, adverse developments affecting the banking or financial services industries or the financial and capital markets, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could negatively affect our revenue, results of operations and financial condition.
Our business and operations could be materially and adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.

Our business and operations could be materially and adversely affected by catastrophic events, such as earthquakes, floods, fires, telecommunications failures, power losses, break-ins, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, inclement weather and public health crises. In particular, our corporate headquarters are located in San Francisco, California, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If catastrophic events were to cause damage to our properties or interrupt our operations, our results of operations would suffer. Global climate change may result in natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. We may not be able to effectively adapt our operations to avoid disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.
Our business could be harmed if we fail to manage our growth effectively.
The rapid growth we have experienced, and may continue to experience, in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and our ability to handle increased traffic and demand for bandwidth. The growth in the number of learners and instructors using our platform and the amount of educational content available through our platform has increased the amount of data and requests that we process. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and enhancing our scalability in order to maintain the performance of our platform.

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
From time to time we have experienced, and may continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. The companies with which we compete for qualified employees may have greater resources than we have and may offer compensation packages that are perceived to be better than ours. Additionally, changes in our compensation structure, workforce reductions (including the reduction in force we announced in February 2023), or any previously implemented reductions in workforce and other cost reduction efforts may be negatively received by employees and result in attrition or recruiting difficulties. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.

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
From time to time, we may seek additional equity or debt financing to fund our growth, enhance our platform, respond to competitive pressures, or make acquisitions or other investments. Our business plans may change, general economic, financial or political conditions in our markets may deteriorate or other circumstances may arise, in each case that have a material adverse effect on our cash flows and the anticipated cash needs of our business. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. We cannot predict the timing or amount of any such capital requirements at this time. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business at the rate desired and our results of operations may suffer.

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
We generated 60% and 59% of revenue outside of North America during the three months ended June 30, 2023 and 2022, respectively, and 60% of revenue outside of North America during both the six months ended June 30, 2023 and 2022. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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

We use machine learning and artificial intelligence throughout the business. As the regulatory framework for machine learning technology and artificial intelligence evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for machine learning technology, artificial intelligence and automated decision making is evolving. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms and the way in which we use artificial intelligence and machine learning technology. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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

Although we take precautions to prevent our platform from being provided in violation of such laws and regulations, our platform could nevertheless be provided inadvertently in violation of such laws. Complying with these laws and regulations could be particularly difficult because our products are widely available worldwide, in some cases, by providing only minimal information at registration. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties. We also may be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our learners’ ability to access our platform in those countries. Changes in our platform, or future changes in export and import regulations, may prevent our international learners or instructors from using our platform or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform.
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

We receive, transmit, store, and otherwise process personal information and other data relating to our learners, instructors, and other individuals, such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy, data protection, cybersecurity, and the collection, storing, use, disclosure, protection, and other processing of certain types of data. These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another.

For example, the E.U. General Data Protection Regulation (“GDPR”) has resulted and will continue to result in significantly greater compliance burdens and costs for companies like ours. The GDPR regulates our collection, control, sharing, use, disclosure, and other processing of personal data of E. U. residents. Actual or alleged failure to comply with the GDPR may result in fines of up to 20 million euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages, injunctive relief, or regulatory orders adversely impacting our processing of personal data.

The United Kingdom maintains a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law is subject to uncertainty. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, generally permits personal data flows from the European Economic Area (the “EEA”) to the United Kingdom. This adequacy determination must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how United Kingdom data protection laws or regulations may develop nor the effects of divergent laws and guidance, including those relating to data transfers. Changes with respect to any of these matters may lead to additional costs and increase our risk exposure.

Additionally, we are or may become subject to laws, rules, and regulations regarding cross-border transfers of personal data, including transfers of personal data outside the EEA. Recent developments have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other jurisdictions. In 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA. The CJEU also noted that standard contractual clauses (approved by the European Commission as an adequate personal data transfer mechanism) may not necessarily be relied upon in all circumstances. In addition to other mechanisms, in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). The European Commission and the United Kingdom’s Information Commissioner’s Office have published new standard contractual clauses that are required to be implemented. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

The California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, among other things, requires covered companies to provide specified disclosures to California consumers and affords such consumers the ability to opt out of certain types of data sharing and sales. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”). As of January 1, 2023, the CPRA further expanded the CCPA with additional requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the law. Several states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA and CPRA that have taken effect or will take effect in coming years, creating the potential for a patchwork of overlapping but different state laws and for a trend of increasingly stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations. In addition, the Personal Information Protection Law, or PIPL, went into effect in the People’s Republic of China (the “PRC”) on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to PRC citizens. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. Aspects of the interpretation and enforcement of the CCPA, CPRA, and other evolving federal, state, and foreign laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, protection, and other processing of certain types of data are subject to varying enforcement and new and changing interpretations by courts, and may impose different or inconsistent obligations. These laws or regulations, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations, that require enhanced protection of certain data or new obligations, could greatly increase the cost of providing our platform, require significant changes to our data processing practices and other aspects of our operations, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.

Additionally, we have incurred, and may continue to incur, significant expenses in efforts to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. We may be subject us to investigation or enforcement actions by regulators if our statements or policies relating to privacy, data protection, or cybersecurity are alleged to be deficient, lacking transparency, deceptive, unfair, or misrepresentative. We are also bound by contractual obligations related to our collection, use, disclosure, protection, and other processing of personal data and other types of data. Our efforts to comply with such obligations may not be successful or may have other negative consequences. With laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity imposing new and relatively burdensome obligations and with uncertainty over their interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in efforts to do so. Despite our efforts, our interpretations of the law or our practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Any actual or perceived failure, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, cybersecurity, or data processing, or any compromise of security that results in unauthorized access to, or use or release of data relating to learners, instructors, or other individuals could damage our reputation, discourage new and existing learners, instructors, and UB customers from using our platform, and could result in investigations, or other proceedings by governmental agencies, private claims and litigation, and fines, penalties, and other liabilities, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, concerns relating to privacy, data protection, or cybersecurity, whether or not valid, may harm our reputation and brand adversely affect our business, financial condition, and operating results.
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
We engage third-party service providers to store and otherwise process certain data, including sensitive and personal information. Our service providers have been, and in the future may be, the targets of cyberattacks, malicious software, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our service providers’ cybersecurity is limited, and third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss, unavailability, destruction or other processing of data they process for us, including sensitive and personal information. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.

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

More generally, we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms, and other procedures of ourselves or our third-party service providers are or will be adequate to prevent network and service interruption, system failure or loss, corruption, or unauthorized access to, or disclosure, acquisition, unavailability, destruction, or other processing of, data, including personal data, personal information, and other sensitive information that we or they process or maintain. Moreover, our platform could be breached or disrupted if vulnerabilities in our platform are exploited by unauthorized third parties. Techniques used to obtain unauthorized access change frequently and the volumes of cybersecurity attacks and of security breaches and incidents generally are increasing. We and our third-party service providers may be unable to implement adequate preventative measures or stop any attacks while they are occurring. A cybersecurity attack or security breach or incident could delay, disrupt or interrupt our platform and services and may deter learners, instructors, or organizations from using our platform, and we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident. In addition, any actual or perceived cybersecurity attack or security breach or incident could damage our reputation and brand, expose us to a risk of claims, litigation, regulatory investigations or other proceedings and possible fines, penalties, or other liability and require us to expend significant capital and other resources. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Any disclosures relating to an actual or perceived cyberattack or other security breach or incident suffered by us or any of our third-party service providers could lead to negative publicity and any such disclosures, or any belief that a cybersecurity attack, or a security breach or incident, has impacted us, our platform, or our service providers may cause our learners, instructors, or UB customers to lose confidence in the security of our platform and the effectiveness of the cybersecurity measures we and our service providers utilize.
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
Amazon Web Services may take actions beyond our control that could seriously harm our business, including discontinuing or limiting access to Amazon Web Services, increasing pricing terms, terminating our contract, establishing more favorable terms with one or more of our competitors, and modifying or interpreting its terms of service or other policies in a manner that impacts our ability to administer our business and operations.
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

We hold various registered trademarks in the United States and in foreign jurisdictions. We also have common law rights in some trademarks and pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.udemy.com and some other variations. Competitors may adopt service names or domain names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, our registered or unregistered trademarks or trade names could be declared generic, and there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. If our trademarks and trade names are not adequately protected, we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Additionally, we may from time to time be subject to opposition or similar proceedings with respect to applications for registrations of our intellectual property, including trademarks. While we aim to acquire adequate protection of our brand through trademark registrations in key markets, occasionally third parties may have already registered or otherwise acquired rights to identical or similar marks for services that also address our market. We rely on our brand and trademarks to identify our platform and to differentiate our platform and services from those of our competitors, and if we are unable to adequately protect our trademarks, third parties may use our brand names or trademarks similar to ours in a manner that may cause confusion in the market, which could decrease the value of our brand and adversely affect our business and competitive advantages.

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
Policing unauthorized use of our intellectual property and misappropriation of our technology and trade secrets is difficult and we may not always be aware of such unauthorized use or misappropriation. Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, copy, or otherwise obtain and market or distribute our technology or otherwise develop services with the same or similar functionality as our platform. If our competitors infringe, misappropriate, or otherwise violate our intellectual property rights and we are not not able to enforce our rights, or if our competitors are able to develop a platform with the same or similar functionality as ours without infringing our intellectual property, our competitive advantage and results of operations could be harmed. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement by our competitors but may choose not to bring litigation to protect our intellectual property rights due to the cost, time, and distraction of bringing such litigation. Furthermore, if we do decide to bring litigation, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services, and technology or the enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our platform, prevent or delay introductions of new or enhanced solutions, result in us substituting inferior or more costly technologies into our platform, or injure our reputation. Furthermore, many of our current and potential competitors may have the ability to dedicate substantially greater resources to developing and protecting their technology or intellectual property rights than we do.

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
We use open source software in our platform and expect to continue to use open source software in the future. In addition, we contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses and anticipate continuing to do so in the future. Additionally, under some open source licenses, if we combine our proprietary software with certain open source software in a certain manner, certain proprietary software (including our own software) or other intellectual property rights could become subject to obligations to be disclosed in source code form and licensed, including for the purpose of enabling further modification and distribution, and at no charge or for only a nominal fee. Third parties may also seek to enforce the terms of the applicable open source license through litigation which, if successful, could subject us to liability and require us to make our proprietary software source code available under an open source license, seek to purchase a license (which, if available, could be costly), and cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. Many of the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. While we try to insulate our proprietary code from the effects of such open source license provisions, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products in potentially disruptive ways, or that they will not do so in the future. In addition to risks related to open source license requirements, use of certain open source software may pose greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition, and results of operations.

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

As a public company, we are subject to additional reporting and other obligations, such as the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, and the applicable listing standards of Nasdaq. Compliance with these rules and regulations results in legal and financial compliance costs and places demands on our systems. Our recent loss of “emerging growth company” status has required additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. As a public company, we may also be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. Our business and financial condition will become more visible as a result of our reporting obligations as a public company, which may result in threatened or actual litigation, including by competitors.

Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
Unanticipated changes in our effective tax rate and additional tax liabilities, including as a result of our international operations or implementation of new tax rules, could harm our future results of operations.

We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses and the valuation of deferred tax assets and liabilities. For example, the United States enacted the Inflation Reduction Act, which imposes a 1% excise tax on certain stock repurchases and a 15% alternative minimum tax on adjusted financial statement income. The Organization for Economic Cooperation and Development proposed a 15% global minimum tax, which has been adopted by the European Union effective from January 1, 2024. Increases in our effective tax rate would reduce profitability or increase losses. In addition, we are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.

Further, we are subject to examination by tax authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition, and results of operations. We believe our income, employment, and transactional tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, but an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period. Certain risks relating to employment and sales taxes are described in more detail under Note 9 (“Accrued expenses and other current liabilities”).
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
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the six months ended June 30, 2023, 30% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies may cause our revenue to decline relative to our costs, thereby decreasing our gross margins. For example, the euro, British pound sterling and Japanese yen have all recently experienced declines in value against the U.S. dollar, which has negatively affected our results of operations during the year ended December 31, 2022 and could continue to negatively impact our results of operations in future periods. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

We could be adversely impacted by the effects of inflation.

Certain of our key markets, including the United States, are experiencing historically high rates of inflation, resulting from several macroeconomic and geopolitical factors, including supply chain constraints and rising oil and natural gas prices. Our operating costs have increased and may continue to increase due to rising inflation and as a result we may be required to take measures to respond to the impact of inflation. Among other things, we could be required to change our pricing model to offset inflationary pressures on our operating costs, but doing so could adversely affect customer acquisition and retention, negatively impacting our long-term growth, and could impair our competitive position if our competitors choose to absorb the cost of inflation. Alternatively, if we choose to absorb the cost of inflation to prioritize growth, our financial condition and results of operations may be negatively impacted. Moreover, our instructors may independently make pricing decisions with respect to the courses they offer on our platform as a result of inflationary pressures, and any price increase could negatively impact the attractiveness of our marketplace to learners. Inflation has also contributed to higher interest rates, which may make it more difficult for us to raise capital on acceptable terms, should we choose to pursue additional financing in the future.

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
•actual or anticipated changes in our results of operations;
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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our common stock to decline.
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
As of June 30, 2023, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 48% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
These exclusive forum provisions may discourage lawsuits against us and our current and former directors, officers, stockholders, and other employees. Alternatively, if a court were to find either exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule
10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of
Regulation S-K.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40956	3.1	January 17, 2023

10.1	Udemy, Inc. Outside Director Compensation Policy (as amended May 18, 2023)

10.2	Employment Letter between the Registrant and Genefa Murphy

10.3	Change in Control and Severance Agreement by and between the Registrant and Genefa Murphy

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

Udemy, Inc.

Date: August 3, 2023	By:	/s/ Greg Brown
Greg Brown
President and Chief Executive Officer

Date: August 3, 2023	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer