Form 10-Q
period 2023-09-30
Udemy, Inc.
filed 2023-11-02
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
As of October 26, 2023, 153,329,434 shares of the registrant’s common stock were outstanding.

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
•     Failure to effectively leverage our strategic partnerships to market and sell our products could impact our ability to increase brand awareness and grow our revenue.
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

PART I.
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$327,974	$313,685
Marketable securities	151,466	151,687
Restricted cash, current	100	—
Accounts receivable, net	82,857	104,530
Prepaid expenses and other current assets	18,364	14,878
Deferred contract costs, current	40,953	30,234
Total current assets	621,714	615,014
Property and equipment, net	4,984	7,012
Capitalized software, net	30,924	27,412
Operating lease right-of-use assets	7,164	11,377
Restricted cash, non-current	3,429	3,629
Deferred contract costs, non-current	35,415	35,411
Strategic investments	10,311	12,104
Intangible assets, net	6,177	9,331
Goodwill	12,646	12,646
Other assets	3,730	3,632
Total assets	$736,494	$737,568
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,663	$14,529
Accrued expenses and other current liabilities	31,040	31,247
Content costs payable	37,816	37,310
Accrued compensation and benefits	25,313	22,882
Operating lease liabilities, current	6,974	7,002
Deferred revenue, current	279,646	273,937
Total current liabilities	386,452	386,907
Operating lease liabilities, non-current	1,657	6,545
Deferred revenue, non-current	2,520	4,342
Other liabilities, non-current	26	464
Total liabilities	390,655	398,258
Note 8 – Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.00001 par value - 50,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2023, and December 31, 2022.	—	—
Common stock, $0.00001 par value - 950,000,000 shares authorized; 152,661,464 and 145,013,786 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively.	2	1
Additional paid-in capital	1,045,349	951,946
Accumulated other comprehensive loss	(62)	(233)
Accumulated deficit	(699,450)	(612,404)
Total stockholders’ equity	345,839	339,310
Total liabilities and stockholders' equity	$736,494	$737,568
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$184,722	$158,432	$539,392	$463,767
Cost of revenue	77,264	69,080	229,903	201,330
Gross profit	107,458	89,352	309,489	262,437
Operating expenses
Sales and marketing	76,492	77,490	233,520	212,789
Research and development	30,307	28,062	90,829	74,595
General and administrative	22,155	27,051	71,112	72,147
Restructuring charges	—	—	10,263	—
Total operating expenses	128,954	132,603	405,724	359,531
Loss from operations	(21,496)	(43,251)	(96,235)	(97,094)
Other income (expense)
Interest income	5,542	1,610	14,758	1,857
Interest expense	(124)	(1,018)	(464)	(895)
Other income (expense), net	122	(3,523)	(2,181)	(4,439)
Total other income (expense), net	5,540	(2,931)	12,113	(3,477)
Net loss before taxes	(15,956)	(46,182)	(84,122)	(100,571)
Income tax provision	(811)	(511)	(2,924)	(1,151)
Net loss	$(16,767)	$(46,693)	$(87,046)	$(101,722)
Net loss per share
Basic and diluted	$(0.11)	$(0.33)	$(0.59)	$(0.73)
Weighted-average shares used in computing net loss per share
Basic and diluted	151,307,963	140,951,605	148,392,636	140,116,156
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(16,767)	$(46,693)	$(87,046)	$(101,722)
Foreign currency translation loss, net of tax	(32)	(32)	(48)	(50)
Change in unrealized gain (loss) on marketable securities, net of tax	18	(214)	219	(214)
Comprehensive loss	$(16,781)	$(46,939)	$(86,875)	$(101,986)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2023	149,845,546	$1	$1,015,851	$(48)	$(682,683)	$333,121
Stock-based compensation	—	—	25,659	—	—	25,659
Exercise of stock options	1,178,316	—	3,839	—	—	3,839
Vesting of restricted stock units	1,637,602	1	—	—	—	1
Other comprehensive income (loss)	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(16,767)	(16,767)
Balance—September 30, 2023	152,661,464	$2	$1,045,349	$(62)	$(699,450)	$345,839

Balance—June 30, 2022	140,622,937	$1	$888,522	$(19)	$(513,558)	$374,946
Stock-based compensation	—	—	26,428	—	—	26,428
Exercise of stock options	427,684	—	2,019	—	—	2,019
Vesting of restricted stock units	209,553	—	—	—	—	—
Reclassification of stock appreciation rights	—	—	62	—	—	62
Other comprehensive income (loss)	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	(46,693)	(46,693)
Balance—September 30, 2022	141,260,174	$1	$917,031	$(265)	$(560,251)	$356,516

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	145,013,786	$1	$951,946	$(233)	$(612,404)	$339,310
Stock-based compensation	—	—	79,922	—	—	79,922
Exercise of stock options	2,540,719	—	8,616	—	—	8,616
Vesting of restricted stock units	4,481,848	1	108	—	—	109
Issuance of common stock under employee stock purchase plan	625,111	—	4,757	—	—	4,757
Other comprehensive income (loss)	—	—	—	171	—	171
Net loss	—	—	—	—	(87,046)	(87,046)
Balance—September 30, 2023	152,661,464	$2	$1,045,349	$(62)	$(699,450)	$345,839

Balance—December 31, 2021	139,164,693	$1	$848,229	$(1)	$(458,529)	$389,700
Stock-based compensation	—	—	57,457	—	—	57,457
Exercise of stock options	1,273,968	—	5,653	—	—	5,653
Vesting of restricted stock units	294,759	—	67	—	—	67
Reclassification of stock appreciation rights	—	—	62	—	—	62
Issuance of common stock under employee stock purchase plan	526,754	—	5,563	—	—	5,563
Other comprehensive income (loss)	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	(101,722)	(101,722)
Balance—September 30, 2022	141,260,174	$1	$917,031	$(265)	$(560,251)	$356,516
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(87,046)	$(101,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,069	15,616
Amortization of deferred contract costs	34,482	22,558
Stock-based compensation	72,928	53,043
Allowance for credit losses	1,309	467
Accretion of marketable securities	(5,323)	(138)
Non-cash operating lease expense	4,468	4,643
Unrealized loss on strategic investments	1,793	2,896
Other	931	460
Changes in operating assets and liabilities:
Accounts receivable	20,363	1,132
Prepaid expenses and other assets	(3,628)	1,375
Deferred contract costs	(45,205)	(40,203)
Accounts payable, accrued expenses and other liabilities	(7,102)	(14,257)
Content costs payable	505	(1,525)
Operating lease liabilities	(5,168)	(5,012)
Deferred revenue	3,887	30,395
Net cash provided by (used in) operating activities	5,263	(30,272)
Cash flows from investing activities:
Purchases of marketable securities	(225,536)	(66,128)
Proceeds from maturities of marketable securities	231,300	—
Purchases of property and equipment	(435)	(1,397)
Capitalized software costs	(9,321)	(10,652)
Purchases of strategic investments	—	(5,000)
Payments related to business combinations	—	(1,500)
Net cash used in investing activities	(3,992)	(84,677)
Cash flows from financing activities:
Net proceeds from exercise of stock options	8,277	5,785
Proceeds from share purchases under employee stock purchase plan	4,757	5,563
Payment of deferred offering costs	—	(1,586)
Net cash provided by financing activities	13,034	9,762

Effect of foreign exchange rates on cash flows	(116)	(38)

Net increase (decrease) in cash, cash equivalents and restricted cash	14,189	(105,225)
Cash, cash equivalents and restricted cash—Beginning of period	317,314	536,768
Cash, cash equivalents and restricted cash—End of period	$331,503	$431,543

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$327,974	$427,914
Restricted cash, current	100	—
Restricted cash, non-current	3,429	3,629
Total cash, cash equivalents and restricted cash	$331,503	$431,543

Supplemental disclosures of cash flow information:
Interest paid	$3,186	$13
Income taxes paid	$1,337	$516

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$6,966	$4,310
Change in unrealized gain (loss) on marketable securities	$218	$(215)
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

Segment information— On March 1, 2023, Greg Brown became the Company’s new Chief Executive Officer and chief operating decision maker (“CODM”). The Company defines its segments as those operations the CODM regularly reviews to allocate resources and assess performance. For the nine months ended September 30, 2023 and 2022, the Company operated under two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 13 – Segment and geographic information.

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

Concentration of credit risk— Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash, and accounts receivable. For cash and restricted cash, the Company is exposed to credit risk in the event of default by the financial institutions to the extent the amounts recorded on the accompanying condensed consolidated balance sheets are in excess of federal insurance limits. The Company’s investments that are classified as cash equivalents and marketable securities consist of high-credit-quality instruments and fixed-income securities.
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had no customers who accounted for more than 10% of accounts receivable as of September 30, 2023, or December 31, 2022. No customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2023 or 2022.

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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Nine Months Ended September 30, 2023	$1,528	$1,309	$(1,370)	$1,467
Nine Months Ended September 30, 2022	$678	$467	$(73)	$1,072

Self-insurance— Beginning in 2023, the Company became self-insured for medical benefits offered to certain employees, up to certain stop-loss limits. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. As of September 30, 2023, the accrued liability for self-insurance totaled $1.2 million and is included in accrued compensation and benefits on the condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
There are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements.
3. Revenue recognition

Deferred revenue— Revenue recognized for the three months ended September 30, 2023, from amounts included in deferred revenue as of June 30, 2023 was $143.4 million. Revenue recognized for the three months ended September 30, 2022, from amounts included in deferred revenue as of June 30, 2022 was $122.5 million.

Revenue recognized for the nine months ended September 30, 2023, from amounts included in deferred revenue as of December 31, 2022 was $242.9 million. Revenue recognized for the nine months ended September 30, 2022, from amounts included in deferred revenue as of December 31, 2021 was $187.4 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	September 30,	December 31,	December 31,
	2023	2022	2021
Deferred revenue:
Enterprise	$224,096	$219,030	$148,966
Consumer	58,070	59,249	61,588
Total deferred revenue	$282,166	$278,279	$210,554

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to unearned and unbilled revenue from multi-year Enterprise subscription contracts with future installment payments, as well as unearned revenue from Consumer single course purchases and subscriptions at the end of any given period. As of September 30, 2023, the aggregate transaction price for remaining performance obligations was $516.9 million, of which 72% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Nine Months Ended September 30, 2023	$65,645	$45,205	$(34,482)	$76,368
Nine Months Ended September 30, 2022	$44,545	$40,203	$(22,558)	$62,190

4. Investments and fair value measurements

The Company’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis within the fair value hierarchy are as follows (in thousands):

As of September 30, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$267,036	$—	$—
U.S. government securities	—	14,881	—
Total cash equivalents	267,036	14,881	—

Marketable securities:
U.S. government securities	$—	$151,466	$—

Non-current assets:
Strategic investments	$—	$—	$10,311

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$26

As of December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$130,377	$—	$—
U.S. government securities	—	48,900	—
Total cash equivalents	$130,377	$48,900	$—

Marketable securities:
U.S. government securities	$—	$151,687	$—

Non-current assets:
Strategic investments	$—	$—	$12,104

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$462

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

A summary of the changes in the fair value of Level 3 financial instruments, of which remeasurement of SARs and impairment of strategic investments are recognized in the condensed consolidated statements of operations, is as follows (in thousands):

	Stock Appreciation Rights	Strategic Investments
Balance— June 30, 2023	$30	$10,311
Vesting and remeasurement of SARs	(4)	—
Balance— September 30, 2023	$26	$10,311

Balance— June 30, 2022	$419	$15,000
Vesting and remeasurement of SARs, net of exercises	165	—
Amount reclassified from liability to equity upon exchange	(62)	—
Unrealized loss on strategic investments	—	(2,896)
Balance— September 30, 2022	$522	$12,104

Balance— December 31, 2022	$462	$12,104
Vesting and remeasurement of SARs	(183)	—
Exercises of SARs	(253)	—
Unrealized loss on strategic investments	—	(1,793)
Balance— September 30, 2023	$26	$10,311

Balance— December 31, 2021	$818	$10,000
Vesting and remeasurement of SARs, net of exercises	(234)	—
Purchases of strategic investments	—	5,000
Amount reclassified from liability to equity upon exchange	(62)	—
Unrealized loss on strategic investments	—	(2,896)
Balance— September 30, 2022	$522	$12,104

The Company evaluates its strategic investment for impairment at each reporting period. This evaluation consists of several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. No impairment indicators were identified as part of the assessment performed as of September 30, 2023.

The difference between the strategic investment’s cost basis of $15.0 million and the carrying value of $10.3 million is due to cumulative impairment charges of $4.7 million, of which $1.8 million was recorded during the second quarter of 2023, and $2.9 million was recorded during the third quarter of 2022.

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of September 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$46,057	$—	$—	$46,057
Money market funds	267,036	—	—	267,036
U.S. government securities	14,879	2	—	14,881
Total cash and cash equivalents	327,972	2	—	327,974
Marketable securities:
U.S. government securities	151,461	9	(4)	151,466
Total cash, cash equivalents, and marketable securities	$479,433	$11	$(4)	$479,440

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$134,408	$—	$—	$134,408
Money market funds	130,377	—	—	130,377
U.S. government securities	48,899	4	(3)	48,900
Total cash and cash equivalents	313,684	4	(3)	313,685
Marketable securities:
U.S. government securities	151,900	30	(243)	151,687
Total cash, cash equivalents, and marketable securities	$465,584	$34	$(246)	$465,372

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	September 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Cash equivalents:
U.S. government securities	$—	$—	$24,960	$(3)

Marketable securities:
U.S. government securities	43,420	(4)	59,057	(243)
Total securities in an unrealized loss position	$43,420	$(4)	$84,017	$(246)

Realized gains and losses reclassified from accumulated other comprehensive loss to other income (expense), net were zero for the three and nine months ended September 30, 2023 and 2022.

No securities had been in a continuous unrealized loss position for twelve months or longer as of September 30, 2023 or December 31, 2022. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of September 30, 2023 and December 31, 2022, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of September 30, 2023, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Leasehold improvements	$19,041	$19,109
Computers and equipment	7,896	7,820
Furniture and fixtures	4,678	4,870
Purchased software	383	383
Construction in progress	27	—
Total property and equipment	32,025	32,182
Less accumulated depreciation and amortization	(27,041)	(25,170)
Property and equipment, net	$4,984	$7,012
Depreciation expense was $0.7 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $2.3 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Capitalized software	$79,865	$63,748
Less accumulated amortization	(48,941)	(36,336)
Capitalized software, net	$30,924	$27,412
Amortization expense of capitalized software was $4.5 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively, and $12.7 million and $9.0 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

Remainder of 2023	$4,503
2024	15,009
2025	9,169
2026	2,243
Total expected amortization	$30,924

Intangible assets, net and goodwill— As of September 30, 2023, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(1,927)	$3,573
Vendor relationships	3 years	4,500	(3,153)	1,347
Developed technology	3 years	4,200	(2,943)	1,257
Tradename	2 years	900	(900)	—
Total		$15,100	$(8,923)	$6,177

As of December 31, 2022, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(1,239)	$4,261
Vendor relationships	3 years	4,500	(2,028)	2,472
Developed technology	3 years	4,200	(1,893)	2,307
Tradename	2 years	900	(609)	291
Total		$15,100	$(5,769)	$9,331

Amortization expense of intangible assets was $1.0 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $3.1 million and $3.2 million the nine months ended September 30, 2023 and 2022, respectively.

The expected future amortization expense for intangible assets as of September 30, 2023 was as follows (in thousands):

Remainder of 2023	$954
2024	2,795
2025	917
2026	917
2027	594
Total expected amortization	$6,177

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of September 30, 2023.

The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the nine months ended September 30, 2023 or 2022.

6. Leases

The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026. The Company recognized the following amounts related to its operating leases in its condensed consolidated statements of operations and cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$1,519	$1,696	$4,753	$5,095
Variable lease costs	$271	$189	$816	$596
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives			$5,481	$4,853

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of September 30, 2023, were as follows (in thousands):

2023	$1,796
2024	5,886
2025	809
2026	410
Gross lease payments	8,901
Less imputed interest	(270)
Present value of operating lease liabilities	$8,631

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued expenses	$17,463	$8,494
Indirect tax reserves	1,327	6,627
Indirect tax payables	7,471	9,137
Other current liabilities	4,779	6,989
Accrued expenses and other current liabilities	$31,040	$31,247
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
In 2020, the Company approached the IRS to address the historical tax withholding amounts for instructors and engaged in a voluntary disclosure program. As of September 30, 2023, the Company has filed all outstanding withholding tax returns and has paid the associated tax obligation and corresponding interest to the IRS. The Company considered the matter resolved as of September 30, 2023.

Changes to the instructor withholding tax reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$2,617	$15,850	$2,528	$17,036
Amounts charged to (released from) expense	—	201	89	(985)
Net payments and settlements	(2,617)	—	(2,617)	—
Balance, end of period	$—	$16,051	$—	$16,051

8. Commitments and contingencies
Noncancellable purchase commitments— The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising vendors that are noncancellable. As of September 30, 2023, the Company had $47.6 million worth of future minimum payments under the Company’s noncancellable purchase commitments which are expected to be paid through 2026.
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
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accompanying condensed consolidated balance sheets, within accrued expenses and other current liabilities as of September 30, 2023, and December 31, 2022.

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

The Company had an effective tax rate of (5.08)% and (1.11)% for the three months ended September 30, 2023, and 2022 respectively, and (3.48)% and (1.14)% for the nine months ended September 30, 2023 and 2022, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.

As of September 30, 2023 and December 31, 2022, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through 2022. There are currently no income tax audits underway by U.S. federal or state tax authorities. In October 2023, the Company’s subsidiary, Udemy India LLP received a tax notice from the India Income Tax Department, for the fiscal year ended March 31, 2021. The notice challenged the transfer pricing methodology used by Udemy India LLP. At this time, the amount of the proposed tax assessment is not reasonably estimable. The Company believes the proposed adjustment is without merit and will vigorously defend its position; however, it could take a number of years to reach resolution of this matter.

10. Related party transactions
Naspers Ltd. (“Naspers”), through an investment entity controlled by Prosus N.V. (“Prosus”), beneficially owns more than 5% of the Company’s outstanding capital stock. A current member of the Company’s Board of Directors is the Chief Executive Officer of a Prosus operating subsidiary, OLX Global B.V. A former member of the Company’s Board of Directors, who resigned in September 2022, was an executive officer of Prosus. Naspers and certain entities directly and indirectly controlled by Naspers are customers of the Company’s Enterprise subscription offering. The Company recorded $0.7 million and $0.3 million of revenue from services provided to these customers during the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $1.1 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had an accounts receivable balance of $0.1 million with these customers.
Insight Partners, where a member of the Company’s Board of Directors is a Managing Director, has certain affiliates who are customers of the Company’s Enterprise subscription offering. The Company recorded $0.5 million of revenue from services provided to these customers during the three and nine months ended September 30, 2023. As of September 30, 2023 the Company had an accounts receivable balance of $0.2 million with these customers. Insight Partners is also affiliated with certain vendors that the Company has contracted to provide technology and software solutions. The Company recorded $0.3 million and $0.2 million of operating expenses with these vendors during the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $0.7 million during the nine months ended September 30, 2023 and 2022, respectively. The Company did not have an accounts payable balance with these vendors as of September 30, 2023, and December 31, 2022.
Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering. The Company recorded during $0.1 million and $0.2 million of revenue from services provided to these customers during the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.4 million of revenue during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had an accounts receivable balance with these customers of zero and $0.4 million, respectively.

11. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	September 30,	December 31,
	2023	2022
2010 Equity Incentive Plan:
Stock options outstanding	7,569,747	10,333,771
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	18,270,292	16,178,101
Shares available for future issuance under:
2021 Equity Incentive Plan	3,714,081	2,814,126
2021 Employee Stock Purchase Plan	2,754,604	1,929,578
Total shares of common stock reserved	32,308,724	31,255,576
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

The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2022	10,283,771	$4.18	6.38	$66,234
Granted	—	—
Exercised	(2,540,719)	3.40
Canceled	(223,305)	7.60
Balance - September 30, 2023	7,519,747	$4.35	2.55	$39,357
Vested & expected to vest as of September 30, 2023	7,519,747	$4.35	2.55	$39,357
Exercisable as of September 30, 2023	7,181,202	$4.20	2.51	$38,489
There were no stock options granted during the nine months ended September 30, 2023 or 2022. The decrease in weighted average remaining contractual term during the period is due to stock options held by the Company’s former CEO, Mr. Coccari, which will expire if not exercised by the end of the 90-day post-termination exercise window that begins upon completion of his transition agreement in February 2024. Refer to further discussion below under other equity transactions.

As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $0.9 million, which will be recognized over a weighted average period of 0.6 years.

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

The following is a summary of activity for SARs under the Equity Incentive Plans:

	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2022	81,770	$5.44	6.90	$418
Granted	—	—
Exercised	(67,781)	5.30
Canceled	(9,289)	6.58
Balance - September 30, 2023	4,700	$5.11	6.23	$21
Vested & expected to vest as of September 30, 2023	4,700	$5.11	6.23	$21
Exercisable as of September 30, 2023	4,389	$5.00	6.21	$20

There were no SARs granted during the nine months ended September 30, 2023 or 2022.

As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested SARs was immaterial.

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

During the first quarter of 2023, the Company granted 645,833 PSUs to certain executives at target. Each PSU conveys a right to receive one share of the Company’s common stock on the date it vests, provided that the number of PSUs that will ultimately vest may vary from 0% to 150% of target based upon the achievement of the corporate performance metric at the end of the performance period. One quarter of the eligible PSUs vest upon certification of the corporate performance metric in the first quarter of 2024, and the remaining 75% will vest equally over the following 12 quarters thereafter, subject to continual service by the grantee. Total stock-based compensation expense to be recognized may fluctuate during the performance period due to changes in forecasted achievement. The corporate performance metric associated with these awards has been considered probable of being achieved since the grant date, and as of September 30, 2023, management estimated a payout rate equal to 79% of the number of target shares granted.

A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	16,178,101	$17.37	—	$—
Granted	7,615,860	$9.62	645,833	$8.89
Released	(4,481,848)	$16.58	—	$—
Canceled	(2,010,553)	$16.11	—	$—
Unvested - September 30, 2023	17,301,560	$14.31	645,833	$8.89

As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested RSUs was $212.7 million, which will be recognized over a weighted average period of 2.8 years.

As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested PSUs was $3.1 million, which will be recognized over a weighted average period of 1.7 years.

Performance-based stock options— There have been no other changes to the Company’s performance-based stock options compared to those described in Note 14— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.

As of September 30, 2023, there were 50,000 performance-based stock options outstanding, of which 22,916 were exercisable. As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested performance-based stock options was immaterial.

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

During the nine months ended September 30, 2023, 625,111 shares of common stock were issued under the ESPP.

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

Nine Months Ended September 30, 2023
Risk-free interest rate	4.5%
Expected volatility	69.7%
Expected life (in years)	1.6
Expected dividend yield	—%

As of September 30, 2023, total unrecognized compensation cost for the ESPP was $9.2 million, which will be recognized on a straight-line basis over the next 1.6 years.

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

On August 24, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. The total compensation cost recognized during both the three months ended September 30, 2023 and 2022 was $0.2 million, and $0.5 million for both the nine months ended September 30, 2023 and 2022. As of September 30, 2023, total compensation cost related to the restricted stock not yet recognized was $0.6 million, which will be recognized on a straight-line basis over the next 0.9 years.

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,788	$1,611	$5,130	$3,440
Sales and marketing	7,646	9,372	23,022	18,516
Research and development	7,045	6,258	19,762	13,303
General and administrative	7,005	7,728	23,806	17,784
Restructuring charges	—	—	1,208	—
Total stock-based compensation expense	$23,484	$24,969	$72,928	$53,043

The Company capitalized $2.1 million and $1.6 million of stock-based compensation expense as capitalized software during the three months ended September 30, 2023 and 2022, respectively, and $6.8 million and $4.2 million during the nine months ended September 30, 2023 and 2022, respectively.

12. Net loss per share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(16,767)	$(46,693)	$(87,046)	$(101,722)
Denominator:
Weighted-average shares used in computing net loss per share
Basic and diluted	151,307,963	140,951,605	148,392,636	140,116,156
Net loss per share
Basic and diluted	$(0.11)	$(0.33)	$(0.59)	$(0.73)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs, PSUs, and restricted stock	17,858,035	16,760,346	17,858,035	16,760,346
Stock options	7,569,747	10,728,915	7,569,747	10,728,915
Contingently issuable shares under ESPP	372,763	296,205	372,763	296,205
Total potentially dilutive securities	25,800,545	27,785,466	25,800,545	27,785,466

13. Segment and geographic information
The Company’s Chief Executive Officer is its CODM. The CODM reviews separate financial information presented for the Company’s two segments, Enterprise and Consumer, in order to allocate resources and evaluate the Company’s financial performance.

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Enterprise	$109,101	$83,865	$305,962	$223,403
Consumer	75,621	74,567	233,430	240,364
Total revenue	184,722	158,432	539,392	463,767

Segment cost of revenue
Enterprise	34,784	27,448	101,603	74,293
Consumer	35,371	35,901	107,999	111,909
Total segment cost of revenue	70,155	63,349	209,602	186,202

Segment gross profit
Enterprise	74,317	56,417	204,359	149,110
Consumer	40,250	38,666	125,431	128,455
Total segment gross profit	114,567	95,083	329,790	277,565

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	4,494	3,261	12,667	9,000
Amortization of intangible assets	725	725	2,175	2,175
Depreciation	102	134	329	513
Stock-based compensation	1,788	1,611	5,130	3,440
Total reconciling items	7,109	5,731	20,301	15,128
Total gross profit	$107,458	$89,352	$309,489	$262,437

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$73,787	$65,809	$217,308	$189,284
Europe, Middle East, Africa	55,048	45,788	164,139	139,729
Asia Pacific	42,505	35,210	120,006	101,125
Latin America	13,382	11,625	37,939	33,629
Total revenue	$184,722	$158,432	$539,392	$463,767
During the three months ended September 30, 2023, revenue from the United States and Japan each exceeded 10% of the Company’s total revenue. During the three months ended September 30, 2022, and nine months ended September 30, 2023 and 2022, the United States was the only country to exceed 10% of the Company’s total revenue.

Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	September 30,	December 31,
	2023	2022
North America	$8,467	$12,782
Rest of world	3,658	5,556
Total long-lived assets	$12,125	$18,338

14. Restructuring charges

On February 13, 2023, the Company communicated to its employees that in response to current macroeconomic conditions and to further streamline its operations and cost structure, it would reduce its global workforce by approximately 10%. As a result, the Company recognized restructuring charges of $10.1 million in the first quarter of 2023, primarily consisting of $8.9 million of personnel expenses such as salaries and wages, one-time severance payments, and other benefits. The Company also recognized $1.2 million of stock-based compensation expense on the communication date, resulting from impacted employees having no future substantive service requirement but continuing to vest into their equity awards during legally required retention periods as well as certain modifications to enable additional vesting after impacted employees’ termination dates. The restructuring plan was completed in the third quarter of 2023.

Restructuring charges are presented as separate operating expenses within the Company’s condensed consolidated statements of operations. The following table summarizes the activity related to the restructuring liability recorded in accrued compensation and benefits in the accompanying condensed consolidated balance sheets (in thousands):

Beginning balance— June 30, 2023	$344
Restructuring charges	—
Settlements	(344)
Ending balance— September 30, 2023	$—

Beginning balance— January 1, 2023	$—
Restructuring charges	9,055
Settlements	(9,055)
Ending balance— September 30, 2023	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. In addition to historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Form 10-Q.

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
Udemy’s consumer marketplace has attracted over 67 million learners in over 180 countries who are looking for the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. We curate the highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer effective on-demand learning for employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development. Our network of over 75,000 instructors have created over 210,000 courses in 75 languages that cover a wide range of topics, including technology, business, soft skills, and personal development.

Workforce reduction
In February 2023, in response to current macroeconomic conditions and to further streamline our operations and cost structure, we enacted a plan to reduce our global workforce by approximately 10%. As a result, we recognized restructuring charges of $10.3 million, primarily consisting of personnel expenses such as salaries and wages, one-time severance payments, and other benefits, as well as stock-based compensation expense. The restructuring plan was completed in the third quarter of 2023.

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
We view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages. Our ability to expand the instructor payment pool while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three and nine months ended September 30, 2023.
Impact of mix of Enterprise and Consumer segments
Our mix of business among our Enterprise and Consumer segments is shifting, and this shift will continue to affect our financial performance. Enterprise segment gross margin is higher than that of Consumer, primarily driven by comparably lower content costs which are partially offset by higher customer support costs. The mix of customer acquisition methods in our Consumer segment will substantially impact our financial performance. We presently expect that revenue from our Enterprise segment will continue to grow faster than our Consumer segment, which will be beneficial to our overall margins.

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
Our investment in growth
We are actively investing in our business as we believe that we are only beginning to penetrate our market opportunity, and we intend to continue to invest in our future growth. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our course catalog, develop our immersive learning capabilities, and invest in our technology development, including investments in generative artificial intelligence. Any investments we make in our sales and marketing organization, in encouraging the development of new content, and in expanding our platform offerings and capabilities, whether organically or through acquisitions or strategic partnerships, will occur in advance of the benefits from such investments, making it difficult to determine if we are efficiently allocating our resources in these areas.
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
Enterprise revenue primarily relates to enterprise license subscription contracts with annual or multi-year subscription terms. Enterprise license subscriptions include Team Plan, Enterprise Plan, Udemy Business Pro, and Leadership Academy. Enterprise subscriptions are typically billed in advance on a quarterly or annual basis. Subscription revenue excludes any taxes to be remitted to governmental authorities. Access to the Udemy platform represents a series of distinct services as we continually provide access to course content and fulfill our obligation to the UB customer over the subscription term. Because the series of distinct services represents a single performance obligation that is satisfied over time, we recognize revenue ratably over the contractual subscription term. Enterprise revenue recognized from professional services was immaterial for the periods presented.
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
Content costs are recorded as cost of revenue in the period earned by our instructors. Content costs as a percentage of revenue for our UB and consumer subscription offerings are lower relative to individual course content purchases in our consumer offering. As a result, shifts in the mix between offerings and changes to the revenue share structure for UB and consumer subscriptions are expected to be a significant driver of future changes in gross margin. We plan to reduce the instructor revenue share for our subscription offerings, which are derived as a percentage of total UB and consumer subscription revenues, from 25% today to 15% by 2026, with the first adjustment to 20% effective as of January 1, 2024.

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
Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, including stock-based compensation, as well as marketing and brand costs, costs related to customer and instructor acquisition, amortization of deferred contract costs, and amortization of tradenames and customer relationships acquired through business combinations. Sales and marketing expenses also consist of costs incurred for hosting and customer support services related to providing our platform to free learners. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period, depending on the timing of our marketing activities, but generally expect this percentage to decline over the long term.

Research and development
Our research and development expenses consist primarily of personnel-related costs, including stock-based compensation, costs related to the ongoing management, maintenance, and expansion of features and services offered on our platform. Research and development costs also include contracted services, supplies, and other miscellaneous expenses. We believe that continued investment in our platform is important to our future growth and to maintain and attract learners to our platform. As a result, we expect research and development expenses to increase in absolute dollars. In addition, we expect research and development expenses as a percentage of revenue may vary from period to period depending on the timing of investments in our platform.
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
Interest income
Interest income consists primarily of interest income earned on our cash equivalents and short-term and long-term investments, including amortization of premiums and accretion of discounts related to our available-for-sale marketable securities, net of associated fees.
Interest expense
Interest expense consists primarily of interest expense related to certain indirect tax reserves.
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$184,722	$158,432	$539,392	$463,767
Cost of revenue (1)(2)	77,264	69,080	229,903	201,330
Gross profit	107,458	89,352	309,489	262,437
Operating expenses (1)(2)
Sales and marketing	76,492	77,490	233,520	212,789
Research and development	30,307	28,062	90,829	74,595
General and administrative	22,155	27,051	71,112	72,147
Restructuring charges	—	—	10,263	—
Total operating expenses	128,954	132,603	405,724	359,531
Loss from operations	(21,496)	(43,251)	(96,235)	(97,094)
Other income (expense)
Interest income	5,542	1,610	14,758	1,857
Interest expense	(124)	(1,018)	(464)	(895)
Other income (expense), net	122	(3,523)	(2,181)	(4,439)
Total other income (expense), net	5,540	(2,931)	12,113	(3,477)
Net loss before taxes	(15,956)	(46,182)	(84,122)	(100,571)
Income tax provision	(811)	(511)	(2,924)	(1,151)
Net loss	$(16,767)	$(46,693)	$(87,046)	$(101,722)
Net loss per share
Basic and diluted	$(0.11)	$(0.33)	$(0.59)	$(0.73)
Weighted-average shares used in computing net loss per share
Basic and diluted	151,307,963	140,951,605	148,392,636	140,116,156

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,788	$1,611	$5,130	$3,440
Sales and marketing	7,646	9,372	23,022	18,516
Research and development	7,045	6,258	19,762	13,303
General and administrative	7,005	7,728	23,806	17,784
Restructuring charges	—	—	1,208	—
Total stock-based compensation expense	$23,484	$24,969	$72,928	$53,043
(2)    Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$725	$725	$2,175	$2,175
Sales and marketing	296	342	979	1,025
Total amortization of intangible assets	$1,021	$1,067	$3,154	$3,200
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	42	44	43	43
Gross profit	58	56	57	57
Operating expenses
Sales and marketing	41	49	43	46
Research and development	16	18	17	16
General and administrative	13	16	13	16
Restructuring charges	—	—	2	—
Total operating expenses	70	83	75	78
Loss from operations	(12)	(27)	(18)	(21)
Other income (expense)
Interest income	3	1	3	—
Interest expense	—	(1)	—	—
Other income (expense), net	—	(2)	—	(1)
Total other income (expense), net	3	(2)	3	(1)
Net loss before taxes	(9)	(29)	(15)	(22)
Income tax provision	—	—	(1)	—
Net loss attributable to common stockholders	(9)%	(29)%	(16)%	(22)%

Comparison of the three and nine months ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Revenue	(in thousands, except percentages)
Enterprise	$109,101	$83,865	$25,236	30%	$305,962	$223,403	$82,559	37%
Consumer	75,621	74,567	1,054	1%	233,430	240,364	(6,934)	(3)%
Total revenue	$184,722	$158,432	$26,290	17%	$539,392	$463,767	$75,625	16%
Revenue for the three months ended September 30, 2023, was $184.7 million, compared to $158.4 million for the same period in the prior year, which represents an increase of $26.3 million, or 17%. For the three months ended September 30, 2023, Enterprise and Consumer revenue was $109.1 million and $75.6 million, respectively, representing 59% and 41% of total revenue, respectively, compared to $83.9 million and $74.6 million, respectively, representing 53% and 47% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the three months ended September 30, 2023, was primarily driven by the growth in our Enterprise segment.
For the three months ended September 30, 2023, total Enterprise revenue increased by $25.2 million, or 30%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the three months ended September 30, 2023, total Consumer revenue increased by $1.1 million, or 1%, compared to the same period in the prior year. The increase was primarily driven by growth in consumer subscriptions, as we continue to expand the offering into new markets, and was partially offset by a decrease in revenue from single course purchases.
Revenue for the nine months ended September 30, 2023, was $539.4 million, compared to $463.8 million for the same period in the prior year, which represents an increase of $75.6 million, or 16%. For the nine months ended September 30, 2023, Enterprise and Consumer revenue was $306.0 million and $233.4 million, respectively, representing 57% and 43% of total revenue, respectively, compared to $223.4 million and $240.4 million, respectively, representing 48% and 52% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the nine months ended September 30, 2023 was primarily driven by the growth in our Enterprise segment, which was partially offset by a decrease in Consumer revenue during the same period.
For the nine months ended September 30, 2023, total Enterprise revenue increased by $82.6 million, or 37%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the nine months ended September 30, 2023, total Consumer revenue decreased by $6.9 million, or 3%, compared to the same period in the prior year. The decrease was primarily due to a decrease in revenue from single course purchases, which was largely driven by changes in foreign currency exchange rates. This was partially offset by an increase in revenue from consumer subscriptions as we continue to expand the offering into new markets.

Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$77,264	$69,080	$8,184	12%	$229,903	$201,330	$28,573	14%
Gross profit	107,458	89,352	18,106	20%	309,489	262,437	47,052	18%
Gross margin	58%	56%			57%	57%

Cost of revenue for the three months ended September 30, 2023 was $77.3 million, compared to $69.1 million for the same period in the prior year, which represents an increase of $8.2 million, or 12%. Content costs for the Enterprise and Consumer segments were $24.7 million and $27.5 million for the three months ended September 30, 2023, respectively, compared to $19.4 million and $28.4 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 23% and 36%, respectively, for the three months ended September 30, 2023, and 23% and 38%, respectively, for the three months ended September 30, 2022.

In our Enterprise segment, customer support costs increased by $1.5 million in the three months ended September 30, 2023, as compared to the same period in the prior year. This change is primarily driven by the growth in our customer support organization as well as our reseller business, in which we incur fees for reseller partners that provide customer support services. In our Consumer segment, customer support costs, hosting and platform fees, and payment processing fees were all consistent with those costs incurred the same period in the prior year. On a consolidated basis, there was an increase of $1.2 million in amortization of capitalized software for the three months ended September 30, 2023, when compared to the same period in the prior year.

Gross margin was 58% for the three months ended September 30, 2023 and 56% for the three months ended September 30, 2022. The increase in gross margin was primarily due to a shift in mix of revenue toward our Enterprise segment, which has comparatively lower content costs as a percentage of revenue than the Consumer segment.

Cost of revenue for the nine months ended September 30, 2023 was $229.9 million, compared to $201.3 million for the same period in the prior year, which represents an increase of $28.6 million, or 14%. Content costs for the Enterprise and Consumer segments were $70.0 million and $85.1 million for the nine months ended September 30, 2023, respectively, compared to $52.1 million and $89.3 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 23% and 36%, respectively, for the nine months ended September 30, 2023, and 23% and 37%, respectively, for the nine months ended September 30, 2022.

In our Enterprise segment, customer support costs increased by $7.8 million in the nine months ended September 30, 2023, as compared to the same period in the prior year. This change is primarily driven by the growth in our customer support organization as well as our reseller business, in which we incur fees for reseller partners that provide customer support services. Additionally, hosting costs increased by $1.6 million, due to the expansion of our UB product offerings and consumption by UB learners. In our Consumer segment, customer support costs, hosting and platform fees, and payment processing fees were all consistent with those costs incurred the same period in the prior year. On a consolidated basis, there was an increase of $3.7 million in amortization of capitalized software and an increase of $1.7 million related to stock-based compensation expense for the nine months ended September 30, 2023, when compared to the same period in the prior year.

Gross margin was 57% for both the nine months ended September 30, 2023 and 2022, due to stable cost margins in the comparative periods.

Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$76,492	$77,490	$(998)	(1)%	$233,520	$212,789	$20,731	10%
Research and development	30,307	28,062	2,245	8%	90,829	74,595	16,234	22%
General and administrative	22,155	27,051	(4,896)	(18)%	71,112	72,147	(1,035)	(1)%
Restructuring charges	—	—	—	n/m	10,263	—	10,263	n/m
Total operating expenses	$128,954	$132,603	$(3,649)	(3)%	$405,724	$359,531	$46,193	13%
n/m - not meaningful
Sales and marketing. Sales and marketing expenses for the three months ended September 30, 2023 were $76.5 million, compared to $77.5 million for the same period in the prior year. The $1.0 million decrease in sales and marketing expense was primarily due to lower personnel-related expenses of $2.5 million, a $1.7 million decrease in stock-based compensation expense, and a $0.7 million decrease in travel and employee activities. These decreases were partially offset by an increase in amortization of deferred contract costs of $4.1 million, driven by an expansion of our UB customer base over time.
Sales and marketing expenses for the nine months ended September 30, 2023 were $233.5 million, compared to $212.8 million for the same period in the prior year. The $20.7 million increase in sales and marketing expense was primarily due to increased amortization of deferred contract costs of $11.9 million, driven by an expansion of our UB customer base over time, increased personnel-related expenses of $4.8 million, increased stock-based compensation expense of $4.5 million, a $1.7 million increase in travel and employee activities, and a $1.9 million increase in software subscriptions and allocated costs to support the growth of our business. These increases were partially offset by a decrease in marketing costs of $5.2 million.
Research and development. Research and development expenses for the three months ended September 30, 2023 were $30.3 million, compared to $28.1 million for the same period in the prior year. The $2.2 million increase was primarily due to higher personnel-related expenses of $1.1 million, increased stock-based compensation expense of $0.8 million, and an additional $0.7 million of software subscriptions and allocated costs to support the growth of our business.
Research and development expenses for the nine months ended September 30, 2023 were $90.8 million, compared to $74.6 million for the same period in the prior year. The $16.2 million increase was primarily due to higher personnel-related expenses of $7.1 million, increased stock-based compensation expense of $6.5 million, and an additional $2.6 million of software subscriptions and allocated costs to support the growth of our business.
General and administrative. General and administrative expenses for the three months ended September 30, 2023 were $22.2 million, compared to $27.1 million for the same period in the prior year. The $4.9 million decrease in general and administrative expense was due to a decrease of $2.2 million in amounts charged to expense for indirect tax reserves, a $1.3 million decrease in personnel costs, a $0.7 million decrease in stock-based compensation expense, and a $0.6 million decrease in costs related to business insurance. These changes were partially offset by an increase in our provision for expected credit losses of $0.3 million.
General and administrative expenses for the nine months ended September 30, 2023 were $71.1 million, compared to $72.1 million for the same period in the prior year. The $1.0 million decrease in general and administrative expense was primarily due to a $2.0 million decrease in costs related to business insurance, a $1.7 million decrease in personnel-related expenses, a $0.3 million decrease in software and allocated costs, a $1.6 million decrease in professional services, and a $0.8 million increase in our provision for expected credit losses. These changes were partially offset by an increase in stock-based compensation expense of $6.0 million, primarily driven by the accelerated expense incurred as a result of the transition of our former CEO.
Restructuring charges. There were no restructuring charges for the three months ended September 30, 2023, or 2022.

Restructuring charges for the nine months ended September 30, 2023, totaled $10.3 million. These charges consisted of $8.9 million of personnel and other expenses, such as employee severance and benefits costs, as well as $1.2 million of stock-based compensation expense. There were no restructuring activities in the same period in the prior year.
Total other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Other income (expense)	(in thousands, except percentages)
Interest income	$5,542	$1,610	$3,932	244%	$14,758	$1,857	$12,901	695%
Interest expense	(124)	(1,018)	894	(88)%	(464)	(895)	431	(48)%
Other Income (expense), net	122	(3,523)	3,645	n/m	(2,181)	(4,439)	2,258	(51)%
Total other income (expense), net	$5,540	$(2,931)	$8,471	n/m	$12,113	$(3,477)	$15,590	n/m
n/m - not meaningful
We recorded net total other income of $5.5 million for the three months ended September 30, 2023, compared to net total other expense of $2.9 million for the same period in the prior year. For the three months ended September 30, 2023, we recognized interest income and accretion income on our existing cash, cash equivalents, and marketable securities portfolio totaling $5.5 million. For the three months ended September 30, 2022, we incurred $0.8 million of interest expense related to other indirect tax reserves and an impairment charge of $2.9 million on our strategic investments, which were partially offset by $1.6 million of interest income and accretion income on our existing cash, cash equivalents, and marketable securities portfolio.
We recorded net total other income of $12.1 million for the nine months ended September 30, 2023, compared to net total other expense of $3.5 million for the same period in the prior year. For the nine months ended September 30, 2023, we recognized interest income and accretion income on our existing cash, cash equivalents, and marketable securities portfolio, totaling $14.6 million, partially offset by an impairment charge of $1.8 million on our strategic investments. For the nine months ended September 30, 2022, we recognized interest income and accretion income on our cash, cash equivalents, and marketable securities portfolio, totaling $1.9 million, which was offset by an impairment of $2.9 million on our strategic investments.

Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)
Income tax provision	$(811)	$(511)	$(300)	59%	$(2,924)	$(1,151)	$(1,773)	154%

For the three months ended September 30, 2023, we recognized income tax expense of $0.8 million, compared to $0.5 million for the same period in the prior year. Income tax expense for the three months ended September 30, 2023 and 2022, was primarily comprised of foreign and state taxes.

For the nine months ended September 30, 2023, we recognized income tax expense of $2.9 million, compared to $1.2 million for the same period in the prior year. Income tax expense for the nine months ended September 30, 2023 and 2022, was primarily comprised of foreign and state taxes.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	%	2023	2022	%

	(in thousands)
Monthly average buyers	1,414	1,316	7%	1,382	1,330	4%
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

	September 30,
	2023	2022	%
Udemy Business customers	15,378	13,437	14%
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

	September 30,
	2023	2022	%

	(in thousands)
Udemy Business annual recurring revenue	$443,145	$350,367	26%

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

	September 30,
	2023	2022	%
Udemy Business net dollar retention rate	106%	117%	(9)%
Udemy Business Large Customer net dollar retention rate	114%	123%	(7)%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except percentages)
Enterprise segment revenue	$109,101	$83,865	$305,962	$223,403
Enterprise segment gross profit	$74,317	$56,417	$204,359	$149,110
Enterprise segment gross margin	68%	67%	67%	67%
Consumer segment revenue	$75,621	$74,567	$233,430	$240,364
Consumer segment gross profit	$40,250	$38,666	$125,431	$128,455
Consumer segment gross margin	53%	52%	54%	53%
For the three months ended September 30, 2023, the increase in Enterprise segment gross margin was primarily due to a decrease in costs for our customer support organization as a percentage of revenue. Otherwise, the mix of content costs, hosting costs, and payment processing fees remained consistent as a percentage of Enterprise revenue when compared to the prior year. For the nine months ended September 30, 2023, Enterprise segment gross margin was generally consistent with the same period in the prior year, as the mix of Enterprise segment costs of revenue remained a consistent percentage of Enterprise revenue when compared to the same period in the prior year.

For the three months ended September 30, 2023 the increase in Consumer segment gross margin was primarily due to decreased content costs as a percentage of revenue. Otherwise, the mix of hosting costs, payment processing fees, and costs for our customer support organization remained consistent as a percentage of Consumer revenue when compared to the prior year. For the nine months ended September 30, 2023 the increase in Consumer segment gross margin was primarily due to decreased content costs as a percentage of revenue. Otherwise, the mix of hosting costs, payment processing fees, and costs for our customer support organization remained consistent as a percentage of Consumer revenue when compared to the prior year.

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
We define adjusted EBITDA as net loss, adjusted to exclude:
•interest income;
•interest expense;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•other expense (income), net; and
•restructuring charges.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(16,767)	$(46,693)	$(87,046)	$(101,722)
Adjusted to exclude the following:
Interest income	(5,542)	(1,610)	(14,758)	(1,857)
Interest expense	124	1,018	464	895
Income tax provision	811	511	2,924	1,151
Depreciation and amortization	6,183	5,416	18,069	15,616
Stock-based compensation expense	23,484	24,969	71,720	53,043
Other income (expense), net	(122)	3,523	2,181	4,439
Restructuring charges	—	—	10,263	—
Adjusted EBITDA	$8,171	$(12,866)	$3,817	$(28,435)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$184,722	$158,432	$539,392	$463,767
Net loss	$(16,767)	$(46,693)	$(87,046)	$(101,722)
Net loss margin	(9)%	(29)%	(16)%	(22)%
Revenue	$184,722	$158,432	$539,392	$463,767
Adjusted EBITDA	$8,171	$(12,866)	$3,817	$(28,435)
Adjusted EBITDA margin	4%	(8)%	1%	(6)%
Net loss decreased by $29.9 million in the three months ended September 30, 2023, compared to the same period in the prior year. The change was primarily driven by the growth in revenue outpacing the growth in operating expenses and interest income earned on our investments. Adjusted EBITDA improved by $21.0 million in the three months ended September 30, 2023, compared to the same period in the prior year. The improvement in adjusted EBITDA was driven by the growth in revenue outpacing the growth in operating expenses, excluding stock-based compensation expense and restructuring charges.
Net loss decreased by $14.7 million in the nine months ended September 30, 2023, compared to the same period in the prior year. The change was primarily driven by the growth in revenue outpacing the growth in operating expenses and interest income earned on our investments. Adjusted EBITDA improved by $32.3 million in the nine months ended September 30, 2023, compared to the same period in the prior year. The improvement in adjusted EBITDA was driven by the growth in revenue outpacing the growth in operating expenses, excluding stock-based compensation expense and restructuring charges.

Liquidity and capital resources
As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents and restricted cash of $331.5 million and marketable securities of $151.5 million. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $3.5 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

As of September 30, 2023, there have been no material changes to our commitments and contractual obligations, in comparison to those set forth in our Annual Report, that occurred outside the ordinary course of business. Refer to Note 6 – Leases and Note 8 – Commitments and contingencies in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, for our outstanding commitments and contractual obligations as of September 30, 2023.

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

Use of funds

Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $699.5 million as of September 30, 2023. We have generally incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$5,263	$(30,272)
Investing activities	(3,992)	(84,677)
Financing activities	13,034	9,762
Effect of foreign exchange rates on cash flows	(116)	(38)
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,189	$(105,225)
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
For the nine months ended September 30, 2023, cash provided by operating activities was $5.3 million, primarily consisting of our net loss of $87.0 million, adjusted for non-cash charges of $128.7 million and net cash outflows of $36.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $20.4 million decrease in accounts receivable, as cash collections from customers outpaced new billings, and a $3.9 million increase in deferred revenue, resulting primarily from our Enterprise segment growth. These changes were offset by a $45.2 million increase in deferred contract costs and a $7.1 million decrease in accounts payable, accrued expenses and other current liabilities.
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

Investing activities
For the nine months ended September 30, 2023, net cash provided by investing activities was $4.0 million, primarily as a result of $231.3 million of proceeds received from the maturity of marketable securities. This was partially offset by $225.5 million in purchases of marketable securities and $9.3 million related to capitalized software costs.

For the nine months ended September 30, 2022, net cash used in investing activities was $84.7 million, primarily as a result of our $66.1 million purchase of marketable securities, $5.0 million purchase of strategic investments, and $10.7 million related to capitalized software costs.

Financing activities
For the nine months ended September 30, 2023, net cash provided by financing activities was $13.0 million, driven by proceeds from issuance of common stock via stock option exercises of $8.3 million and issuances of common stock under our employee stock purchase plan of $4.8 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of September 30, 2023 we had $328.0 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $151.5 million of marketable securities, consisting of investments in various U.S. government securities. In addition, we had $3.5 million of restricted cash, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. We did not hold any long-term debt during the three and nine months ended September 30, 2023 or 2022.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of September 30, 2023, or interest income earned from our portfolio during the nine months ended September 30, 2023.
Foreign currency risk
The reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the nine months ended September 30, 2023.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Video Privacy Protection Act class action complaint and threatened arbitration demands

On December 12, 2022, a putative class action complaint captioned Mohamed Saleh v. Udemy, Inc., was filed against us, alleging violations of the Video Privacy Protection Act (the “VPPA”) and claiming that Udemy violated the VPPA by knowingly sharing personally identifiable information about the viewing history of Udemy courses with an advertiser. The complaint is currently pending in the United States District Court for the District of New Jersey, Case No. 2:23-cv-02207.

The complaint seeks declaratory relief, injunctive relief, statutory, liquidated, and punitive damages, as well as reasonable attorney fees and costs. On August 30, 2023, we filed a motion to compel arbitration. We intend to vigorously defend ourselves in this matter.

In addition, on June 6, 2023, and July 28, 2023, we were informed that several law firms threatened to file individual arbitration demands against us on behalf of approximately 17,000 alleged Udemy learners. The firms threaten claims similar to those in the class action complaint described above. We intend to vigorously defend ourselves in these matters.
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
We incurred net losses of $87.0 million and $101.7 million during the nine months ended September 30, 2023 and 2022, respectively, and, as of September 30, 2023, we had an accumulated deficit of $699.5 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
•our ability to successfully leverage our resellers and other strategic relationships to market and sell our products;
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
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our Enterprise and Consumer segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue at its current pace or at all. For example, there is significant uncertainty regarding the adoption and growth of remote, online and asynchronous learning and training, as well as skills-based learning, compared to the traditional models of education and training, which may adversely affect demand for our platform. In addition, we have recently experienced elongated sales cycles for our UB offerings as a result of what we believe to be budget tightening as a result of economic uncertainty. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of September 30, 2023, we had relationships with more than 75,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. For example, we recently announced a change in our revenue share model with instructors which could cause some instructors to unpublish content or leave the Udemy platform. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 59% and 53% of total revenue during the three months ended September 30, 2023 and 2022, respectively, and 57% and 48% of total revenue during the nine months ended September 30, 2023 and 2022, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
•changes in pricing policies and terms offered by our competitors or by us, including for example the change in our revenue share with instructors that will go into effect at the beginning of 2024;
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
Failure to effectively leverage our strategic partnerships to market and sell our products could impact our ability to increase brand awareness and grow our revenue.
We rely on strategic partners, including resellers, for certain sales and marketing efforts. We plan to continue to establish and maintain similar strategic relationships, and we expect these partners to become an increasingly important aspect of our business. Identifying partners and negotiating terms with them requires significant time and resources, and we are dependent on our ability to negotiate terms that are favorable to us and provide sufficient incentives for our partners to promote our products. In addition, we have granted exclusivity to resellers in certain geographies, such as Japan, and so we are entirely dependent on the sales efforts of our resellers in those regions. If our partners do no not effectively sell or market our products, choose to promote our competitors’ products or otherwise choose not to devote sufficient efforts to our business, our ability to grow our revenue may be impaired, and our results of operations may suffer.
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
We generated 60% and 58% of revenue outside of North America during the three months ended September 30, 2023 and 2022, respectively, and 60% of revenue outside of North America during both the nine months ended September 30, 2023 and 2022. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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

While we have taken measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise process, and measures to protect our platform, we, our third-party service providers, and the networks and systems used in our business, including those of third-party service providers, have been subject to, and we, our service providers and our platform may in the future may be subject to, cybersecurity attacks or other security breaches or incidents. Cybersecurity attacks may take the form of denial of service attacks, attacks using ransomware or other malware, or other attacks, and can come from individual hackers, criminal groups, and state-sponsored organizations. These sources have used artificial intelligence and machine learning to launch more automated, targeted and sophisticated attacks against targets. They can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to data, and we and our platform otherwise may be subject to security breaches and incidents resulting from employee or contractor error or malfeasance. We may be more susceptible to cyberattacks and other security breaches and other security incidents while many of our employees work remotely, because we have less ability to implement, monitor, and enforce our information security and data protection policies.
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
Further, we are subject to examination by tax authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition, and results of operations. We believe our income, employment, and transactional tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, but an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period. Certain risks relating to employment and sales taxes are described in more detail under Note 7 (“Accrued expenses and other current liabilities”).
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
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the nine months ended September 30, 2023, 30% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies may cause our revenue to decline relative to our costs, thereby decreasing our gross margins. For example, the euro, British pound sterling and Japanese yen have all recently experienced declines in value against the U.S. dollar, which has negatively affected our results of operations during the year ended December 31, 2022 and could continue to negatively impact our results of operations in future periods. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
As of September 30, 2023, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 47% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40956	3.1	January 17, 2023

10.1	Employment Letter between the Registrant and Prasad Raje

10.2	Change in Control and Severance Agreement by and between the Registrant and Prasad Raje

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

Udemy, Inc.

Date: November 2, 2023	By:	/s/ Greg Brown
Greg Brown
President and Chief Executive Officer

Date: November 2, 2023	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer