Form 10-K
period 2023-12-31
Udemy, Inc.
filed 2024-02-26
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to section12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2023, the aggregate market value of its shares held by non-affiliates was approximately $938.6 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2024, 158,088,671 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.
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
•our expectations regarding our financial and operating performance, including our expectations regarding our revenue, costs, monthly average buyers, number of Udemy Business (“UB”) customers, UB Annual Recurring Revenue, UB Net Dollar Retention Rate, UB Large Customer Net Dollar Retention Rate, segment revenue, segment gross profit, adjusted EBITDA, and adjusted EBITDA margin;
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
Market and industry data
Certain market and industry data included in this Form 10-K has been obtained from third party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications, and third-party forecasts in conjunction with our assumptions about our markets. We have not independently verified such third-party information. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed in this Form 10-K in the section titled “Special Note Regarding Forward-Looking Statements” and in Part I, Item 1A, “Risk Factors.”

iii

PART I.
Item 1. Business
Our mission
Udemy’s mission is to improve lives through learning.
About Udemy
Udemy is a global learning company whose online platform empowers organizations and individuals with flexible and effective skill acquisition, development and validation. Udemy’s learning marketplace enables tens of thousands of instructors to develop, distribute and enhance content that reaches Udemy’s broad global audience of 69 million learners. Udemy leverages technology, including artificial intelligence (“AI”), as well as data and insights, to deliver personalized, immersive and effective learning experiences. We curate our highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer engaging and effective on-demand learning for all employees, immersive laboratory-style learning for tech teams and cohort-based learning focused on leadership development.
In today’s rapidly evolving labor environment, there are two key trends currently reshaping the future of work: the rise of the skills-based organization and the widespread adoption and application of generative AI across various industries, regions and professional roles. By leveraging our comprehensive learning solutions and strategic customer success approach, we believe we are uniquely positioned to empower organizations with the tools to build a future-ready workforce, increase employee engagement and retention, and achieve critical business outcomes, while also helping individuals to stand out in an increasingly competitive job market. We believe that our dual focus on organizational and individual skills development places us at the forefront of addressing the evolving needs of the modern workplace.
As automation and technological innovation accelerates changes in the workforce, there is a growing need to offer more flexible training to continuously re-skill and upskill workforces to keep up with the pace of change. Skills are becoming increasingly important for the way organizations are defining work, deploying talent, managing careers, and valuing employees. A recent study by the World Economic Forum found that 60% of workers worldwide will need retraining before 2027 as skills rapidly evolve or become obsolete. Another study by Korn Ferry estimates there will be a global human talent shortage of more than 85 million people, which could significantly restrain companies’ growth, resulting in trillions of dollars in unrealized annual revenues. Therefore, organizations that embed a skills-based approach are more likely to achieve results than those that have not, including, among others:
•meeting or exceeding financial targets;
•anticipating and responding effectively and efficiently to change;
•innovating; and
•achieving high levels of customer satisfaction, increasing productivity and retaining high performers.
We believe many of today's learning platforms have a number of shortcomings, including relevance, quality, breadth, scalability, and affordability of content. Udemy’s platform is designed to address these shortcomings by effectively connecting global learners with up-to-date knowledge from experts and practitioners around the world.
Our global platform supports learners, instructors and enterprise customers to achieve their goals. Udemy enables learners to gain the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. Our library of more than 220,000 free and paid courses is created by 75,000 instructors and covers a wide range of topics, including technology, business and soft skills, and personal development. Our marketplace encourages engagement between learners and instructors, including course enrollment, consumption and Q&As. The volume and frequency of this engagement allows us to generate meaningful insights and provide real-time feedback and analytics for our instructors and enterprise customers.
Udemy leverages AI and machine learning throughout our platform. For example, we are incorporating generative AI-powered features that enhance the learner experience, support content creation and increase course enrollments for instructors, and optimize productivity and satisfaction for our learners.

Udemy’s marketplace addresses the evolving needs of learners across the globe by providing access to a wide range of high-quality and relevant content in local languages. Instructors around the world have created courses in 75 languages, resulting in over 90,000 courses on our platform in non-English languages, as of December 31, 2023. Our learners benefit from the local context provided by local instructors, further enhancing the learner experience.
Udemy’s differentiated feedback loops enable instructors to gain insights directly from learners that help to improve the quality and relevance of content, and our platform is designed to facilitate instructors making frequent, real-time updates to their courses. On average, courses were updated five times by top instructors on Udemy in 2023.
Udemy is powered by a flywheel effect where instructors are encouraged to create relevant, high-quality content that attracts more learners and Udemy Business customers to the platform. More learners on our platform results in a larger audience and greater potential earnings for instructors, which in turn incentivizes more and better course creation and also attracts additional instructors to the platform. This flywheel resulted in an average of over 5,000 new courses added to our platform monthly during 2023. In 2023, instructors earned $208.2 million. Udemy’s top 18 instructors each earned more than $1 million and nearly 1,700 instructors earned more than the average annual income in their home country.
Udemy Business offers organizations access to more than 25,000 of the highest rated courses from our marketplace across 15 languages. The range and volume of our course catalog enables employees to support their career growth with the most relevant and effective courses and real-world skills development, and organizations across the globe to reskill and upskill their workforce. In addition, the Udemy Business platform provides personalized learning paths and rich analytics to further empower learners and administrators to map learning to their desired outcomes.
Global learners are increasingly looking online to acquire new skills, while organizations are rapidly shifting from offline in-person training of employees to online solutions for reskilling and upskilling of their workforce. The increase in work-from-home flexibility has accelerated a corporate shift to digital training solutions worldwide. Udemy’s highly-effective and cost-efficient method of online learning across a variety of disciplines is designed to meet the corporate learning needs within today’s hybrid and remote work cultures.
Our business model
Udemy has two symbiotic operating segments: Enterprise, or Udemy Business (58% of 2023 revenue), and Consumer, or our direct-to-consumer marketplace (42% of 2023 revenue). Udemy’s differentiated business model, compelling revenue share incentive and access to 69 million learners attracts instructors from around the world. The Udemy Consumer marketplace consists of more than 220,000 courses in 75 languages. Millions of people learn on the Udemy platform from real-world experts in topics ranging from technology, business and soft skills, to personal development. Learners can purchase lifetime access to individual courses or subscribe through monthly and annual plans, which offer unlimited access to more than 11,000 of Udemy’s top-rated courses. Most instructors on our marketplace opt into our promotional pricing program in which Udemy programmatically controls list and promotional prices, based on certain characteristics such as course content, length, and rating, which helps drive more enrollments for our instructors. Udemy’s marketplace has 24,000 free courses, which are an important source of conversion to paid enrollments.
Udemy’s global content engine powers Udemy Business with the highest-rated content from our Consumer marketplace, proven new product capabilities and organic new business leads. Udemy Business enables organizations around the world to offer on-demand learning for all employees, immersive learning for technology teams, and cohort learning for business leaders. Built for businesses striving to be at the forefront of innovation and those utilizing the latest technologies, Udemy Business offers fresh, relevant learning that can be accessed around the world at any time. By leveraging Udemy’s integrated learning solutions and strategic customer success support, businesses are equipped with the tools to reskill and upskill their workforce, increase employee engagement, and achieve critical business outcomes in an efficient and cost-effective manner. As of December 31, 2023, Udemy Business offers global companies annual or multi-year subscription access on a per-seat basis to a catalog of more than 25,000 courses in 14 local languages, in addition to English. Udemy Business provides access to its platform through Team and Enterprise subscription plans and offers the ability to add on Udemy Business Pro services. Organizations looking to build leadership capabilities can separately purchase a subscription to our cohort learning development platform.

Our platform and product offerings
Udemy’s platform provides individual learners and organizations all over the world with access to high-quality and relevant content created by instructors across technology, business and soft skills, and personal development topics. Our platform is purpose-built to empower instructors with data insights and innovative technology to meet the specific needs of learners and organizations in order to help them achieve their goals and desired outcomes. Our products are designed to deliver measurable incremental value, which ultimately creates upselling or expansion opportunities. Udemy generates revenue through the following product offerings:
•Per Course. Individuals can enroll for free or purchase one of Udemy marketplace’s more than 220,000 courses to obtain lifetime access to that digital course content after enrollment. Individual course purchases also include access to interactive learning tools such as quizzes, exercises, and the ability to ask questions and engage with the instructor directly. Pricing is optimized for each individual course and by region.
•Subscriptions. Udemy Business offers seat-based subscription plans, including Team Plan, Enterprise Plan, and Leadership Academy, as well as the Udemy Business Pro add-on service. Udemy Business subscription plans are offered as annual and multi-year subscriptions with pricing based on volume and functionality. Individuals can purchase a monthly or annual Personal Plan subscription with access to more than 11,000 courses across hundreds of professional and personal skills. Monthly and annual Personal Plan subscription pricing vary by geography.
•Professional Services. For certain Udemy Business customers, we provide professional services that support the cohort learning experience, as well as learning architecture development and skills mapping.
Consumer
Udemy’s direct-to-consumer business is built on our global marketplace, which is a destination for high-quality and relevant courses taught by expert instructors in their respective fields. Our platform is designed to meet the needs of our audience of 69 million learners and 75,000 instructors that come to us for professional and personal skills development. Our global marketplace serves as a testing ground for content and new product features before the best are selected for inclusion in the Udemy Business portfolio. It also serves as an organic lead generation channel and allows us to test and iterate our product in real time in a way that is not disruptive to our business.
Udemy analyzes platform data to better understand learners' needs and deliver personalized recommendations for the best courses and learning paths. Learners can access content from local experts from around the world and in their preferred language. Udemy provides a comprehensive and immersive learning experience through tests, Q&As, and other interactive activities.
When subscribed to a Personal Plan, an individual will have unlimited access to the curated subscription catalog during the subscription term, including immersive learning experiences such as practice tests and coding exercises.
Udemy Business
Global organizations recognize the need for upskilling and reskilling capabilities to ensure their workforce is agile, resilient and competitive in a rapidly changing environment. Many CEOs around the world believe the need for new skills is their largest business challenge and, for employees, opportunities for development have become an important factor that determines workplace satisfaction. Hybrid work, distributed teams and the rapid pace of change mean organizations can no longer rely on in-person training alone. As a result, organizations must leverage digital and hybrid learning experiences to scale skills acquisition. Our go-to-market approach is focused on understanding our customers’ businesses and developing learning strategies so they can achieve organizational goals. We build deep, trusted customer relationships at all levels with a specific focus on the C-suite, and our engagements support upskilling and reskilling across hybrid workplaces. With our dynamic product portfolio from on-demand and immersive learning to a tailored cohort experience for leadership development, Udemy Business supports skill development at all levels of the organization. We continue to make investments in our global partner ecosystem to support direct and indirect revenue channels that help enable us to scale with agility across the global marketplace.

Udemy has curated more than 25,000 of the most highly-rated and relevant courses from its extensive content catalog on its marketplace to meet the needs of its Udemy Business customers in over 150 countries. Udemy Business features collections in 14 local languages, in addition to English. Non-English content accounts for more than 50% of the Udemy Business course collection. Local language courses are taught by native speakers with local context, making the content and learning experience more relevant and effective. These collections are a key competitive differentiator which we believe position us well as a premier learning and development provider for many global organizations that are looking to standardize on one platform.
Udemy uses a rigorous content curation process that considers enterprise customer demand, learner feedback and ratings, topic relevance, course quality, and instructor engagement on our platform, including frequency of updates and interaction with student questions. We regularly review courses in the Udemy Business catalog to ensure ratings consistently stay above a certain threshold and the topics are still relevant.
When an instructor’s course is added to the Udemy Business catalog, instructors are required to agree, subject to limited exceptions, not to offer any on-demand content, such as pre-recorded courses, on any competing platform in a way that directly competes with or impairs the sales of such content on our platform. This exclusivity clause remains in effect for so long as an instructor’s content is included in the Udemy Business catalog, and we may continue to include content in the Udemy Business catalog for up to 12 months after an instructor elects to opt out. We believe these exclusivity arrangements increase the value of our offerings by increasing the amount of unique content on Udemy and helping maintain our robust roster of expert instructors.
Udemy Business subscription plans include on-demand access to the curated course library, analytics, and learning path management. Contracts are licensed on an annual or multi-year basis, and pricing is determined on a per seat basis, with volume discounts. Udemy Business offers subscription plans, including Team Plan, Enterprise Plan, and Leadership Academy, as well as the Udemy Business Pro add-on service.
•Team Plan. Teams of up to 20 people can purchase Team Plan, which is a self-serve, subscription service. Team Plan is designed for teams or organizations who are in need of on-demand learning and development at work to develop new skills, reskill and upskill, which drives retention and increases productivity in a cost-effective manner. With a subscription to Team Plan, subscribers get access to a selection of courses included in the Udemy Business catalog, certification prep for more than 200 exams, practice tests, AI-powered coding exercises, goal-focused recommendations and analytics. Team Plan is offered as an annual subscription of $360 USD per seat, per year.
•Enterprise Plan. Organizations can purchase Enterprise Plan, which offers a vast catalog of more than 25,000 high-quality courses. Enterprise plan includes the same features as Team Plan, but also includes additional features such as a dedicated customer success team, 14 non-English course collections, customizable content, and advanced analytics. Using the product’s reporting and analytics tools, organizations can easily view engagement, user activity, and skill insights to assess Return on Investment, or ROI. Enterprise plans are offered as annual and multi-year subscriptions with pricing based on volume and functionality.
•Udemy Business Pro. Available as an add-on to any Udemy Business enterprise license, Udemy Business Pro provides a deeper, immersive learning experience with assessments, labs and workspaces and pre-built learning paths that accelerate skill development across key roles in information technology, software engineering, and data & analytics. Pricing is based on contract length and number of seats.
•Leadership Academy. Organizations looking to build leadership capabilities can purchase our cohort-based leadership development platform, which enables teams to learn together through an instructor-led learning experience in a hybrid, scalable experience that can be tailored for each customer’s organizational needs. Subscription pricing for this offering is based on cohort volume and functionality.
Udemy generates Udemy Business customer leads through its go-to-market sales team, lead generation marketing, reselling and co-selling partnerships and from the direct-to-consumer marketplace. We have a proven land-and-expand strategy. Once Udemy has landed a customer, we work closely with the organization to understand their desired business outcomes and help them to achieve their goals. Over time, we have been successful in retaining and expanding our customer relationships.

Customer success and expansion
The success of our customers is a focal point for Udemy, as most global companies are currently experiencing massive organizational change and are looking for an experienced and knowledgeable partner to help them achieve their desired business outcomes. Companies around the world are preparing for a talent and workforce transformation, which is the process of developing the employees’ skill set to keep up with the ever-changing needs of the business. Our customer success teams partner with leaders of organizations to develop learning strategies to achieve their corporate objectives and to give learners guidance to help them develop and foster a culture of continuous learning.
With under 10% penetration of total available seats for Udemy Business’ customers, our opportunity within our existing customer base is significant. Our land-and-expand strategy is an investment in building long-term, high ROI relationships with our customers. Our teams work closely with customers during onboarding to understand the company's business objectives and partner with the leaders in the organization to develop programs tied to driving business results. We ensure that all of those programs support the right learning outcomes and then we focus on driving seat expansion.
Our Customer Success organization is structured to support our customer base as it scales. Based on the nature of our customers, we support them using one of the following three models:
•Self-serve. Fully digital experience for organizations purchasing our Team plan supported by product functionality and customer marketing.
•Scaled. Blended customer experience for Enterprise customers with less than 100 seats where we leverage technology and automation to create a personalized customer journey, and we have teams of customer success members that will engage with our customers throughout the customer journey.
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
Our ability to attract, retain and expand revenue from our Udemy Business customers is demonstrated by our Net Dollar Retention Rate (“NDRR”). As of December 31, 2023, Udemy Business NDRR was 106%, and NDRR for Udemy Business customers with at least 1,000 employees, or Udemy Business Large Customer NDRR, was 113%. This level of retention demonstrates the potential for consistent expanded growth within the existing Udemy Business customer base. To date, customer expansion has been primarily driven by seat expansion, although new product adoption, such as Leadership Academy and Udemy Business Pro, is becoming a more meaningful driver.
Partnerships
Partnerships are a key element of Udemy’s long-term growth strategy. Udemy’s partnerships aim to drive growth across both our consumer and Udemy Business offerings, and we center our efforts on three key pillars: global expansion, extending reach and meeting our business customers in their flow of work.

Udemy has a global focus in all partnerships. We have a differentiated localized content catalog across a wide set of regions. Combined with our go-to-market and Customer Success approach, we increase our speed to market and local penetration by partnering with regional resell and co-sell partners to connect customers with Udemy Business in their local language. In some cases where we do not have localized content, we implement our high-touch partnership model to leverage a key local brand to help develop our content catalog and to establish a local language version of Udemy Business once the catalog meets our high-quality criteria. In 2023, more than 60% of Udemy Business revenue in the Asia Pacific region was driven by partnerships with Benesse in Japan, Woongjin ThinkBig in South Korea, Sanjieke in China and FUNiX in Vietnam. These highly selective partnerships must meet stringent criteria.
In addition to our global focus, Udemy seeks to forge relationships that either extend our marketing reach or the capabilities and reach of our sales go-to-market. Through relationships with key brands and regional leaders that have reach and scale in their own right, we are able to increase the awareness and adoption of our offerings.
Additionally, customers need data integrations in order to assess ROI, adoption and other key metrics. Udemy’s open nature, platform services focus and APIs, enables us to build a robust integration ecosystem that supports our customers’ ability to get the most out of their software investments and investments in learning.
Finally, a critical part of Udemy’s success requires that we work with partners to enable our users to access Udemy Business content in their flow of work. To support this, Udemy Business can be integrated into various Learning Management Systems (“LMS”) and Learning Experience Platforms (“LXP”).
Our growth strategies
We are pursuing the following strategies to generate long-term sustainable growth for our business:
Increase Udemy Business penetration through a land-and-expand strategy. Our strategy focuses on acquiring new customers and efficiently growing our relationships with existing customers. Historically, we have expanded from individual to team to multi-department and company-wide sales as Udemy Business’s value is proven and customers identify additional use cases. With under 10% of total available seats contracted in our customer base as of the end of 2023, we see a large opportunity for growth. We have developed a strong outbound lead-generation process with effective account-based marketing operations, allowing us to target, develop and nurture key accounts in large organizations.
Continue international expansion and localization. Udemy is accessible in more than 180 countries with courses in 75 languages. As the content catalog expands in each country, we typically invest in additional growth levers such as local payment methods, local currency pricing and local marketing. These investments drive higher traffic, enrollments and revenue for our direct-to-consumer business, as well as leads for Udemy Business. Once we reach a steady volume of leads to Udemy Business, we build local go-to-market sales teams to help grow and expand our customer base. We also may partner with local companies. We believe this international playbook will continue to allow us to build a targeted list of countries in which we anticipate we will expand with a high likelihood of success.
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
Launch innovative products that drive measurable learning outcomes and increased retention. We are investing in the platform and leveraging technology such as generative AI to:
•drive increased measurable learner outcomes;
•deliver more personalized learning experiences;
•improve our instructors’ ability to create additional modalities and hands-on learning experiences; and
•improve our ability to support organizations and their need to upskill and reskill their workforces efficiently, including leadership needs and cohort-based offerings.

Increase overall Udemy brand awareness. We are continuing to invest in growing brand awareness globally. Udemy’s brand awareness is relatively low, representing a significant opportunity, and this is consistent with the category as a whole. Our brand marketing is designed to increase awareness of Udemy through online and offline campaigns that drive media coverage, social sharing and more word-of-mouth virality. Investments in our brand enable us to drive long-term growth by attracting new learners to our platform and keeping existing learners engaged.
Optimize business model and pricing. Our machine-learning pricing optimization approach is designed to make it easy and accessible for learners to purchase courses, which drives instructor earnings, thereby increasing incentives for instructors to supply more courses. We are continuing to invest in our machine-learning pricing algorithms to determine the optimal price we charge for our courses in our marketplace on a per-country basis, taking into account dozens of course characteristics, including category of content, hours of content, course rating and popularity.
Pursue strategic acquisitions. We will consider acquisitions that expand our international footprint and/or to acquire innovative technology that expands the immersive learning experiences we offer, with the goal of improving learner outcomes and ultimately increasing new customer acquisition and retention.
Competition
The market for developing skills is rapidly growing and highly fragmented, but is not well-suited to address the growing need for people to develop skills, reskill and upskill since the landscape is continuously evolving. Participants in this market can include corporate training offerings, direct-to-consumer training offerings, specialized content training offerings, and providers of online free resources. We compete for individual learners, Udemy Business customers and instructors on the following basis:
Learners: We compete for learners based on our course catalog, instructors, learning tools and localization. We believe that we are positioned favorably because of our ability to attract instructors and support them with data and insights to create new, and regularly refreshed high-quality content.
Udemy Business customers: We compete for customers based on our high-quality, engaging and relevant content, the breadth and depth of that content across the full range of core business functions and advanced product features that optimize self-paced learning and enable organizations to effectively drive programmatic learning. We believe that we are positioned favorably because of the synergies between our consumer and enterprise businesses, and the strategic relationships we form with our enterprise customers that help them drive engagement in their learning programs and, in turn, business outcomes like employee retention and corporate productivity.
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
Our competitive advantages
The traditional publisher model used by some competitors can be slow moving and reactive. Other niche marketplace models cannot effectively serve the enterprise learner who needs to develop both hard and soft skills. Udemy’s platform, in contrast, offers a comprehensive suite of skills development content required to support learners and organizations in achieving their goals and outcomes. We believe our operating model benefits from several competitive advantages:
Comprehensive global course catalog. We provide access to over 220,000 courses, including over 90,000 non-English language courses. This extensive library covers a broad range of topics, including technical skills, business and soft skills, and personal development. Many of our competitors specialize in a specific category, which is not effective for companies and their employees that require a blend of technical, business and soft skills. We have effectively built a creator platform that allows instructors to develop content on virtually any topic, while having the flexibility to update courses as they incorporate feedback from millions of learners around the world. On average, our instructors publish more than 5,000 courses a month on our platform.

High-quality, relevant and up-to-date content. Udemy’s differentiated feedback loop between learners and instructors ensures that we are able to maintain the high-quality courses to meet the needs of learners. Our marketplace model motivates instructors to provide relevant content to learners quickly, whether by being first to address in-demand topics, refreshing existing topics, or finding new and better ways to serve the learner community on existing topics. We believe this incentive model helps drive our instructors to update their courses at a much higher rate than courses offered via a traditional publisher model. Rather than being subject to the “top down” review cycle of multiple editors inherent to traditional publishing, our model removes these publisher barriers to enable a flywheel of instructor content creation, engagement, and continuous content optimization. This continuously updated content, along with personalized recommendations and advanced search capabilities, presents a better value proposition for learners who benefit from accessing the most up-to-date, high-quality content that is relevant to them. Our marketplace model allows us to provide the freshest technical content that is able to keep up with the pace of innovation, providing the content needed to support organizations undergoing digital transformation efforts. We also regularly remove courses that fall below our ratings guidelines or are receiving limited engagement from learners.
Global instructor network. Udemy has a network of 75,000 global instructors. Instructors come to Udemy because of our scale. Our massive audience provides us with a significant amount of learner data and incentive for instructors to come to our platform. Tens of thousands of instructors have created hundreds of thousands of courses to serve tens of millions of global learners. Udemy offers a clear advantage to instructors who want to ensure they offer the freshest, most relevant tech skills content. The ability to quickly create and post fresh content helps instructors attract more learners and generate more earnings. On average, courses are updated five times per year by top instructors on Udemy. In 2023, our instructors earned $208.2 million and published an average of more than 5,000 courses per month.
Global distribution and reach. Our platform connects individual learners and enterprise customers with instructors across the world. In 2023, 60% of our revenue was generated outside of North America, and more than 85% of marketplace traffic originated from outside of the United States. We have courses in 75 languages on our marketplace and have Udemy Business customers in more than 150 countries. As learners and organizations in a new geography begin to engage with us, we then have the opportunity to quickly and efficiently expand our global footprint by focusing our marketing, advertising, pricing, and language customization resources and expanding our payment options, which allows us to grow our base of individual learners and enterprises and attract new instructors who create native language courses. For Udemy Business, we have courses in English and 14 other local languages. Having local language experts creating locally relevant content is a key differentiator for Udemy.
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
Powerful data insights and analytics. With an average of 34 million monthly unique visitors during 2023, over 137 million cumulative course enrollments, and more than 13 billion cumulative minutes of learning, we believe that the volume of the data our platform collects provides meaningful insights into the behaviors and evolving needs of organizations, learners and instructors. We leverage that data to provide personalized course recommendations and learning paths. We also analyze enrollment data, market insights and feedback from learners to identify needed skills or new topics of focus within our content catalog and share this information with our instructors so they can continuously improve their course offerings in real time.
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

Our technology and research and development
Udemy’s technology features a modern architecture designed to support our continued growth at scale and to deliver on our mission. We leverage AI and machine learning to enhance learner personalization, increase conversion and support customer retention. Our global distribution platform enables learners, instructors and organizations around the world to achieve their goals and desired outcomes. We aim to provide world-class experiences for all learners by focusing on the following pillars:
Scaled integrated platform. Our massive and growing network of instructors, learners and organizations enables us to create significant value for all customers. Our instructors create fresh, relevant content for our learners and organizations, including immersive learning experiences. Instructors are able to monetize their knowledge and receive learner feedback on their content. That data and insights allow us to experiment and iterate on our product. Organizations are empowered to upskill and reskill employees with our learning content. Udemy leverages generative AI to enable more personalized learning experiences and provides valuable data and strategic insights related to employee’s learning trends, skills acquisition and progress toward goals.
Comprehensive learning. Udemy’s platform is designed to support learners throughout their journey as they develop skills needed to achieve their professional goals and receive validation of skills proficiency through badges and certification. We provide personalized and guided skill-based learning experiences, including videos, reading tutorials, hands-on practice and assessments. Learners can focus on career and occupational areas of their choice. Udemy produces curated learning paths focused on key domains and skill sets. We also allow organizations to author their own custom learning paths. These are customized to the organization-specific upskilling and reskilling objectives.
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
Powerful data. We leverage a wealth of data to drive customer outcomes. Our differentiated learner feedback loops help improve instructor outcomes by sharing insights on where the market opportunities are and how they can enhance their teaching capabilities. For learners, our marketplace unlocks valuable data for personalized recommendations. This helps learners know the skills needed to achieve their goals, including demonstration of skills proficiency through badging and certification. And for organizations, we are able to share powerful insights to help them achieve their goals and assess ROI. Our platform’s ability to provide a personalized experience is further enhanced by the machine learning methodologies used to develop the algorithms included in our technology, which allow us to personalize each learner’s experience continuously and automatically. We regularly run tests to determine which product features, course recommendations, prices, and messaging will drive the best outcomes.
Pricing optimization. Our machine-learning pricing optimization approach is designed to make it easy and accessible for learners to purchase courses, which drives instructor earnings, thereby increasing incentives for instructors to supply more courses. We have built a global pricing engine that allows anyone to have access to our products at prices adjusted to the local purchase power parity in the local currency and using payment methods they are familiar with. This powers the global dynamics of our marketplace, promoting strong learner conversion that fuels Udemy’s global pipeline. We routinely adjust our algorithm to attain prices based on a variety of factors, with an ultimate goal of increasing conversion to paid enrollment. These algorithms use dozens of course characteristics, such as content category, length of course, average course rating, and topic popularity to determine the most effective price for each course on a per country basis.
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
Our market opportunity
Before 2020, the majority of corporate training occurred offline. With the increase of internet connectivity, technological advances, work-from-home flexibility and interactive tools at a low cost, we expect to see a continued acceleration of the shift from offline to online. We believe that online education is well-positioned to address the scalability and affordability limitations that offline education presents.
Based on data from Arizton, the market opportunity in online learning was estimated to be $180 billion in 2022. We calculate this estimate by aggregating the global corporate opportunity of $78 billion and the global e-learning opportunity of $102 billion, including government, vocation and higher-education. We believe that market opportunity could grow to $380 billion by 2028. Within that, the global corporate opportunity is expected to grow to $183 billion by 2028, or at a 15% compound annual growth rate, or CAGR.
There are several macro trends that are driving this growth, specifically the increasing shift of organizations around the world to skills-based talent management practices and the rapid development of digital transformation as more professional jobs are impacted by generative AI, automation and technology. In addition, there is a growing need to offer cost-effective, flexible and personalized training to allow employees to learn at their own pace as more companies offer remote positions and strive to create a culture of continuous learning.
Our sales and marketing approach
We have built a data and technology-driven marketing engine that allows us to acquire learners across the globe efficiently. We have integrated our data flows with key marketing platforms to make near real-time decisions on bidding and targeting. We have also developed predictive lifetime value models that allow us to identify and acquire the most valuable learners. This engine allows us to be in control of our cost of acquisition, to grow customer lifetime values and manage our budgets to hit our ROI goals, while being flexible to adapt in real time to external trends and factors.
Our marketing strategy focuses on brand and performance marketing, strategic partnerships and lifecycle monetization. Brand marketing increases awareness while performance marketing drives incremental traffic among potential learners. For example, we entered into a multi-year partnership, beginning in 2024, with McLaren Racing to become their Official Learning and Skills Partner and to build brand awareness among McLaren’s global fan base while showing the power of bringing a skills focus to the workplace.
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
We have 24,000 free courses available on our consumer marketplace. These free courses represent an important entry point for learners to experience our platform, driving cost-effective top of the funnel engagement for both consumer and Udemy Business leads. Once learners interact with our platform, our machine-learning algorithms recommend courses for learners to purchase based on topic, quality, instructor rating, number of enrollments, learner’s country of origin and more. The algorithms help us drive customer conversion, maximizing revenue while offering the best experience and value to learners.
With less than 15% of Udemy's traffic coming from the U.S., we are focused on ensuring that our marketing speaks to local audiences. Our design communications and production capabilities allow us to produce creatives that, while anchored on our global brand, also adapt to the cultural norms of the countries we advertise in. We leverage our global infrastructure to produce assets at scale and work with local language experts and native marketers to make the necessary adaptations for each country.

Go-to-market strategy
We sell to our Udemy Business customers both directly, through our sales teams, and indirectly, through third-party channels. Our Customer Success team engages pre-sale, ensuring that we understand the business objectives of that potential customer. Once an organization signs on, our Customer Success team partners closely with that organization to track progress toward business outcomes and determine opportunities for increasing adoption and usage. As we expand to new regions and countries, we first market to organizations to generate brand awareness and interest in our Udemy Business offering, and then our sales team identifies and engages with potential customers.
Seasonality
Historically, we have received a higher volume of orders from new and existing Udemy Business customers in the fourth quarter of each year as a result of industry buying patterns. We recognize revenues from Udemy Business subscription bookings over the life of the contract. We also have traditionally seen increased bookings in the Consumer segment as the result of various holiday promotions offered in the fourth quarter. We recognize revenue for consumer individual course purchases over an estimated service period of four months, while revenue for consumer subscriptions is recognized over the corresponding subscription term. As a result of these recognition practices, the quarter in which we generate the highest bookings may be different from the quarter in which we recognize the highest amount of net revenue, and our sequential growth in remaining performance obligations has historically been highest in the fourth quarter of each year. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Intellectual property
Our business depends on our intellectual property, the protection of which is critical to our success. We rely on a combination of intellectual property rights, including patents, trade secrets, trade dress, domain names, copyrights and trademarks to protect our competitive advantage.
As of December 31, 2023, we held 16 registered trademarks in the United States and 39 registered trademarks in foreign jurisdictions, which have various expiration dates between 2024 and 2033. We also have common law rights in some trademarks and pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.udemy.com and some other variations.
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
Human capital resources
Our employees are our greatest asset. We believe we have a world-class culture with employees committed to redefining the future of work through a skills based approach and continuous learning. Udemy is establishing a blueprint for companies transitioning to skills-based talent management and hiring practices, which we can share with our Udemy Business customers. In addition, we invest in areas to help us attract and retain top talent that support our core values. These include investments in sustainability, diversity, equity and inclusion, competitive total rewards, benefits and our distributed and flexible workforce.
In recognition of our commitment to equal pay irrespective of gender, we received the Fair Pay Workplace certification in 2022. This certificate was a testament to our equity focused pay practices following an independent evaluation of our equity-focused pay practices, methods, strategies and action plan. Upholding pay transparency and equity remains a steadfast commitment in our organizational operations as we maintained our certification in 2023 and look forward to enhancing our practices in future.

We are proud of our internal focus on learning and development and leverage the Udemy Business platform to drive upskilling and career growth within our organization. “Always Learning” is a key value for our company. We hold regular “Drop Everything and Learn” hours to provide employees with dedicated time they can use to learn professional or personal skills offered on our platform. Due to these efforts, 95% of employees spent time learning on our platform during the fiscal year ended December 31, 2023. Employees from around the globe participated in our Leader Development programs, including MentorU, Udemy Manager, Invested Leader and Leadership Coaching. We had over 1,500 downloads of our Team Toolkit for Learning Essential Generative AI Skills designed and piloted by our team, which is just one example of how we are leading the transformation to a skills-based organization.
Our mission-driven approach to make skills development accessible to learners around the world helps drive recruitment to our team. We are committed to improving balanced representation across the company. Currently, 45% of our global workforce, 38% of our senior leadership, and 27% of our technical workforce identify as women as of December 31, 2023. One percent of our employees identified as non-binary or chose not to disclose their gender. On our board of directors, two out of seven members identify as women and one identifies as non-binary. Our balanced sourcing approach includes active partnerships with organizations like Black Women in Tech, Project One, Power to Fly, AfroTech, and Lesbians Who Tech among others. Our benefits reflect the diversity of our workforce. In addition to competitive health and retirement benefits, we offer WholeU benefits, a comprehensive suite to care for employees’ emotional, physical, and financial well being.
As of December 31, 2023, we had 1,443 full-time employees. In February 2023, Udemy announced a reduction in force of approximately 10% due to macroeconomic conditions and to further streamline our operations and cost structure. None of our employees are represented by unions. We consider the relationship with our employees to be strong and have not experienced interruptions of operations due to labor disagreements.
Environmental, social, and governance (ESG)
At Udemy, we believe that anyone can build the life they imagine by gaining access to the knowledge and skills they need to succeed in an ever-changing world. We encourage innovation, creativity, passion, and teamwork, and we strive to create a better world for all stakeholders including learners, instructors, customers, employees, our communities, and our investors. We recognize that Environmental Social and Governance, or ESG, work is critical to our brand, reputation, learners, instructors, and employees.
During the fiscal year ended December 31, 2023, Udemy implemented new programs and policies covering Human Rights, Supplier Diversity and Ethical Sourcing, Political Contributions and Lobbying, and Advertising. Our efforts are recognized by the ESG rating agency Sustainalytics/Morningstar, which rated Udemy in the top percentile of the Internet Software and Services Sub-industry category for the third year in a row.
ESG is a fast-growing learning category for enterprises globally, and currently ESG is the second trending learning topic for Udemy Business. In 2023 over 55,000 learners accessed ESG-related courses and completed over 120 thousand hours of learning, which we believe underscores the broader societal benefits of Udemy’s content collections.
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
We incurred net losses of $107.3 million, $153.9 million, and $80.0 million during the fiscal years ended December 31, 2023, 2022, and 2021 respectively, and, as of December 31, 2023, we had an accumulated deficit of $719.7 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
•the effects of natural or man-made catastrophic events, including wars and other armed conflicts, such as Russia’s invasion of Ukraine, and the conflict between Israel and Hamas in Gaza;
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. We are expanding our platform, using generative AI, to improve our instructors’ ability create additional modalities and hands-on learning experiences. As of December 31, 2023, we had relationships with 75,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. For example, we recently announced a change in our revenue share model with instructors, which became effective at the beginning of 2024, which could cause some instructors to unpublish content or leave the Udemy platform. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 58%, 50%, and 36% of total revenue during the fiscal years ended December 31, 2023, 2022, and 2021, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
We operate in a highly competitive market, and we may not be able to compete successfully against current and future competitors.
We operate in a highly competitive environment, as the market for online learning is relatively new, fragmented, and rapidly evolving, with limited barriers to entry. We compete for learners, enterprise customers, and instructors:
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
•changes in pricing policies and terms offered by our competitors or by us, including for example the change in our revenue share with instructors that became effective at the beginning of 2024;
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
We have in the past, and expect that we may in the future, need to change our pricing model or target contract length from time to time. As the market for our learning platform develops, as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new learners or UB customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we develop and roll out new products, such as Personal Plan (our consumer subscription model), or improve existing ones, we will need to develop pricing and contract models for these products that appeal to consumer learners over time, and we may not be successful in doing so. Pricing and contract length decisions may also impact the mix of adoption among our offerings and negatively impact our overall revenue. Competition may also require us to make substantial price concessions. Moreover, our pricing model and methodology has been, and may in the future become, subject to legal challenge under applicable federal or state laws, regulations, and guidelines relating to promotional pricing practices. Our results of operations may be adversely affected by any of the foregoing, and we may have increased difficulty achieving or maintaining profitability.
Failure to effectively leverage our strategic partnerships to market and sell our products could impact our ability to increase brand awareness and grow our revenue.
We rely on strategic partners, including resellers, for certain sales and marketing efforts. We plan to continue to establish and maintain similar strategic relationships, and we expect these partners to become an increasingly important aspect of our business. Identifying partners and negotiating terms with them requires significant time and resources, and we are dependent on our ability to negotiate terms that are favorable to us and provide sufficient incentives for our partners to promote our products. In addition, we have granted exclusivity to resellers in certain geographies, such as Japan, and so we are entirely dependent on the sales efforts of our resellers in those regions. We also recently announced our strategic partnership with McLaren Racing to build our brand awareness among McLaren Racing’s fan base. If our partners do no not effectively sell or market our products, choose to promote our competitors’ products or otherwise choose not to devote sufficient efforts to our business, our ability to grow our revenue may be impaired, and our results of operations may suffer.
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
We generated 60%, 59%, and 61% of revenue outside of North America during the fiscal years ended December 31, 2023, 2022, and 2021, respectively. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
•political, social, and economic instability abroad, wars and other armed conflicts, terrorist attacks, and security concerns in general, including Russia’s invasion of Ukraine and the conflict between Israel and Hamas in Gaza;
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

Our sales to government clients expose us to additional risks.

We derive a portion of our revenue from sales to US federal, state and local governmental agencies, as well as foreign governments and agencies. Government demand for our offerings may be impacted by government shutdowns, public sector budgetary cycles, contracting requirements, and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and subscriptions. Some agreements may allow a government to terminate without cause and provide for higher liability limits for certain losses.

In addition, as a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts, which affect how we do business with government agencies. As a result of actual or perceived noncompliance with these laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations, which may prove costly to our business, divert management time, or limit our ability to continue selling our products and services to our government customers. Any violation of government contracting laws and regulations or contract terms could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines, treble damages, and suspension from future government contracting. Also, engaging in sales activities to foreign governments introduces additional compliance risks specific to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. All these factors add further risk to business conducted with these customers.
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
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Regulators, investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. If our ESG practices and reporting do not meet investor, customer, or employee expectations, which continue to evolve, our brand, reputation, and learner, instructor, and UB customer retention may be negatively impacted. We also expect to incur additional costs and devote additional resources to monitor, report and implement various ESG practices, including as a result of regulatory developments.
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

For example, the E.U. General Data Protection Regulation (“GDPR”) has resulted and will continue to result in significantly greater compliance burdens and costs for companies like ours. The GDPR regulates our collection, control, sharing, use, disclosure, and other processing of personal data of individuals in the E. U. Actual or alleged failure to comply with the GDPR may result in fines of up to 20 million euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages, injunctive relief, or regulatory orders adversely impacting our processing of personal data.
The United Kingdom maintains a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up to 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law is subject to uncertainty. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, generally permitting personal data transfers from the European Economic Area (the “EEA”) to the United Kingdom. This adequacy determination must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how United Kingdom data protection laws or regulations may develop nor the effects of divergent laws and guidance, including those relating to data transfers. Changes with respect to any of these matters may lead to additional costs and increase our risk exposure.
Additionally, we are or may become subject to laws, rules, and regulations regarding cross-border transfers of personal data, including transfers of personal data outside the EEA, Switzerland and the United Kingdom. Recent developments have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other jurisdictions. In 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA. The CJEU also noted that standard contractual clauses (approved by the European Commission as an adequate personal data transfer mechanism) may not necessarily be relied upon in all circumstances. In addition to other mechanisms, in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). The European Commission and the United Kingdom’s Information Commissioner’s Office have published new standard contractual clauses that are required to be implemented.
Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”) was created as a successor to the Privacy Shield. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the EU-U.S. DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”), is available for companies as a lawful transfer mechanism for personal data transfers to the U.S. from the EEA and UK. The Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”) also has been established, but has not yet been granted an adequacy decision by the Swiss Federal Data Protection and Information Commissioner. We have self-certified to the EU-U.S. DPF, the UK DPF Extension, and the Swiss-U.S. DPF. The EU-U.S. DPF already has been the subject of legal challenge, however, and more generally, these frameworks may be subject to legal challenges from privacy advocacy groups or others. Additionally, the European Commission's adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.
The California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, among other things, requires covered companies to provide specified disclosures to California consumers and affords such consumers the ability to opt out of certain types of data sharing and sales. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”). As of January 1, 2023, the CPRA expanded the CCPA with additional requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the law. Several states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA and CPRA that have taken effect or will take effect in coming years, creating the potential for a patchwork of overlapping but different state laws and for a trend of increasingly stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations. In addition, the Personal Information Protection Law, or PIPL, went into effect in the People’s Republic of China (the “PRC”) on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to PRC citizens. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. Aspects of the interpretation and enforcement of the CCPA, as amended by CPRA, and other evolving federal, state, and foreign laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, protection, and other processing of certain types of data are subject to varying enforcement and new and changing interpretations by courts, and may impose different or inconsistent obligations. These laws or regulations, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations, that require enhanced protection of certain data or new obligations, could greatly increase the cost of providing our platform, require significant changes to our data processing practices and other aspects of our operations, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
Additionally, we have incurred, and may continue to incur, significant expenses in efforts to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. We may be subject us to investigation or enforcement actions by regulators if our statements, policies or practices relating to privacy, data protection, or cybersecurity are alleged to be deficient, lacking transparency, deceptive, unfair, or misrepresentative. We are also bound by contractual obligations related to our collection, use, disclosure, protection, and other processing of personal data and other types of data. Our efforts to comply with such obligations may not be successful or may have other negative consequences. With laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity imposing new and relatively burdensome obligations and with uncertainty over their interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in efforts to do so. Despite our efforts, our interpretations of the law or our practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Any actual or perceived failure, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, cybersecurity, or data processing, or any compromise of security that results in unauthorized access to, or use or release of data relating to learners, instructors, or other individuals could damage our reputation, discourage new and existing learners, instructors, and UB customers from using our platform, and could result in investigations, or other proceedings by governmental agencies, private claims and litigation, and fines, penalties, and other liabilities, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, concerns relating to privacy, data protection, or cybersecurity, whether or not valid, may harm our reputation and brand adversely affect our business, financial condition, and operating results.
A cybersecurity attack or other security breach or incident could delay or interrupt service to our learners, instructors, and UB customers, harm our reputation or subject us to significant liability.
Our platform involves the processing of significant amounts of data relating to learners, instructors, and UB customers interacting with our platform, including personal data and personal information. Additionally, we collect and store certain sensitive and proprietary information, and personal information, in the operation of our business, including trade secrets, intellectual property, employee data, and other confidential data.
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

While we have taken measures to protect our own proprietary and confidential information, as well as the personal data and confidential information that we otherwise process, and measures to protect our platform, we, our third-party service providers, and the networks and systems used in our business, including those of third-party service providers, have been subject to, and we, our service providers and our platform may in the future may be subject to, cybersecurity attacks or other security breaches or incidents. Cybersecurity attacks may take the form of denial of service attacks, attacks using ransomware or other malware, or other attacks, and can come from individual hackers, criminal groups, and state-sponsored organizations. These sources have used artificial intelligence and machine learning to launch more automated, targeted and sophisticated attacks against targets. They can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to data, and we and our platform otherwise may be subject to security breaches and incidents resulting from employee or contractor error or malfeasance. We may be more susceptible to cyberattacks and other security breaches and other security incidents while many of our employees work remotely, because we have less ability to implement, monitor, and enforce our information security and data protection policies.
More generally, we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms, and other procedures of ourselves or our third-party service providers are or will be adequate to prevent network and service interruption, system failure or loss, corruption, or unauthorized access to, or disclosure, acquisition, unavailability, destruction, or other processing of, data, including personal data and other sensitive information that we or they process or maintain. Moreover, our platform could be breached or disrupted if vulnerabilities in our platform are exploited by unauthorized third parties. Techniques used to obtain unauthorized access change frequently and the volumes of cybersecurity attacks and of security breaches and incidents generally are increasing. We and our third-party service providers may be unable to implement adequate preventative measures or stop any attacks while they are occurring. A cybersecurity attack or security breach or incident could delay, disrupt or interrupt our platform and services and may deter learners, instructors, or organizations from using our platform, and we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident. In addition, any actual or perceived cybersecurity attack or security breach or incident could damage our reputation and brand, expose us to a risk of claims, litigation, regulatory investigations or other proceedings and possible fines, penalties, or other liability and require us to expend significant capital and other resources. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Any disclosures relating to an actual or perceived cyberattack or other security breach or incident suffered by us or any of our third-party service providers could lead to negative publicity and any such disclosures, or any belief that a cybersecurity attack, or a security breach or incident, has impacted us, our platform, or our service providers may cause our learners, instructors, or UB customers to lose confidence in the security of our platform and the effectiveness of the cybersecurity measures we and our service providers utilize.
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
Policing unauthorized use of our intellectual property and misappropriation of our technology and trade secrets is difficult and we may not always be aware of such unauthorized use or misappropriation. Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, copy, or otherwise obtain and market or distribute our technology or otherwise develop services with the same or similar functionality as our platform. If our competitors infringe, misappropriate, or otherwise violate our intellectual property rights and we are not able to enforce our rights, or if our competitors are able to develop a platform with the same or similar functionality as ours without infringing our intellectual property, our competitive advantage and results of operations could be harmed. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement by our competitors but may choose not to bring litigation to protect our intellectual property rights due to the cost, time, and distraction of bringing such litigation. Furthermore, if we do decide to bring litigation, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services, and technology or the enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our platform, prevent or delay introductions of new or enhanced solutions, result in us substituting inferior or more costly technologies into our platform, or injure our reputation. Furthermore, many of our current and potential competitors may have the ability to dedicate substantially greater resources to developing and protecting their technology or intellectual property rights than we do.

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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and federal tax credit carryforwards to offset its post-change taxable income, or reduce its federal income tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Certain of our gross U.S. federal NOLs are subject to this limitation as a result of these ownership changes, and if it is determined that we have experienced additional ownership changes, including as a result of our Initial Public Offering (“IPO”), future transactions in our stock, some of which are outside our control, or both, our ability to use our NOLs and federal tax credit carryforwards to reduce future taxable income and tax liabilities may be further limited. Similar limitations may apply under state tax laws.
Our results of operations, which we report in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the fiscal year ended December 31, 2023, 29% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies may cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from wars and other armed conflicts, such as Russia’s invasion of Ukraine and the conflict between Israel and Hamas in Gaza, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, natural disasters, or responses to these events.
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
As of December 31, 2023, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 43% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
We cannot guarantee that our stock repurchase program will be fully implemented or that they will enhance long-term stockholder value.

On February 14, 2024, our board of directors authorized a share repurchase program under which we may repurchase up to $100 million of our common stock, subject to certain limitations. We plan to fund repurchases under this program with existing cash and cash equivalents. Under the program, share repurchases may be made at our discretion from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The timing and amount of repurchases under the program will be determined by our management based on its evaluation of market conditions and other factors. Our board of directors may review the program periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 7 of this Annual Report on Form 10-K for additional information.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are subject to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Vice President of Information Technology (“VP of IT”), who reports to our Chief Financial Officer, and our Vice President, Engineering Infrastructure & Security (“VP of Engineering”), who reports to our Chief Technology Officer, to manage the risk assessment and mitigation process. Our VP of IT and our VP of Engineering each have over 20 years of industry experience, including serving in similar roles overseeing cybersecurity programs at other companies. In addition, our VP of Engineering has been a Certified Information Systems Security Professional (CISSP), a Certified Information Security Manager (CISM) and has been Certified in Risk and Information Systems Control (CRISC) for over a decade.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our Legal, Information Security, and Information Technology Departments and management. Personnel at all levels and departments are made aware of our cybersecurity policies through required trainings.
We engage outside consultants in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require third-party service providers to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” including the risk factor entitled “Risks related to technology, privacy, and cybersecurity: A cybersecurity attack or other security breach or incident could delay or interrupt service to our learners, instructors, and UB customers, harm our reputation or subject us to significant liability” in this annual report on Form 10-K.
Governance
Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in risk oversight. The Audit Committee directly assists the Board in its oversight of cybersecurity risk. The Audit Committee receives updates at least twice a year from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, control maturity assessments, and relevant internal and industry cybersecurity incidents.
Our VP of IT, our VP of Engineering and our Risk Committee, consisting of our executive leadership team, are responsible for overseeing our cybersecurity risk management processes. The processes by which our VP of IT, our VP of Engineering and our Risk Committee are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes direct engagement with the security team by our VP of IT and VP of Engineering, as well as our incident reporting process. Under our incident reporting process, cybersecurity incidents are reported, and then reviewed by senior members of our information security, internal audit and legal department, who then evaluate and, if appropriate, escalate any incidents immediately to our Audit Committee.
Item 2. Properties
Our corporate headquarters, consisting of approximately 59,000 square feet of office space in San Francisco, California, is leased through October 2024. We also lease additional office space in locations around the world, including Denver, Colorado; Ankara, Turkey; and Dublin, Ireland. We maintain co-working or other short-term office spaces in Austin, Texas; Melbourne, Australia; Gurugram, India; and Istanbul, Turkey through co-working leases or similar arrangements. We believe that our facilities are suitable to meet our current needs. We anticipate that suitable additional or alternative space would be available at commercially reasonable terms for future expansion, as needed.
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
In addition, on June 6, 2023, and July 28, 2023, we were informed that several law firms threatened to file individual arbitration demands against us on behalf of approximately 20,000 alleged Udemy learners. The firms threaten claims similar to those in the class action complaint described above. We intend to vigorously defend ourselves in these matters.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information for common stock
Our common stock is traded on the Nasdaq Stock Exchange under the symbol “UDMY”. Trading of our common stock commenced on October 29, 2021 in connection with our initial public offering.
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
Stockholders
As of December 31, 2023, there were 44 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Recent sales of unregistered equity securities
None.
Issuer Purchases of Equity Securities
None.
Securities authorized for issuance under equity compensation plans
Refer to Item 8, Note 12 – Stockholders' equity for information on securities authorized for issuance.
Stock performance graph
The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index") and the Nasdaq Computer Index (“Nasdaq Computer Index”) since our IPO on October 29, 2021 through December 31, 2023, assuming an initial investment of $100. Data for the S&P 500 Index and Nasdaq Computer Index assumes reinvestment of dividends.

Comparison of Cumulative Total Return
$125
$100
$75
$50
$25
10/29/2021
12/31/2021
12/31/2022
12/31/2023
Udemy
S&P 500
Nasdaq Computer

	October 29, 2021	December 31, 2021	December 31, 2022	December 31, 2023
Udemy	$100.00	$71.05	$38.36	$53.53
S&P 500 Index	$100.00	$103.76	$83.37	$103.57
Nasdaq Computer	$100.00	$105.56	$67.79	$112.86
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
A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our prior year Form 10-K, which was filed with the SEC on February 27, 2023.
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
Udemy’s consumer marketplace has attracted 69 million learners in over 180 countries who are looking for the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. We curate the highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer effective on-demand learning for employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development. Our network of 75,000 instructors have created over 220,000 courses in 75 languages that cover a wide range of topics, including technology, business, soft skills, and personal development.
Share repurchase
On February 14, 2024, our Board of Directors approved a share repurchase program (the “Repurchase Program”) with authorization to purchase up to $100 million of Udemy common stock. We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock. We plan to fund the Repurchase Program with existing cash and cash equivalents.
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
Ability to attract and engage new learners and Udemy Business customers
To grow our business, we must attract new learners and UB customers efficiently and increase engagement on our platform over time. We acquire a substantial portion of our learners via organic channels and also use paid marketing to further enhance the growth of our learner base. Our organic channels include those outside of our paid marketing efforts, such as a Udemy brand name internet search. Once we bring new learners onto our platform, we work to create a best-in-class experience to encourage engagement and drive learning and career outcomes.
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
We view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages. Our ability to expand the instructor payment pool while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the fiscal year ended December 31, 2023.
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
For consumer single course purchases, content costs are incurred at the time of purchase. As consumer course content revenue is recognized ratably over an estimated service period of four months, consumer gross margins are lower in the period of purchase, and higher in the remaining periods of the estimated service period over which revenue is recognized. For our UB and consumer subscription offerings, content costs are incurred based on monthly subscription fees, and margins are more stable from period to period.
Cost of revenue also includes payment and mobile processing fees, costs associated with hosting digital content, employee related expenses for our customer support organization, including salaries, benefits, stock-based compensation, facilities and other expenses, depreciation of network equipment, amortization of capitalized software, amortization of vendor relationships and developed technologies acquired through business combinations, and the portion of fees paid to certain reseller partners attributable to their providing customer support services to UB customers. We expect cost of revenue to generally decrease as a percentage of revenue as we increase the percentage of revenue derived from our UB offering and decrease the instructor revenue share percentage.
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
Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, including stock-based compensation, as well as marketing and brand costs, costs related to customer and instructor acquisition, amortization of deferred contract costs, and amortization of tradenames and customer relationships acquired through business combinations. Sales and marketing expenses also consist of costs incurred for hosting and customer support services related to providing our platform to free learners. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period, depending on the timing of our marketing activities, but generally expect this percentage to decrease over the long term.

Research and development
Our research and development expenses consist primarily of personnel-related costs, including stock-based compensation, and costs related to the ongoing management, maintenance, and expansion of features and services offered on our platform. Research and development costs also include contracted services, supplies, and other miscellaneous expenses. We believe that continued investment in our platform is important to our future growth and to maintain and attract learners to our platform. As a result, we expect research and development expenses to increase in absolute dollars. In addition, we expect research and development expenses as a percentage of revenue may vary from period to period depending on the timing of investments in our platform.
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
Interest income
Interest income consists primarily of interest income earned on our cash equivalents and short-term investments, including amortization of premiums and accretion of discounts related to our available-for-sale marketable securities, net of associated fees.
Interest expense
Interest expense consists primarily of interest expense related to certain indirect tax reserves.
Other expense, net
Other expense, net consists of foreign currency transaction gains and losses, as well as changes in the valuation of strategic investments, if any.
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Revenue	$728,937	$629,097	$515,657
Cost of revenue (1)(2)	309,598	275,320	236,024
Gross profit	419,339	353,777	279,633
Operating expenses (1)(2)
Sales and marketing	316,738	301,347	227,023
Research and development	120,335	104,556	66,107
General and administrative	93,898	99,064	64,410
Restructuring charges	10,263	—	—
Total operating expenses	541,234	504,967	357,540
Loss from operations	(121,895)	(151,190)	(77,907)
Other income (expense)
Interest income	20,670	5,548	204
Interest expense	(518)	(1,251)	(220)
Other expense, net	(1,898)	(4,696)	(920)
Total other income (expense), net	18,254	(399)	(936)
Net loss before taxes	(103,641)	(151,589)	(78,843)
Income tax provision	(3,653)	(2,286)	(1,183)
Net loss attributable to common stockholders	$(107,294)	$(153,875)	$(80,026)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.71)	$(1.09)	$(1.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	150,098,776	140,873,504	54,972,827

(1)Includes stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Cost of revenue	$7,006	$5,360	$1,623
Sales and marketing	30,859	29,054	8,637
Research and development	26,301	20,850	6,816
General and administrative	30,672	26,029	17,604
Restructuring charges	1,208	—	—
Total stock-based compensation expense	$96,046	$81,293	$34,680
(2)    Includes amortization of intangible assets as follows (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Cost of revenue	$2,900	$2,900	$1,022
Sales and marketing	1,208	1,366	481
Total amortization of intangible assets	$4,108	$4,266	$1,503
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Fiscal Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	42	44	46
Gross profit	58	56	54
Operating expenses
Sales and marketing	43	48	44
Research and development	17	17	13
General and administrative	13	15	12
Restructuring charges	1	—	—
Total operating expenses	74	80	69
Loss from operations	(16)	(24)	(15)
Other income (expense)
Interest income	3	1	—
Interest expense	—	—	—
Other expense, net	—	(1)	—
Total other income (expense), net	3	—	—
Net loss before taxes	(13)	(24)	(15)
Income tax provision	(1)	—	—
Net loss attributable to common stockholders	(14)%	(24)%	(15)%

Comparison of the fiscal year ended December 31, 2023 and 2022
Revenue

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%

Revenue	(in thousands, except percentages)
Enterprise	$420,646	$314,038	$106,608	34%
Consumer	308,291	315,059	(6,768)	(2)%
Total revenue	$728,937	$629,097	$99,840	16%
Revenue for the fiscal year ended December 31, 2023, was $728.9 million, compared to $629.1 million for the same period in the prior year, which represents an increase of $99.8 million, or 16%. For the fiscal year ended December 31, 2023, Enterprise and Consumer revenue was $420.6 million and $308.3 million, respectively, representing 58% and 42% of total revenue, respectively, compared to $314.0 million and $315.1 million, respectively, representing 50% and 50% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the fiscal year ended December 31, 2023 was primarily driven by the growth in our Enterprise segment, which was partially offset by a decrease in Consumer revenue during the same period.
For the fiscal year ended December 31, 2023, total Enterprise revenue increased by $106.6 million, or 34%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the fiscal year ended December 31, 2023, total Consumer revenue decreased by $6.8 million, or 2%, compared to the same period in the prior year. The decrease was primarily due to a decrease in revenue from single course purchases. This was partially offset by an increase in revenue from consumer subscriptions as we continue to expand the offering into new markets.
Cost of revenue, gross profit and gross margin

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$309,598	$275,320	$34,278	12%
Gross profit	419,339	353,777	65,562	19%
Gross margin	58%	56%
Cost of revenue for the fiscal year ended December 31, 2023 was $309.6 million, compared to $275.3 million for the same period in the prior year, which represents an increase of $34.3 million, or 12%. Content costs for the Enterprise and Consumer segments were $95.8 million and $113.7 million for the fiscal year ended December 31, 2023, respectively, compared to $73.7 million and $118.8 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 23% and 37%, respectively, for the fiscal year ended December 31, 2023, and 23% and 38%, respectively, for the fiscal year ended December 31, 2022.
In our Enterprise segment, customer support costs increased by $8.4 million in the fiscal year ended December 31, 2023, as compared to the same period in the prior year. This change is primarily driven by the growth in our customer support organization as well as our reseller business, in which we incur fees for reseller partners that provide customer support services. Additionally, hosting costs increased by $2.1 million, due to the expansion of our UB product offerings and consumption by UB learners. In our Consumer segment, customer support costs, hosting and platform fees, and payment processing fees were all consistent with those costs incurred the same period in the prior year. On a consolidated basis, there was an increase of $4.9 million in amortization of capitalized software and an increase of $1.6 million related to stock-based compensation expense for the fiscal year ended December 31, 2023, when compared to the same period in the prior year.

Gross margin was 58% for the fiscal year ended December 31, 2023, compared to 56% for the same period in the prior year. The increase in gross margin was primarily due to a shift in mix of revenue toward our Enterprise segment, which has comparatively lower content costs as a percentage of revenue than the Consumer segment.
Operating expenses

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$316,738	$301,347	$15,391	5%
Research and development	120,335	104,556	15,779	15%
General and administrative	93,898	99,064	(5,166)	(5)%
Restructuring charges	10,263	—	10,263	n/m
Total operating expenses	$541,234	$504,967	$36,267	7%
n/m - not meaningful
Sales and marketing. Sales and marketing expenses for the fiscal year ended December 31, 2023 were $316.7 million, compared to $301.3 million for the same period in the prior year. The $15.4 million increase in sales and marketing expense was primarily due to increased amortization of deferred contract costs of $15.9 million, driven by an expansion of our UB customer base over time, increased personnel-related expenses of $2.7 million, increased stock-based compensation expense of $1.8 million, a $0.8 million increase in travel and employee activities, and a $1.8 million increase in software subscriptions and allocated costs to support the growth of our business. These increases were partially offset by a decrease in marketing costs of $8.3 million.
Research and development. Research and development expenses for the fiscal year ended December 31, 2023 were $120.3 million, compared to $104.6 million for the same period in the prior year. The $15.8 million increase was primarily due to higher personnel-related expenses of $7.6 million, increased stock-based compensation expense of $5.5 million, and an additional $3.0 million of software subscriptions and allocated costs to support the growth of our business.
General and administrative. General and administrative expenses for the fiscal year ended December 31, 2023 were $93.9 million, compared to $99.1 million for the same period in the prior year. The $5.2 million decrease in general and administrative expense was primarily due to a $2.4 million decrease in personnel-related expenses, a $2.3 million decrease in costs related to business insurance, a $2.1 million decrease in professional services, a $1.4 million decrease due to fewer incremental indirect tax reserves needed in the current period, and a $1.3 million decrease in allocated expenses and employee activities. These changes were partially offset by a $4.6 million increase in stock-based compensation expense and a $0.7 million increase in our provision for expected credit losses.
Restructuring charges. Restructuring charges for the fiscal year ended December 31, 2023, totaled $10.3 million. These charges consisted of $8.9 million of personnel and other expenses, such as employee severance and benefits costs, as well as $1.2 million of stock-based compensation expense. There were no restructuring activities in the same period in the prior year.

Total other income (expense), net

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%

Other income (expense)	(in thousands, except percentages)
Interest income	$20,670	$5,548	$15,122	273%
Interest expense	(518)	(1,251)	733	(59)%
Other income (expense), net	(1,898)	(4,696)	2,798	(60)%
Total other income (expense), net	$18,254	$(399)	$18,653	n/m
n/m - not meaningful
We recorded net total other income of $18.3 million for the fiscal year ended December 31, 2023, compared to net total other expense of $0.4 million for the same period in the prior year. For the fiscal year ended December 31, 2023, we recognized $20.7 million in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio. Other expense primarily consisted of an impairment charge of $1.8 million on our strategic investments. For the fiscal year ended December 31, 2022, we recognized $5.5 million in interest and accretion income on our cash, cash equivalents, and marketable securities portfolio. We also recognized $1.3 million of interest expense, primarily related to indirect tax reserves, while other expense primarily consisted of an impairment charge of $2.9 million on our strategic investments.
Income tax provision

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Income tax provision	$(3,653)	$(2,286)	$(1,367)	60%
For the fiscal year ended December 31, 2023, we recognized income tax expense of $3.7 million, compared to $2.3 million for the same period in the prior year. Income tax expense for the fiscal years ended December 31, 2023 and 2022, was primarily comprised of foreign and state taxes.
Certain key business metrics and non-GAAP financial metrics
In addition to the measures presented in our consolidated financial statements, we use the key business metrics and non-GAAP financial metrics identified below to help us assess the health of our community, evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Udemy Business customers
We count the total number of UB customers at the end of each period. To do so, we generally count unique customers using the concept of a domestic ultimate parent, defined as the highest business in the family tree that is in the same country as the contracted entity. In some cases, we deviate from this methodology, defining the contracted entity as a unique customer despite the existence of a domestic ultimate parent. This often occurs where the domestic ultimate parent is a financial owner, government entity, conglomerate, or acquisition target where we have contracted directly with the subsidiary. We define a UB customer as a customer who purchases Udemy via our direct sales force, reseller partnerships or through our self-service platform. We believe that the number of UB customers and our ability to increase this number is an important indicator of the growth of our UB and future revenue trends. The increase in UB customers is primarily attributable to the continued pursuit of our global land and expand strategy.

	December 31,
	2023	2022	2021
Udemy Business customers	15,726	13,920	10,515
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

	December 31,
	2023	2022	2021

	(in thousands)
Udemy Business annual recurring revenue	$465,997	$371,727	$239,257
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

	December 31,
	2023	2022	2021
Udemy Business net dollar retention rate	106%	115%	118%
Udemy Business Large Customer net dollar retention rate	113%	123%	124%
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

	Fiscal Year Ended December 31,
	2023	2022	2021

	(in thousands)
Monthly average buyers	1,378	1,336	1,345
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

	Fiscal Year Ended December 31,
	2023	2022	2021

	(in thousands, except percentages)
Enterprise segment revenue	$420,646	$314,038	$186,954
Enterprise segment gross profit	$283,419	$209,461	$122,970
Enterprise segment gross margin	67%	67%	66%
Consumer segment revenue	$308,291	$315,059	$328,703
Consumer segment gross profit	$163,766	$165,805	$169,361
Consumer segment gross margin	53%	53%	52%
For the fiscal year ended December 31, 2023, Enterprise segment gross margin was generally consistent with the same period in the prior year, as the mix of Enterprise segment costs of revenue remained a consistent percentage of Enterprise revenue when compared to the same period in the prior year.

For the fiscal year ended December 31, 2023 Consumer segment gross margin was generally consistent with the same period in the prior year, as the mix of Consumer segment costs of revenue remained a consistent percentage of Consumer revenue when compared to the same period in the prior year.

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

The following table provides a reconciliation of net loss attributable to common stockholders, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Net loss attributable to common stockholders	$(107,294)	$(153,875)	$(80,026)
Adjusted to exclude the following:
Interest income	(20,670)	(5,548)	(204)
Interest expense	518	1,251	220
Income tax provision	3,653	2,286	1,183
Depreciation and amortization	24,588	21,216	15,297
Stock-based compensation expense	94,838	81,293	34,680
Other expense, net	1,898	4,696	920
Restructuring charges	10,263	—	—
Adjusted EBITDA	$7,794	$(48,681)	$(27,930)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2023	2022	2021
Revenue	$728,937	$629,097	$515,657
Net loss attributable to common stockholders	$(107,294)	$(153,875)	$(80,026)
Net loss margin	(15)%	(24)%	(16)%
Revenue	$728,937	$629,097	$515,657
Adjusted EBITDA	$7,794	$(48,681)	$(27,930)
Adjusted EBITDA margin	1%	(8)%	(5)%
Net loss attributable to common stockholders decreased by $46.6 million in the fiscal year ended December 31, 2023, compared to the same period in the prior year. The change was primarily driven by the growth in revenue outpacing the growth in operating expenses and interest income earned on our investments. Adjusted EBITDA improved by $56.5 million in the fiscal year ended December 31, 2023, compared to the same period in the prior year. The improvement in adjusted EBITDA was driven by the growth in revenue outpacing the growth in operating expenses, excluding stock-based compensation expense and restructuring charges.
Liquidity and capital resources
As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents and restricted cash of $309.6 million and marketable securities of $171.4 million. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $4.0 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

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
Use of funds
Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $719.7 million as of December 31, 2023. We have generally incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$(2,005)	$(60,957)	$(7,104)
Investing activities	(24,972)	(173,227)	(52,693)
Financing activities	19,195	14,755	418,634
Effect of foreign exchange rates on cash flows	20	(25)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,762)	$(219,454)	$358,837
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

For the fiscal year ended December 31, 2023, cash used in operating activities was $2.0 million, primarily consisting of our net loss of $107.3 million, adjusted for non-cash charges of $171.8 million and net cash outflows of $66.5 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $10.3 million decrease in accounts receivable, as cash collections from customers outpaced new billings, and a $4.1 million increase in deferred revenue. These changes were offset by a $56.9 million increase in deferred contract costs, due to continued expansion in our Enterprise business, a $14.4 million decrease in accounts payable, accrued expenses and other current liabilities, and a $6.8 million decrease in operating lease liabilities.
For the fiscal year ended December 31, 2022, cash used in operating activities was $61.0 million, primarily consisting of our net loss of $153.9 million, adjusted for non-cash charges of $144.6 million and net cash outflows of $51.7 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $67.7 million increase in deferred revenue, resulting primarily from our Enterprise business growth, offset by a $32.3 million increase in accounts receivable $28.6 million decrease in accounts payable, accrued expenses and other current liabilities, which includes a $13.7 million one-time payment to settle our instructor withholding tax reserve, and a $53.4 million increase in deferred contract costs.
Net cash used in operating activities decreased by $59.0 million for the fiscal year ended December 31, 2023, compared to fiscal year ended December 31, 2022, primarily due to an increase in cash collections, as well as growth in revenue outpacing growth in operating expenses.
Investing activities
For the fiscal year ended December 31, 2023, net cash used in investing activities was $25.0 million, primarily as a result of $307.7 million in purchases of marketable securities and $12.4 million related to capitalized internal-use software costs, which was partially offset by $295.8 million of proceeds received from the maturity of marketable securities.
For the fiscal year ended December 31, 2022, net cash used in investing activities was $173.2 million, primarily as a result of our $158.5 million purchase of marketable securities, $5.0 million purchase of strategic investments, and $14.2 million related to capitalized internal-use software costs. These changes were partially offset by $7.5 million of proceeds received from the maturity of marketable securities.
Financing activities
For the fiscal year ended December 31, 2023, net cash provided by financing activities was $19.2 million, driven by proceeds from issuance of common stock via stock option exercises of $17.9 million and issuances of common stock under our employee stock purchase plan of $8.0 million, which was offset by $6.8 million in taxes paid related to net share settlement of employee equity awards. During the fiscal year ended December 31, 2023, we began funding withholding taxes due upon the vesting of employee equity awards in certain jurisdictions by net share settlement, rather than our previous approach of selling shares of our common stock to cover taxes upon vesting of such awards.
For the fiscal year ended December 31, 2022, net cash provided by financing activities was $14.8 million, primarily driven by proceeds from issuance of common stock via stock option exercises of $7.1 million and issuances of common stock under our employee stock purchase plan of $9.2 million, which were partially offset by a $1.6 million payment of deferred offering costs associated with our IPO.
Off-balance sheet arrangements
During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations and commitments
Our estimated future obligations as of December 31, 2023, include both current and long term obligations. Under our operating leases, as noted in the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data", Note 6 – Leases, we have a current obligation of $5.8 million and a long-term obligation of $1.1 million.
We had $63.0 million of other purchase obligations as of December 31, 2023, with $34.3 million in short-term obligations and $28.7 million in long-term obligations. Our obligations primarily consisted of commitments related to third-party cloud infrastructure agreements, network service providers, and paid advertising and sponsorship vendors. Refer to Note 8 – Commitments and contingencies, to the consolidated financials included in Part II, Item 8, "Financial Statements and Supplementary Data", for more information.
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
Stock-based compensation
We account for stock-based compensation from stock-based awards using the estimated fair value of the awards on the date of grant. Stock-based awards that may be granted to employees, directors, and non-employees include restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options, stock appreciation rights (“SARs”), restricted stock, and stock purchase rights granted to employees under the Employee Stock Purchase Plan (“ESPP Rights”). No stock options or SARs have been granted since the Company’s initial public offering in 2021.
We estimate the fair value of RSUs and PSUs based on our common stock price on the date of grant or modification. We estimate the fair value of stock options, SARs, and ESPP Rights using the Black-Scholes option-pricing model, which requires the use of the following subjective and complex assumptions:
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of December 31, 2023 we had $305.6 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $171.4 million of marketable securities, consisting of investments in various U.S. government securities. In addition, we had $4.0 million of restricted cash, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. We did not hold any long-term debt during the fiscal years ended December 31, 2023, 2022, or 2021.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of December 31, 2023, or interest income earned from our portfolio during the fiscal year ended December 31, 2023.
Foreign currency risk
The Company’s reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the fiscal year ended December 31, 2023.

Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Udemy, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Udemy, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Revenue - Estimated service period for consumer single course purchases— Refer to Notes 2 and 3 to the financial statements.
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
We identified the estimated service period as a critical audit matter because the judgements made by management in determining the estimated service period rely on consumption data captured by automated and internally developed systems. This required a high degree of auditor judgement and increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), when performing audit procedures to test and evaluate the Company’s systems, software applications, and automated controls that relate to the consumption data.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated service period for consumer single course purchases included the following, among others:
•With the assistance of our IT specialists, we:
◦Identified the relevant systems used to record consumer revenue transactions and capture consumption data and tested the effectiveness of the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
◦Performed testing of automated controls related to the capturing of consumption data.
•We tested the effectiveness of internal controls related to management’s review of factors used in determining the estimated service period for consumer single course purchases, including review of the consumption data.
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
February 26, 2024
We have served as the Company’s auditor since 2019.

Udemy, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$305,564	$313,685
Restricted cash, current	3,329	—
Marketable securities	171,372	151,687
Accounts receivable, net	92,555	104,530
Prepaid expenses and other current assets	20,924	14,878
Deferred contract costs, current	38,584	30,234
Total current assets	632,328	615,014
Property and equipment, net	4,439	7,012
Capitalized software, net	31,388	27,412
Operating lease right-of-use assets	5,691	11,377
Restricted cash, non-current	659	3,629
Deferred contract costs, non-current	35,790	35,411
Strategic investments	10,311	12,104
Intangible assets, net	5,223	9,331
Goodwill	12,646	12,646
Other assets	2,721	3,632
Total assets	$741,196	$737,568
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,506	$14,529
Accrued expenses and other current liabilities	27,778	31,247
Content costs payable	40,277	37,310
Accrued compensation and benefits	24,332	22,882
Operating lease liabilities, current	5,825	7,002
Deferred revenue, current	279,414	273,937
Total current liabilities	380,132	386,907
Operating lease liabilities, non-current	1,124	6,545
Deferred revenue, non-current	3,000	4,342
Other liabilities, non-current	48	464
Total liabilities	384,304	398,258
Note 8 – Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.00001 par value - 50,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2023, and December 31, 2022.	—	—
Common stock, $0.00001 par value - 950,000,000 shares authorized; 157,166,360 and 145,013,786 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively.	2	1
Additional paid-in capital	1,076,508	951,946
Accumulated other comprehensive income (loss)	80	(233)
Accumulated deficit	(719,698)	(612,404)
Total stockholders’ equity	356,892	339,310
Total liabilities and stockholders' equity	$741,196	$737,568
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Fiscal Year Ended December 31,
	2023	2022	2021
Revenue	$728,937	$629,097	$515,657
Cost of revenue	309,598	275,320	236,024
Gross profit	419,339	353,777	279,633
Operating expenses
Sales and marketing	316,738	301,347	227,023
Research and development	120,335	104,556	66,107
General and administrative	93,898	99,064	64,410
Restructuring charges	10,263	—	—
Total operating expenses	541,234	504,967	357,540
Loss from operations	(121,895)	(151,190)	(77,907)
Other income (expense)
Interest income	20,670	5,548	204
Interest expense	(518)	(1,251)	(220)
Other expense, net	(1,898)	(4,696)	(920)
Total other income (expense), net	18,254	(399)	(936)
Net loss before taxes	(103,641)	(151,589)	(78,843)
Income tax provision	(3,653)	(2,286)	(1,183)
Net loss attributable to common stockholders	$(107,294)	$(153,875)	$(80,026)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.71)	$(1.09)	$(1.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	150,098,776	140,873,504	54,972,827
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended December 31,
	2023	2022	2021
Net loss attributable to common stockholders	$(107,294)	$(153,875)	$(80,026)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	25	(20)	(1)
Change in unrealized gain (loss) on marketable securities, net of tax	288	(212)	—
Total other comprehensive income (loss)	313	(232)	(1)
Comprehensive loss attributable to common stockholders	$(106,981)	$(154,107)	$(80,027)
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2020	85,391,338	$274,104	35,627,503	$—	$117,818	$—	$(378,503)	$(260,685)
Exercise of Series A-1 redeemable convertible preferred stock warrants	12,595	163	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(85,403,933)	(274,267)	85,403,933	1	274,266	—	—	274,267
Issuance of common stock in connection with initial public offering, net of issuance costs and underwriting discount	—	—	15,150,000	—	408,416	—	—	408,416
Stock-based compensation	—	—	—	—	36,701	—	—	36,701
Exercise of stock options	—	—	2,921,957	—	11,028	—	—	11,028
Restricted stock issued for business combination	—	—	61,300	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(80,026)	(80,026)
Balance—December 31, 2021	—	$—	139,164,693	$1	$848,229	$(1)	$(458,529)	$389,700
Stock-based compensation	—	—	—	—	87,152	—	—	87,152
Exercise of stock options	—	—	1,569,999	—	7,004	—	—	7,004
Vesting of restricted stock units	—	—	3,408,672	—	307	—	—	307
Reclassification of stock appreciation rights	—	—	—	—	62	—	—	62
Issuance of common stock under employee stock purchase plan	—	—	870,422	—	9,192	—	—	9,192
Other comprehensive loss	—	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	(153,875)	(153,875)
Balance—December 31, 2022	—	$—	145,013,786	$1	$951,946	$(233)	$(612,404)	$339,310
Stock-based compensation	—	—	—	—	104,772	—	—	104,772
Exercise of stock options	—	—	5,477,153	—	17,996	—	—	17,996
Vesting of restricted stock units	—	—	6,134,641	1	511	—	—	512
Issuance of common stock under employee stock purchase plan	—	—	1,029,344	—	8,043	—	—	8,043
Shares withheld related to net share settlement of equity awards	—	—	(488,564)	—	(6,760)	—	—	(6,760)
Other comprehensive income	—	—	—	—	—	313	—	313
Net loss	—	—	—	—	—	—	(107,294)	(107,294)
Balance—December 31, 2023	—	$—	157,166,360	$2	$1,076,508	$80	$(719,698)	$356,892
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss attributable to common stockholders	$(107,294)	$(153,875)	$(80,026)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization	24,588	21,216	15,297
Amortization of deferred contract costs	48,161	32,279	17,801
Stock-based compensation	96,046	81,293	34,680
Allowance for credit losses	1,662	960	326
Accretion of marketable securities	(7,492)	(896)	—
Non-cash operating lease expense	5,856	6,205	—
Unrealized loss on strategic investments	1,793	2,896	—
Other	1,178	690	—
Changes in operating assets and liabilities:
Accounts receivable	10,313	(32,309)	(27,000)
Prepaid expenses and other assets	(5,831)	(4)	(9,903)
Deferred contract costs	(56,890)	(53,379)	(36,508)
Accounts payable, accrued expenses and other liabilities	(14,429)	(28,620)	7,272
Content costs payable	2,967	1,349	4,389
Operating lease liabilities	(6,768)	(6,487)	—
Deferred revenue	4,135	67,725	66,568
Net cash used in operating activities	(2,005)	(60,957)	(7,104)
Cash flows from investing activities:
Purchases of marketable securities	(307,706)	(158,503)	—
Proceeds from maturities of marketable securities	295,800	7,500	—
Purchases of property and equipment	(632)	(1,564)	(5,335)
Capitalized software costs	(12,434)	(14,160)	(12,868)
Purchases of strategic investments	—	(5,000)	(10,000)
Payments related to business combinations	—	(1,500)	(24,490)
Net cash used in investing activities	(24,972)	(173,227)	(52,693)
Cash flows from financing activities:
Net proceeds from exercise of stock options	17,911	7,149	10,878
Taxes paid related to net share settlement of equity awards	(6,760)	—	—
Net proceeds from issuance of redeemable convertible preferred stock	—	—	2
Proceeds from share purchases under employee stock purchase plan	8,044	9,192	—
Payment of redeemable convertible preferred stock issuance costs	—	—	(2,250)
Payment of deferred offering costs	—	(1,586)	(5,183)
Cash proceeds from initial public offering	—	—	415,187
Net cash provided by financing activities	19,195	14,755	418,634

Effect of foreign exchange rates on cash flows	20	(25)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(7,762)	(219,454)	358,837
Cash, cash equivalents and restricted cash—Beginning of period	317,314	536,768	177,931
Cash, cash equivalents and restricted cash—End of period	$309,552	$317,314	$536,768

	Fiscal Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$305,564	$313,685	$533,868
Restricted cash, current	3,329	—	—
Restricted cash, non-current	659	3,629	2,900
Total cash, cash equivalents and restricted cash	$309,552	$317,314	$536,768

Supplemental disclosures of cash flow information:
Interest paid	$3,188	$23	$90
Income taxes paid	$1,418	$678	$385

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$9,175	$5,911	$2,571
Net change in unrealized gain (loss) on marketable securities	$289	$(213)	$—
Unpaid deferred offering costs	$—	$—	$1,586
Acquisition holdback liability	$—	$—	$1,500
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

Segment information— On March 1, 2023, Greg Brown succeeded Gregg Coccari as the Company’s Chief Executive Officer and chief operating decision maker (“CODM”). The Company defines its segments as those operations the CODM regularly reviews to allocate resources and assess performance. For the fiscal years ended December 31, 2023, 2022, and 2021, the Company operated under two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 14 – Segment and geographic information.

Use of estimates— The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the results of operations during the reporting periods.
Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, allowance for credit losses, capitalization of internally developed software and associated useful lives, stock-based compensation, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated service period for consumer single course purchases, the period of benefit for deferred commissions, the fair value and associated useful lives of intangible assets and goodwill acquired via business combinations, the valuation of privately-held strategic investments, including impairments, and the carrying value of our operating lease right-of-use (“ROU”) assets. Management periodically evaluates such estimates and assumptions for continued reasonableness.
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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had no customers who accounted for more than 10% of accounts receivable as of December 31, 2023, or December 31, 2022. No customer accounted for more than 10% of total revenue during the fiscal years ended December 31, 2023, 2022, or 2021.

Summary of significant accounting policies
Revenue recognition— The Company accounts for revenue under ASC Topic 606, Revenue from Contracts with Customers. The Company’s two sources of revenues are its Enterprise and Consumer business channels.
Enterprise revenue— The Company primarily generates revenue by selling subscription licenses to a variety of enterprise and government customers.
The Company’s subscription contracts with enterprise customers generally have annual or multi-year contractual terms and consist of a fixed quantity of seat licenses, which allows each seat to access an unlimited number of course enrollments during the contract term. Enterprise license subscriptions include Team Plan, Enterprise Plan, Udemy Business Pro, and Leadership Academy. Subscribers retain access to the courses in which they enroll for the duration of their subscriptions (including any renewal period), even if the instructor subsequently elects to remove the course from the Company’s subscription programs. Enterprise contracts are typically evidenced by a fully executed Master Services Agreement with an accompanying executed Order Form specifying the contractual subscription term and pricing. Revenue is recognized ratably over the respective contractual subscription term beginning on the date that the platform is made available to the customer. Enterprise revenue recognized from professional services was immaterial for the periods presented.
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
Consumer revenue— The Company generates revenue by selling access to course content on the Udemy platform directly to individual learners. Consumer revenues consist of (i) single course purchases and (ii) consumer subscriptions. All contracts with consumer customers are billed in advance and require payment via credit card by the customer prior to accessing any course content, or in the case for new consumer subscription customers, upon expiration of a 7-day free trial available to new customers in certain jurisdictions.
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

Consumer subscriptions are either one-month or one-year in duration and paid in advance, with new customers in certain jurisdictions able to sign up for a 7-day free trial period. Once the free trial period lapses and advance payment is made, there is no right to a refund (unless otherwise required by applicable law). Subscribers have continuous access to enroll in and consume an unlimited number of curated courses included in the subscription catalog on the platform during the subscription term. Subscribers retain access to the courses in which they enroll for the duration of their subscriptions (including any renewal period), even if the instructor subsequently elects to remove the course from the Company’s subscription programs. The continual access to the platform represents a series of distinct services, as the Company continually provides access to, and fulfills its obligation to, the customer over the contract term. Consumer subscriptions automatically renew at the end of the subscription term. Customers may cancel renewal of their subscription at any point but will retain their access to the platform until the end of the current subscription term.
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
The non-exclusive lifetime access license associated with single course purchases and the licensed content associated with subscriptions are not considered distinct from the Udemy platform, because the course content is significantly integrated, and highly interdependent with the platform. Specifically, the learner does not obtain control of the course content’s intellectual property and functionality without the Udemy platform. Accordingly, management concluded there is a single, combined performance obligation, which is customer’s access to the online content on the Udemy platform, representing a series of distinct services as the Company continually provides access to and fulfills its obligation to allow access to licensed content and platform functionality to the learner.
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

5) Recognize revenue when or as performance obligations are satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that Udemy expects to receive in exchange for those services. Udemy has a stand ready obligation to deliver its services continually throughout the requisite contract period, which is either lifetime access for consumer single course purchases or the contractual subscription term for UB and consumer subscription customers. As such, the Company recognizes revenue on a straight-line basis as it satisfies the performance obligation, using an estimated service period for consumer single course purchases and the contractual subscription term for UB and consumer subscription customers.
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
Based on an evaluation of the above indicators, management determined that the Company is the principal to learners who purchase access to online course content via direct or reseller sales of its enterprise and consumer offerings. The Company controls the promised goods or services (i.e., access to course content via the Udemy platform) before it is transferred to the customer and is primarily responsible for fulfillment with respect to delivering access to course content. The Company is the entity which licenses content to learners as the agreements with instructors grant the Company the right to sub-license content to its learners at its discretion. The Company also has substantial discretion to determine the pricing of its offerings. Therefore, the Company reports the gross purchase price paid by the customer related to these arrangements in the revenue caption of the consolidated statements of operations. The Company records payments to instructors as content costs within cost of revenues, while amounts retained by reseller partners for Enterprise sales are recognized as customer support costs within cost of revenues and deferred sales commissions within sales and marketing, based on the nature of the partnership transaction.
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
Advertising and sponsorship costs— Advertising costs are expensed as incurred. In general, sponsorship costs are expensed on a straight-line basis over the contractual sponsorship term. Prepayments made under sponsorship contracts are included in the prepaid expenses and other current assets caption of the consolidated balance sheets. Advertising and sponsorship costs are recorded in sales and marketing expenses in the consolidated statements of operations and was $82.5 million, $97.0 million and $105.2 million for the fiscal years ended December 31, 2023, 2022 and 2021, respectively.
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
Stock-based compensation— The Company accounts for its stock-based compensation pursuant to ASC Topic 718, Compensation-Stock Compensation, which requires the measurement and recognition of stock-based awards using the estimated fair value of the awards on the date of grant. Stock-based awards include stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock appreciation rights (“SARs”), and restricted stock granted to employees, directors, and non-employees, and stock purchase rights granted to employees under the Employee Stock Purchase Plan (“ESPP Rights”). No stock options or SARs have been granted since the Company’s initial public offering (“IPO”) in 2021.
The Company estimates the fair value of RSUs, PSUs, and restricted stock based on the fair value of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options, SARs, and ESPP Rights using the Black-Scholes option-pricing model, which requires the use of the following subjective and complex assumptions:
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
For awards with only service-based vesting conditions, the Company recognizes the resulting stock-based compensation on a straight-line basis over the requisite service period of the awards. For awards that are subject to both performance and service-based vesting conditions, the Company separately attributes stock-based compensation expense for each vesting tranche of the award over their requisite service periods. The Company accounts for forfeitures in the period they occur.

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
During the fourth quarter of 2023, the Company's began funding withholding taxes due upon the vesting of employee RSUs and the exercise of stock options in certain jurisdictions by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement is reflected as (i) a reduction to additional paid-in-capital and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of net share settlement are returned to the pool of shares available for future issuance. Therefore, they are not considered issued and outstanding and do not impact the calculation of net loss per share, basic and diluted, attributable to common stockholders.
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
ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest accrued related to uncertain tax positions as a component of the provision for income taxes. There was no accrued interest or penalties associated with any uncertain tax positions, nor was any interest expense recognized during the fiscal years ended December 31, 2023, 2022, or 2021. The Company does not currently anticipate that any significant increase or decrease to uncertain tax positions will be recorded during the next twelve months.
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
Net loss per share attributable to common stockholders— Prior to the completion of the Company’s IPO and the conversion of all outstanding preferred shares into common stock, basic and diluted net loss per share attributable to common stockholders was computed in conformity with the two-class method required for participating securities. The Company considered all series of its redeemable convertible preferred stock to be participating securities as the holders of such stock had the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company’s losses.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, common stock options, RSUs, PSUs, restricted stock, and contingently issuable shares under the Company’s ESPP plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for the periods presented. For the fiscal year ended December 31, 2021, outstanding redeemable convertible preferred stock and redeemable convertible preferred stock warrants were also considered to be common stock equivalents, but were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive.
Comprehensive loss— Comprehensive loss consists of two components, net loss attributable to common stockholders and other comprehensive income (loss), net of tax. Other comprehensive income (loss), net of tax, refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity (deficit) but are excluded from net loss attributable to common stockholders. The Company’s other comprehensive income (loss) for the fiscal years ended December 31, 2023 and 2022 consisted of changes in unrealized holding gains and losses on available-for-sale securities and foreign currency translation gains and losses. The Company’s other comprehensive loss for the fiscal year ended December 31, 2021 consisted of foreign currency translation losses.
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
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value due to the relatively short-term maturities and are classified as current assets and liabilities, as appropriate, in the accompanying consolidated balance sheets.
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

Marketable securities— Marketable securities consist of obligations issued by the U.S. Treasury and other U.S. federal agencies, corporate debt, and commercial paper securities, with an original maturity greater than 90 days at the date of purchase and are classified as available-for-sale securities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as current assets. Available-for-sale securities are initially recorded at cost and periodically adjusted to fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit), while realized gains and losses are reported within other income (expense), net as a component of net loss attributable to common stockholders.
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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Fiscal Year Ended December 31, 2023	$1,528	$1,662	$(1,920)	$1,270
Fiscal Year Ended December 31, 2022	$678	$960	$(110)	$1,528
Fiscal Year Ended December 31, 2021	$643	$326	$(291)	$678
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
Operating leases— The Company leases real estate facilities under non-cancelable operating leases. The Company determines if an arrangement contains a lease at inception based on whether there is an identified tangible asset and whether the Company controls the use of the identified asset throughout the period of use.
The Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) on January 1, 2022.
Operating leases are included in operating lease ROU assets and in operating lease liabilities in the accompanying consolidated balance sheet. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
The Company measures its operating lease liabilities at lease commencement date based on the present value of total lease payments over the lease term. Total lease payments are discounted to present value using the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate using information available at the lease commencement date, including but not limited to credit rating, lease term, and the currency in which the arrangement is denominated. The Company’s operating lease ROU assets are equal to the corresponding operating lease liability, adjusted for payments made to the lessor at or before the commencement date, initial direct costs incurred, and tenant incentives under the lease.
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
Lease accounting prior to the adoption of Topic 842
The Company recorded total rent expense on a straight-line basis over the lease term consistent with Topic 840, Leases.
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

The Company evaluates its strategic investment for impairment at each reporting period. This evaluation consists of several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. Based on assessments performed during the fiscal years ended December 31, 2023 and 2022, the Company recognized impairment losses of $1.8 million and $2.9 million, respectively, which are recorded in other income (expense), net in the accompanying consolidated statements of operations. No impairment losses were recorded in the fiscal year ended December 31, 2021.
Goodwill and intangible assets— Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the fiscal years ended December 31, 2023, 2022, or 2021.
Goodwill represents the excess purchase price over net assets acquired in the Company’s business combinations. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually, during the fourth quarter of each fiscal year, or more often if and when circumstances indicate that goodwill may not be recoverable. No impairments were recorded during the fiscal years ended December 31, 2023, 2022, or 2021 as the result of these assessments.
Impairment of long-lived assets— The Company evaluates the carrying value of long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. The Company did not identify any impairment losses on long-lived assets for the fiscal years ended December 31, 2023, 2022, or 2021.
Self-insurance— The Company is self-insured for medical benefits offered to certain employees, up to certain stop-loss limits. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. As of December 31, 2023, the accrued liability for self-insurance totaled $1.3 million and is included in accrued compensation and benefits on the consolidated balance sheets. The Company was not self-insured as of or prior to December 31, 2022.
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
Recently Adopted Accounting Pronouncements Adopted in 2023
There are no recently issued accounting pronouncements that were adopted by the Company during the fiscal year ended December 31, 2023.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses and the chief operating decision maker. The standard will become effective for the Company’s fiscal year ended December 31, 2024, and interim periods during the fiscal year ended December 31, 2025, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the potential impact of the new standard on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will become effective for the Company’s fiscal year ended December 31, 2025, with early adoption permitted. The Company is currently assessing the potential impact of the new standard on the Company’s consolidated financial statements.
3. Revenue recognition

Deferred revenue—Revenue recognized for the fiscal year ended December 31, 2023, from amounts included in deferred revenue as of December 31, 2022 was $268.3 million. Revenue recognized for the fiscal year ended December 31, 2022, from amounts included in deferred revenue as of December 31, 2021 was $204.4 million. Revenue recognized for the fiscal year ended December 31, 2021, from amounts included in deferred revenue as of December 31, 2020 was $139.5 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020
Deferred revenue:
Enterprise	$220,127	$219,030	$148,966	$84,241
Consumer	62,287	59,249	61,588	58,135
Total deferred revenue	$282,414	$278,279	$210,554	$142,376

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to deferred revenue as well as unbilled revenue from multi-year Enterprise subscription contracts with future installment payments, as well as unearned revenue from Consumer single course purchases and subscriptions at the end of any given period. As of December 31, 2023, the aggregate transaction price for remaining performance obligations was $552.3 million, of which 70% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Fiscal Year Ended December 31, 2023	$65,645	$56,890	$(48,161)	$74,374
Fiscal Year Ended December 31, 2022	$44,545	$53,379	$(32,279)	$65,645
Fiscal Year Ended December 31, 2021	$25,837	$36,509	$(17,801)	$44,545

4. Investments and fair value measurements

The Company’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis within the fair value hierarchy are as follows (in thousands):

As of December 31, 2023	Level 1	Level 2	Level 3
Current assets:
Cash equivalents:
Money market funds	$266,692	$—	$—

Marketable securities:
U.S. government securities	$—	$171,372	$—

Non-current assets:
Strategic investments	$—	$—	$10,311

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$48

As of December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$130,377	$—	$—
U.S. government securities	—	48,900	—
Total cash equivalents	$130,377	$48,900	$—

Marketable securities:
U.S. government securities	$—	$151,687	$—

Non-current assets:
Strategic investments	$—	$—	$12,104

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$462

A summary of the changes in the fair value of Level 3 financial instruments, of which remeasurement of SARs and impairment of strategic investments are recognized in the consolidated statements of operations, is as follows (in thousands):

	Warrants	Stock Appreciation Rights	Strategic Investments
Balance— December 31, 2020	$160	$268	$—
Exercise of redeemable convertible preferred stock warrants	(160)	—	—
Vesting and remeasurement of SARs, net of exercises	—	550	—
Purchases of strategic investments	—	—	10,000
Balance— December 31, 2021	—	818	10,000
Vesting and remeasurement of SARs, net of exercises	—	(294)	—
Purchases of strategic investments	—	—	5,000
Amount reclassified from liability to equity upon exchange	—	(62)	—
Unrealized loss on strategic investments	—	—	(2,896)
Balance— December 31, 2022	—	462	12,104
Vesting and remeasurement of SARs	—	(161)	—
Exercises of SARs	—	(253)	—
Unrealized loss on strategic investments	—	—	(1,793)
Balance— December 31, 2023	$—	$48	$10,311
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
The Company evaluates its strategic investments for impairment at each reporting period. This evaluation consists of several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. The Company determined impairment indicators existed as of June 30, 2023, and the fair value of its strategic investments was less than their carrying value. There were no other remeasurement events for the Company's strategic investments for the remainder of 2023.
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

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$38,872	$—	$—	$38,872
Money market funds	266,692	—	—	266,692
Total cash and cash equivalents	305,564	—	—	305,564
Marketable securities:
U.S. government securities	171,296	76	—	171,372
Total cash, cash equivalents, and marketable securities	$476,860	$76	$—	$476,936

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$134,408	$—	$—	$134,408
Money market funds	130,377	—	—	130,377
U.S. government securities	48,899	4	(3)	48,900
Total cash and cash equivalents	313,684	4	(3)	313,685
Marketable securities:
U.S. government securities	151,900	30	(243)	151,687
Total cash, cash equivalents, and marketable securities	$465,584	$34	$(246)	$465,372

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	December 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Cash equivalents:
U.S. government securities	$—	$—	$24,960	$(3)

Marketable securities:
U.S. government securities	—	—	59,057	(243)
Total securities in an unrealized loss position	$—	$—	$84,017	$(246)

Realized gains and losses reclassified from accumulated other comprehensive loss to other income (expense), net were zero for the fiscal years ended December 31, 2023 and 2022. The Company did not hold any marketable securities during the fiscal year ended December 31, 2021.
No securities had been in a continuous unrealized loss position for twelve months or longer as of December 31, 2023 or December 31, 2022. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of December 31, 2023 and December 31, 2022, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of December 31, 2023, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Leasehold improvements	$19,064	$19,109
Computers and equipment	7,770	7,820
Furniture and fixtures	4,705	4,870
Purchased software	383	383
Total property and equipment	31,922	32,182
Less accumulated depreciation and amortization	(27,483)	(25,170)
Property and equipment, net	$4,439	$7,012
Depreciation expense was $3.0 million, $4.3 million, and $4.5 million for the fiscal years ended December 31, 2023, 2022, and 2021 respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Capitalized software	$85,160	$63,748
Less accumulated amortization	(53,772)	(36,336)
Capitalized software, net	$31,388	$27,412
Amortization expense of capitalized software was $17.5 million, $12.6 million, and $9.3 million for the fiscal years ended December 31, 2023, 2022, and 2021 respectively.

As of December 31, 2023, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

2024	$16,637
2025	10,905
2026	3,846
Total expected amortization	$31,388

Intangible assets, net and goodwill— As of December 31, 2023, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(2,156)	$3,344
Vendor relationships	3 years	4,500	(3,528)	972
Developed technology	3 years	4,200	(3,293)	907
Tradename	2 years	900	(900)	—
Total		$15,100	$(9,877)	$5,223

As of December 31, 2022, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(1,239)	$4,261
Vendor relationships	3 years	4,500	(2,028)	2,472
Developed technology	3 years	4,200	(1,893)	2,307
Tradename	2 years	900	(609)	291
Total		$15,100	$(5,769)	$9,331

Amortization expense of intangible assets was $4.1 million, $4.3 million, and $1.5 million the fiscal years ended December 31, 2023, 2022, and 2021 respectively.

The expected future amortization expense for intangible assets as of December 31, 2023 was as follows (in thousands):

2024	$2,795
2025	917
2026	917
2027	594
Total expected amortization	$5,223

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of December 31, 2023.

6. Leases
The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026. The Company recognized the following amounts related to its operating leases in its consolidated statements of operations and cash flows (in thousands):

	Fiscal Year Ended December 31,
	2023	2022
Operating lease costs	$6,335	$6,794
Variable lease costs	$1,068	$810
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives	$7,303	$6,740
During the fiscal years ended December 31, 2023 and 2022, the Company recognized an immaterial amount for short term lease expense and no sublease income.

	December 31,
	2023	2022
Weighted average remaining term (years)	1.3	2.0
Weighted average discount rate	3.9%	3.8%
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of December 31, 2023, were as follows (in thousands):

2024	$5,922
2025	809
2026	410
Gross lease payments	7,141
Less imputed interest	(192)
Present value of operating lease liabilities	$6,949
Rent expense for operating leases under Topic 840 was $5.8 million for the fiscal year ended December 31, 2021.

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued expenses	$13,773	$8,494
Indirect tax reserves	1,432	6,627
Indirect tax payables	8,758	9,137
Other current liabilities	3,815	6,989
Accrued expenses and other current liabilities	$27,778	$31,247
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
Beginning in March 2020, the Company began collecting appropriate taxpayer identification forms from its instructors, assessing whether the forms justified a reduced rate of withholding or withholding exemption, and remitting withholding tax payments to the IRS where required. The Company also began reporting payments to its instructors and the IRS annually where required to do so.
In 2020, the Company approached the IRS to address the historical tax withholding amounts for instructors and engaged in a voluntary disclosure program. As of December 31, 2023, the Company has filed all outstanding withholding tax returns and has paid the associated tax obligation and corresponding interest to the IRS. The Company received a closing letter from the IRS on the matter during the fiscal year ended December 31, 2023, and considered the matter resolved as of December 31, 2023.

Changes to the instructor withholding tax reserve are as follows (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$2,528	$17,036	$22,166
Amounts charged to (released from) expense	89	(781)	(5,130)
Net payments and settlements	(2,617)	(13,727)	—
Balance, end of period	$—	$2,528	$17,036
8. Commitments and contingencies
Noncancellable purchase commitments— The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising and sponsorship vendors that are noncancellable. As of December 31, 2023, future noncancellable commitments under these arrangements were as follows:

2024	$34,312
2025	25,572
2026	3,132
Total purchase commitments (1)	$63,016
(1) Includes $28.7 million of non-cancelable contractual commitments as of December 31, 2023 related to the Company's third-party cloud infrastructure agreement, under which the Company committed to spend an aggregate of at least $45.0 million between January 2023 and December 2025, with a $12.0 million minimum purchase commitment each year. The Company is required to pay the residual difference if it fails to meet the aggregate minimum purchase commitment by December 2025.

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
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accrued expenses and other current liabilities caption of the accompanying consolidated balance sheets as of December 31, 2023, and December 31, 2022.

9. Income taxes
The domestic and foreign components of income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Domestic	$(110,640)	$(155,528)	$(80,243)
Foreign	6,999	3,939	1,400
Total net loss before taxes	$(103,641)	$(151,589)	$(78,843)
The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$—
State	324	45	183
Foreign	3,494	2,241	1,149
Total current income tax expense	3,818	2,286	1,332
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(165)	—	(149)
Total deferred income tax benefit	(165)	—	(149)
Total provision for income taxes	$3,653	$2,286	$1,183
The Company had an effective tax rate of (3.52)%, (1.51)%, and (1.50)% for the fiscal years ended December 31, 2023, 2022, and 2021, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of increases in total valuation allowance and non-deductible compensation, which were partially offset by an increase in tax credit creation.

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate as a percentage of loss before income taxes is as follows:

	Fiscal Year Ended December 31,
	2023	2022	2021
Federal tax expense	21.00%	21.00%	21.00%
State taxes, net of federal benefit	0.50%	1.24%	1.07%
Foreign rate differential	(1.40)%	(0.33)%	(0.12)%
Withholding taxes	(1.77)%	(0.60)%	(0.78)%
Nondeductible compensation	(10.20)%	(2.52)%	(5.29)%
Stock-based compensation	(1.84)%	(3.18)%	0.27%
Change in valuation allowance	(18.33)%	(21.41)%	(34.54)%
Research and development credits	7.94%	4.69%	16.87%
Nontaxable dividends	1.31%	—%	—%
Other	(0.73)%	(0.40)%	0.02%
Effective tax rate	(3.52)%	(1.51)%	(1.50)%
Significant components of the net deferred tax assets (liabilities) for the fiscal years ended December 31, 2023 and 2022, consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accruals and reserves	$4,409	$5,107
Deferred revenue	62,000	61,285
Net operating loss	36,508	30,047
Research and development tax credits	28,645	20,412
Stock-based compensation expense	6,242	7,995
Indirect tax reserves	240	1,496
Property and equipment, net	2,000	2,031
Capitalized research and development costs	35,505	23,475
Operating lease liabilities	1,460	2,767
Other	564	491
Gross deferred tax assets	177,573	155,106
Valuation allowance	(150,915)	(129,453)
Total deferred tax assets	26,658	25,653
Deferred tax liabilities:
Deferred contract costs	(16,791)	(14,814)
Operating lease right-of-use-assets	(1,129)	(2,245)
Other deferred tax liabilities	(8,573)	(8,594)
Total deferred tax liabilities	(26,493)	(25,653)
Net deferred tax assets	$165	$—

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets.

As of December 31, 2023 and December 31, 2022, the Company has established a valuation allowance of $150.9 million and $129.5 million, respectively, against its gross deferred tax assets due to the uncertainty surrounding the realization of such assets. The change in total valuation allowance from 2022 to 2023 was an increase of $21.5 million.
As of December 31, 2023, the Company had $160.6 million of federal net operating loss (“NOL”) carryforwards. $72.4 million of federal NOL carryforwards generated in taxable years beginning prior to January 1, 2018 begin expiring in 2036, if not utilized. $88.2 million of federal NOL carryforwards generated in taxable years beginning after December 31, 2017 have an indefinite carryforward period, but are subject to the 80% deduction limitation based upon pre-NOL deduction taxable income.
As of December 31, 2023, the Company had $41.4 million of state NOL carryforwards. The state NOL carryforwards begin expiring in 2030, if not utilized.
As of December 31, 2023 the Company had U.S. federal and state research and development tax credit carryforwards of $23.2 million and $15.3 million, respectively. The federal research and development tax credit carryforwards will expire in various amounts beginning in 2035 while the state research and development tax credit carryforwards can be carried forward indefinitely.
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
The utilization of the Company’s net operating losses may be subject to a limitation due to the “ownership change” provisions under Section 382 of the Internal Revenue Code and similar state and foreign provisions. Such limitation may result in the expiration of the net operating loss carryforwards generated before 2018 prior to their utilization. The Company has performed a Section 382 study through December 31, 2022 to determine any potential Section 382 limitations on the utilization of its net operating loss carryforwards and tax credit carryforwards and has determined that the Company experienced two ownership changes with the Company’s Series A and A-1 preferred stock offering in September 2011 and with the Company’s Series B preferred stock offering in November 2012. The Company has estimated that the gross U.S. federal NOL carryforwards from 2010 to 2012 that would be subject to limitation are approximately $3.4 million.
Uncertain tax positions— As of December 31, 2023 and 2022, the Company had gross unrecognized tax benefits of $7.2 million and $5.3 million, respectively, related to federal and state research and development tax credits. The Company has performed a R&D tax credit study and has reserved against a portion of its federal and state R&D tax credit carryforwards. The Company’s tax position of such credits is not more likely than not to be sustained upon examination. The Company has recorded an uncertain tax position related to the deferred tax asset recognized for these credits.
A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$5,310	$3,608	$10,580
Increases (decreases) related to prior year tax positions	58	224	(7,892)
Increases related to current year tax positions	1,864	1,478	920
Statues of limitations expirations	—	—	—
Gross unrecognized tax benefits at the end of the year	$7,232	$5,310	$3,608
The Company is currently unaware of uncertain tax positions that could result in significant additional payments, accruals, or other material deviations in the next 12 months. The Company currently does not record interest and penalties, if any, related to unrecognized tax benefits. None of the unrecognized tax benefits as of December 31, 2023, if recognized in a future period, would affect the Company’s effective tax rate.
The Company intends to indefinitely reinvest any future undistributed foreign earnings outside the United States and therefore such earnings will not be subject to U.S. federal or state, or foreign withholding tax. The Company has prepared an analysis of the repatriation of earnings outside of the U.S. and has determined that the potential tax in connection with such repatriation is approximately $0.5 million.

The Company files income tax returns in U.S. federal, and certain state and foreign jurisdictions with varying statutes of limitations. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through the fiscal year ended December 31, 2023. There are currently no income tax audits underway by U.S. federal or state tax authorities.
In October 2023, one of the Company’s subsidiaries, Udemy India LLP, received a tax assessment from the India Income Tax Department. The assessment challenged the transfer pricing methodology used by Udemy India LLP for the fiscal year ended March 31, 2021. The Company believes the proposed adjustment is without merit and will vigorously defend its position; however, it could take a number of years to reach resolution of this matter.
10. Employee retirement plan
The Company maintains a 401(k) retirement savings plan covering eligible employees. Employee contributions to the plan consist of a percentage based on eligible employee compensation. Beginning in 2023, the Company began matching 50% of an employee’s contribution up to 4% of the employee’s eligible compensation, with no vesting requirements. Prior to 2023, the Company matched 25% of an employee’s contribution up to 6% of the employee’s compensation, with a cap of $500 annually, subject to a two-year graded vesting schedule that vested 50% after an employee’s first year of employment and 100% after two years of employment. The Company contributed $3.0 million, $0.5 million and $0.4 million for the fiscal years ended December 31, 2023, 2022, and 2021, respectively.

11. Related party transactions
Naspers Ltd. (“Naspers”), through an investment entity controlled by Prosus N.V. (“Prosus”), beneficially owns more than 5% of the Company’s outstanding capital stock. A current member of the Company’s Board of Directors is the Chief Executive Officer of a Prosus operating subsidiary, OLX Global B.V. A former member of the Company’s Board of Directors, who resigned in September 2022, was an executive officer of Prosus. Naspers and certain entities directly and indirectly controlled by Naspers are customers of the Company’s Enterprise subscription offering. The Company recorded $1.9 million, $1.5 million, and $1.5 million of revenue during the fiscal years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and December 31, 2022, the Company had immaterial accounts receivable balances with these customers.
Insight Partners, where a member of the Company’s Board of Directors is a Managing Director, has certain affiliates who are customers of the Company’s Enterprise subscription offering. The Company recorded $0.7 million of revenue from services provided to these customers during the fiscal year ended December 31, 2023. As of December 31, 2023, the Company had an accounts receivable balance of $0.2 million with these customers. Insight Partners is also affiliated with certain vendors that the Company has contracted to provide technology and software solutions. The Company recorded $0.8 million, $0.9 million, and $0.9 million of expense during the fiscal years ended December 31, 2023, 2022, and 2021, respectively. The Company did not have an accounts payable balance with these vendors as of December 31, 2023, and December 31, 2022.
Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering. The Company recorded $0.4 million and $0.5 million of revenue during the fiscal years ended December 31, 2023 and 2022, respectively. As of both December 31, 2023 and December 31, 2022, the Company had an accounts receivable balance with these customers of $0.4 million.

12. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	December 31,	December 31,
	2023	2022
2010 Equity Incentive Plan:
Stock options outstanding	4,621,021	10,333,771
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	16,738,309	16,178,101
Shares available for future issuance under:
2021 Equity Incentive Plan	4,093,695	2,814,126
2021 Employee Stock Purchase Plan	2,350,803	1,929,578
Total shares of common stock reserved	27,803,828	31,255,576
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
The Company initially reserved 13,800,000 shares for issuance under the 2021 Plan. The amount available for issuance is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2023, in an amount equal to 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding calendar year or a lesser amount determined by the Company’s Board of Directors or compensation committee. The amount available for issuance shall also include Returning Shares, which are any shares subject to awards granted under the 2010 Plan that, on or after October 29, 2021, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. Additionally, any difference in (i) the number of PSUs reserved for future issuance based on maximum achievement of the corporate performance metric and (ii) the number of PSUs issued based on actual attainment are returned to the 2021 Plan.
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
As a result of the Equity Exchange, there was $45.7 million in incremental stock-based compensation expense from the modification accounting. That amount, as well as the remaining unrecognized expense associated with the Exchanged Awards at the time of the exchange, began to be recognized on a straight-line basis over the requisite service period for the new RSUs, adjusted as needed for those new RSUs issued for certain Exchanged Awards whose per share exercise prices were lower than the Company’s stock price at the exchange date. The requisite service periods for the new RSUs was determined by the per share exercise price of the corresponding Exchanged Awards, ranging from two to three years.
Restricted stock units and performance-based restricted stock units— The fair value of RSUs and PSUs are determined using the fair value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for RSUs with service-based vesting conditions on a straight-line basis over the requisite service period for each award, which typically vest over a three or four-year period. Management estimates the number of PSUs that are expected to vest based on the anticipated achievement of the specified performance metrics. If the performance-based vesting condition is considered probable of being achieved, the Company recognizes expense over the requisite service period based on the probable outcome of achievement. If the performance goals are not met, or are considered improbable, no compensation cost is recognized, and any previously recognized compensation cost is reversed.

During the first quarter of 2023, the Company granted 645,833 PSUs to certain executives at target. Each PSU conveys a right to receive one share of the Company’s common stock on the date it vests, provided that the number of PSUs that will ultimately vest may vary from 0% to 150% of target based upon the achievement of the corporate performance metric at the end of the performance period. One quarter of the eligible PSUs vest upon certification of the corporate performance metric by the Board of Directors’ compensation committee in the first quarter of 2024, and the remaining 75% will vest equally over the following 12 quarters thereafter, subject to continual service by the grantee. Total stock-based compensation expense to be recognized may fluctuate during the performance period due to changes in forecasted achievement. The corporate performance metric associated with these awards was considered probable of being achieved since the grant date, and, as of December 31, 2023, management calculated a payout rate equal to 70% of the number of target shares granted based on actual attainment of the metric.

A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	16,178,101	$17.37	—	$—
Granted	8,159,808	$9.86	645,833	$8.89
Released	(6,134,641)	$16.42	—	$—
Canceled	(2,433,691)	$15.93	—	$—
Unvested - December 31, 2023	15,769,577	$14.07	645,833	$8.89
The weighted-average grant date fair value of RSUs that were granted during the fiscal years ended December 31, 2022 and 2021, was $13.79 and $27.64, respectively. No PSUs were granted prior to the fiscal year ended December 31, 2023.
The aggregate fair value of RSUs that vested during the fiscal years ended December 31, 2023 and 2022 was $68.4 million and $50.7 million, respectively. No RSUs vested during the fiscal year ended December 31, 2021.
As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested RSUs was $192.4 million, which will be recognized over a weighted average period of 2.7 years.
As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested PSUs was $2.0 million, which will be recognized over a weighted average period of 1.4 years.

Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.
The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2022	10,283,771	$4.18	6.38	$66,234
Granted	—	—
Exercised	(5,477,153)	3.29
Canceled	(235,597)	7.58
Balance - December 31, 2023	4,571,021	$5.08	3.23	$44,309
Vested & expected to vest as of December 31, 2023	4,571,021	$5.08	3.23	$44,309
Exercisable as of December 31, 2023	4,405,278	$4.96	3.23	$43,157
There were no stock options granted during the fiscal years ended December 31, 2023 or 2022. The weighted average grant date fair value of stock options granted during the fiscal year ended December 31, 2021, was $16.01 per share.
Total aggregate intrinsic value of options exercised during the fiscal years ended December 31, 2023, 2022, and 2021 was $45.6 million, $13.7 million, and $59.7 million, respectively.
The decrease in weighted average remaining contractual term during the fiscal year ended December 31, 2023, is due to stock options held by the Company’s former CEO, Mr. Coccari, which will expire if not exercised by the end of the 90-day post-termination exercise window that begins upon completion of his transition agreement in February 2024.
As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested stock options was immaterial.
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

Fiscal Year Ended December 31,
2021
Risk-free interest rate	1.0%
Expected volatility	60.5%
Expected life (in years)	6.0
Expected dividend yield	—%
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

The following is a summary of activity for SARs under the Equity Incentive Plans:

	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2022	81,770	$5.44	6.90	$418
Granted	—	—
Exercised	(67,781)	5.30
Canceled	(9,289)	6.58
Balance - December 31, 2023	4,700	$5.11	5.98	$45
Vested & expected to vest as of December 31, 2023	4,700	$5.11	5.98	$45
Exercisable as of December 31, 2023	4,558	$5.06	5.97	$44
There were no SARs granted during the fiscal years ended December 31, 2023 or 2022. The weighted average grant date fair value of SARs granted during the fiscal year ended December 31, 2021, was $22.47 per share.
Total aggregate intrinsic value of SARs exercised during the fiscal year ended December 31, 2023 was $0.3 million and immaterial during the fiscal years ended December 31, 2022 and 2021.
As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested SARs was immaterial.
The Company estimates the fair value of stock-based compensation for SARs by utilizing the Black-Scholes option-pricing model as described above. The calculation of grant date fair value was based on the following weighted average assumptions:

Fiscal Year Ended December 31,
2021
Risk-free interest rate	1.5%
Expected volatility	60.9%
Expected life (in years)	6.2
Expected dividend yield	—%

Performance-based stock options— Under the Equity Incentive Plans, the Company may grant share-based awards whose vesting is contingent on meeting various departmental or company-wide performance goals, such as the achievement of certain sales targets or an IPO event, in lieu of or in addition to a service-based vesting condition (“Performance-Based Options”). Such awards are generally granted with an exercise price equal to the fair market value of the underlying common stock share on the date of grant and have a contractual term of 10 years. If vesting is dependent on satisfying a performance condition that is probable of being achieved, the Company estimates the expected term as the midpoint between the time at which the performance conditions are probable of being satisfied and the contractual term of the award. If vesting is dependent on satisfying a performance condition that is not probable of being achieved and the service period is not explicitly stated, the Company estimates the expected term as the contractual term. The remaining inputs to the Black-Scholes option pricing model used to determine grant date fair value, including risk-free interest, expected volatility, and expected dividend yield, are calculated using the same method as that used for stock options with service-based vesting conditions. Grants for Performance-Based Options are made out of the same pool of stock options available for future issuance under the Equity Incentive Plans.

Compensation expense for Performance-Based Options is based on the grant date fair market value. The Company recognizes expense for Performance-Based Options having either (a) multiple performance-based vesting conditions, or (b) performance and graded service-based vesting conditions, by separately attributing each vesting tranche of the award over the requisite service period applicable to each vesting condition. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified performance goals. If the performance-based vesting condition is considered probable of being achieved, the Company recognizes expense over the remaining service period based on the probable outcome of achievement. If the performance goals are not met, no compensation cost is recognized, and any previously recognized compensation cost is reversed. For awards with both performance and service-based vesting conditions where the performance condition is considered improbable of being achieved, the Company does not recognize expense until the performance condition is satisfied, after which time expense is recognized over the requisite service period.

The Company had one Performance-Based Option outstanding as of December 31, 2023.The following table summarizes the activities of Performance-Based Options under the Equity Incentive Plans:

	Performance-Based Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2022	50,000	$3.06	5.58	$375
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance - December 31, 2023	50,000	$3.06	4.58	$584
Vested & expected to vest as of December 31, 2023	50,000	$3.06	4.58	$584
Exercisable as of December 31, 2023	26,041	$3.06	4.58	$304

As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested Performance-Based Options was immaterial.

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
On each exercise date, eligible employees will purchase the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the enrollment date or (ii) the exercise date. During the fiscal year ended December 31, 2023, 1,029,344 shares of common stock were issued under the ESPP.

In the event that the fair market value per share of the Company’s common stock at the end of a six-month purchase period is lower than the fair market value per share at the first day of the related offering period, the plan’s reset provision cancels the current offering period immediately after the purchase date and automatically re-enrolls participants in a new offering period. During the fiscal years ended December 31, 2023 and 2022, ESPP resets resulted in total modification charges of $5.9 million and $3.4 million, respectively, to be recognized on a straight-line basis over the new, respective offering periods.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the grant date fair value of employee stock purchase rights granted under new ESPP offering periods in each year:

	Fiscal Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.6%	3.5%	0.3%
Expected volatility	68.6%	68.5%	61.2%
Expected life (in years)	1.6	1.2	1.2
Expected dividend yield	—%	—%	—%

As of December 31, 2023, total unrecognized compensation cost for the ESPP was $8.1 million, which will be recognized over a weighted average period of 1.5 years.
Other equity transactions— During the fiscal year ended December 31, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. As a result, the Company will recognize $2.1 million in total stock-based compensation expense on a straight line basis from August 2021 through August 2024.
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
Additionally, during the fiscal year ended December 31, 2021, the Company waived its right of first refusal and transfer restrictions with respect to certain transfers of outstanding common stock. Where the Company has concluded that such transfers included a deemed compensatory element as a result of both the Company’s role in facilitating the transfers and the buyers of the shares transferred having a pre-existing economic interest in the Company’s equity, the Company recorded stock-based compensation expense for the difference between the price paid and the fair market value on the date of the transaction. The Company recorded $4.0 million of stock-based compensation expense for such transactions during the fiscal year ended December 31, 2021.

Total stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Cost of revenue	$7,006	$5,360	$1,623
Sales and marketing	30,859	29,054	8,637
Research and development	26,301	20,850	6,816
General and administrative	30,672	26,029	17,604
Restructuring charges	1,208	—	—
Total stock-based compensation expense	$96,046	$81,293	$34,680

The Company capitalized $9.0 million and $5.8 million of $2.5 million of stock-based compensation expense as capitalized software during the fiscal years ended December 31, 2023, 2022, and 2021, respectively.

13. Net loss per share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Fiscal Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(107,294)	$(153,875)	$(80,026)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	150,098,776	140,873,504	54,972,827
Net loss per share attributable to common stockholders
Basic and diluted	$(0.71)	$(1.09)	$(1.46)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders calculations, because the impact of including them would have been anti-dilutive:

	Fiscal Year Ended December 31,
	2023	2022	2021
RSUs, PSUs, and restricted stock	16,240,802	16,218,968	2,606,351
Stock options	4,621,021	10,333,771	20,342,259
Contingently issuable shares under ESPP	105,280	116,601	60,880
Total potentially dilutive securities	20,967,103	26,669,340	23,009,490

14. Segment and geographic information
The Company’s Chief Executive Officer is its CODM. The CODM reviews separate financial information presented for the Company’s two segments, Enterprise and Consumer, in order to allocate resources and evaluate the Company’s financial performance.
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

Financial information for each reportable segment was as follows (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
Revenue
Enterprise	$420,646	$314,038	$186,954
Consumer	308,291	315,059	328,703
Total revenue	728,937	629,097	515,657

Segment cost of revenue
Enterprise	137,227	104,577	63,984
Consumer	144,525	149,254	159,342
Total segment cost of revenue	281,752	253,831	223,326

Segment gross profit
Enterprise	283,419	209,461	122,970
Consumer	163,766	165,805	169,361
Total segment gross profit	447,185	375,266	292,331

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	17,497	12,586	9,293
Amortization of intangible assets	2,900	2,900	1,022
Depreciation	443	643	760
Stock-based compensation	7,006	5,360	1,623
Total reconciling items	27,846	21,489	12,698
Total gross profit	$419,339	$353,777	$279,633

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Fiscal Year Ended December 31,
	2023	2022	2021
North America	$291,655	$256,547	$199,268
Europe, Middle East, Africa	221,699	189,618	168,612
Asia Pacific	163,747	137,829	107,924
Latin America	51,836	45,103	39,853
Total revenue	$728,937	$629,097	$515,657
During the fiscal years ended December 31, 2023, 2022, and 2021, the United States was the only country to exceed 10% of the Company’s total revenue.

Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	December 31,	December 31,
	2023	2022
North America	$7,007	$12,782
Rest of world	3,109	5,556
Total long-lived assets	$10,116	$18,338

15. Restructuring charges

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

Restructuring charges are presented as separate operating expenses within the Company’s consolidated statements of operations. The following table summarizes the activity related to the restructuring liability recorded in accrued compensation and benefits in the accompanying consolidated balance sheets (in thousands):

Beginning balance— January 1, 2023	$—
Restructuring charges	9,055
Settlements	(9,055)
Ending balance— December 31, 2023	$—

16. Subsequent events
On February 14, 2024, the Company’s Board of Directors approved a share repurchase program (the “Repurchase Program”) with authorization to purchase up to $100 million of Udemy common stock. The Company may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company plans to fund the Repurchase Program with existing cash and cash equivalents.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
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
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Udemy, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Udemy, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.
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
San Francisco, California
February 26, 2024

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the last fiscal quarter, the following officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:
On December 15, 2023, Eren Bali, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 1,230,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be March 15, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until February 28, 2025, or earlier if all transactions under the trading arrangement are completed.
Other than as set forth above, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K during the last fiscal quarter.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023. Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of our corporate governance guidelines and code of business conduct and ethics are available on our website at https://investors.udemy.com/corporate-governance/governance-documents. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting that information on our website address specified above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

PART IV.
Item 15. Exhibit and Financial Statement Schedules
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are herein incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40956	3.2	February 27, 2023

4.1	Fifth Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated November 13, 2020	S-1	333-260042	4.1	October 5, 2021

4.2	Form of Common Stock Certificate of the Registrant	S-1	333-260042	4.2	October 5, 2021

4.3	Description of Common Stock of the Registrant	10-K	001-40956	4.3	February 27, 2023

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-260042	10.1	October 5, 2021

10.2	2010 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-260042	10.2	October 5, 2021

10.3	2021 Equity Incentive Plan, as amended and restated	10-Q	001-40956	10.1	May 3, 2023

10.4	Form of Performance-Based Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan	10-Q	001-40956	10.2	May 3, 2023

10.5	2021 Employee Stock Purchase Plan, as amended and restated, and forms of agreements thereunder	S-1/A	333-260042	10.4	October 25, 2021

10.6	Employee Incentive Compensation Plan	S-1	333-260042	10.5	October 5, 2021

10.7	Outside Director Compensation Policy*

10.8	Confirmatory Employment Letter by and between the Registrant and Greg Brown	8-K	001-40956	10.2	January 9, 2023

10.9	Confirmatory Employment Letter by and between the Registrant and Sarah Blanchard	S-1	333-260042	10.8	October 5, 2021

10.10	Confirmatory Employment Letter by and between the Registrant and Venu Venugopal	S-1	333-260042	10.9	October 5, 2021

10.11	Confirmatory Employment Letter by and between the Registrant and Prasad Raje	10-Q	001-40956	10.1	November 2, 2023

10.12	Confirmatory Employment Letter by and between the Registrant and Genefa Murphy	10-Q	001-40956	10.2	August 3, 2023

10.13	Confirmatory Employment Letter by and between the Registrant and Stephanie Stapleton Sudbury	10-Q	001-40956	10.3	May 3, 2023

10.14	Confirmatory Employment Letter by and between the Registrant and Karen Fascenda	10-K	001-40956	10.13	February 27, 2023

10.15	Confirmatory Employment Letter by and between the Registrant and Kenneth Hirschman	10-K	001-40956	10.14	February 27, 2023

10.16	Confirmatory Employment Letter by and between the Registrant and Richard Qiu	10-K	001-40956	10.15	February 27, 2023

10.17	Form of Change in Control and Severance Agreement between the Registrant and its executive officers*

21.1	List of subsidiaries	10-K	001-40956	21.1	February 27, 2023

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Powers of Attorney (contained on signature page)

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

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Amended and Restated Clawback Policy*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
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

Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Udemy, Inc.

Date: February 26, 2024	By:	/s/ Greg Brown
Greg Brown
President and Chief Executive Officer

Date: February 26, 2024	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Greg Brown and Sarah Blanchard, and each one of them, as his, her, or their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Brown	President, Chief Executive Officer and Director	February 26, 2024
Greg Brown

/s/ Sarah Blanchard	Chief Financial Officer	February 26, 2024
Sarah Blanchard	Principal Financial and Accounting Officer

/s/ Sohaib Abbasi	Chairperson of the Board of Directors	February 26, 2024
Sohaib Abbasi

/s/ Eren Bali	Director	February 26, 2024
Eren Bali

/s/ Heather Hiles	Director	February 26, 2024
Heather Hiles

/s/ Jeffrey Lieberman	Director	February 26, 2024
Jeffrey Lieberman

/s/ Lydia Paterson	Director	February 26, 2024
Lydia Paterson

/s/ Natalie Schechtman	Director	February 26, 2024
Natalie Schechtman