Form 10-Q
period 2024-03-31
Udemy, Inc.
filed 2024-05-06
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                      Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 1, 2024, 153,104,397 shares of the registrant’s common stock were outstanding.

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

PART I.
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$256,807	$305,564
Restricted cash, current	3,329	3,329
Marketable securities	173,883	171,372
Accounts receivable, net	99,765	92,555
Prepaid expenses and other current assets	25,610	20,924
Deferred contract costs, current	44,032	38,584
Total current assets	603,426	632,328
Property and equipment, net	4,068	4,439
Capitalized software, net	32,096	31,388
Operating lease right-of-use assets	4,205	5,691
Restricted cash, non-current	100	659
Deferred contract costs, non-current	34,382	35,790
Strategic investments	10,311	10,311
Intangible assets, net	4,268	5,223
Goodwill	12,646	12,646
Other assets	2,952	2,721
Total assets	$708,454	$741,196
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,078	$2,506
Accrued expenses and other current liabilities	30,540	27,778
Content costs payable	35,372	40,277
Accrued compensation and benefits	20,151	24,332
Operating lease liabilities, current	3,581	5,825
Deferred revenue, current	315,563	279,414
Total current liabilities	408,285	380,132
Operating lease liabilities, non-current	945	1,124
Deferred revenue, non-current	2,340	3,000
Other liabilities, non-current	390	48
Total liabilities	411,960	384,304
Note 7 – Commitments and contingencies
Stockholders' equity:
Common stock, $0.00001 par value - 950,000,000 shares authorized; 153,591,721 and 157,166,360 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively.	2	2
Additional paid-in capital	1,034,603	1,076,508
Accumulated other comprehensive income (loss)	(74)	80
Accumulated deficit	(738,037)	(719,698)
Total stockholders’ equity	296,494	356,892
Total liabilities and stockholders' equity	$708,454	$741,196
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$196,846	$176,430
Cost of revenue	76,282	76,701
Gross profit	120,564	99,729
Operating expenses
Sales and marketing	87,301	79,657
Research and development	31,223	30,887
General and administrative	24,769	26,334
Restructuring charges	—	10,128
Total operating expenses	143,293	147,006
Loss from operations	(22,729)	(47,277)
Other income (expense)
Interest income	5,728	4,322
Interest expense	(3)	(390)
Other expense, net	(308)	(142)
Total other income, net	5,417	3,790
Net loss before taxes	(17,312)	(43,487)
Income tax provision	(1,027)	(1,057)
Net loss	$(18,339)	$(44,544)
Net loss per share
Basic and diluted	$(0.12)	$(0.31)
Weighted-average shares used in computing net loss per share
Basic and diluted	156,570,426	145,737,709
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(18,339)	$(44,544)
Other comprehensive income (loss):
Foreign currency translation loss, net of tax	(52)	(11)
Change in unrealized gain (loss) on marketable securities, net of tax	(102)	148
Total other comprehensive income (loss)	(154)	137
Comprehensive loss	$(18,493)	$(44,407)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	157,166,360	$2	$1,076,508	$80	$(719,698)	$356,892
Stock-based compensation	—	—	25,066	—	—	25,066
Exercise of stock options	780,998	—	252	—	—	252
Vesting of restricted stock units	1,748,589	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,142,081)	—	(11,712)	—	—	(11,712)
Repurchases of common stock	(4,962,145)	—	(55,511)	—	—	(55,511)
Other comprehensive income (loss)	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	(18,339)	(18,339)
Balance—March 31, 2024	153,591,721	$2	$1,034,603	$(74)	$(738,037)	$296,494

Balance—December 31, 2022	145,013,786	$1	$951,946	$(233)	$(612,404)	$339,310
Stock-based compensation	—	—	28,733	—	—	28,733
Exercise of stock options	355,516	—	1,449	—	—	1,449
Vesting of restricted stock units	1,257,722	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	137	—	137
Net loss	—	—	—	—	(44,544)	(44,544)
Balance—March 31, 2023	146,627,024	$1	$982,128	$(96)	$(656,948)	$325,085
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,339)	$(44,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,483	5,786
Amortization of deferred contract costs	14,041	10,508
Stock-based compensation	22,705	26,283
Allowance for credit losses	743	301
Accretion of marketable securities	(2,300)	(1,815)
Non-cash operating lease expense	1,487	1,572
Other	215	375
Changes in operating assets and liabilities:
Accounts receivable	(7,954)	7,805
Prepaid expenses and other assets	(5,046)	(2,434)
Deferred contract costs	(18,081)	(17,302)
Accounts payable, accrued expenses and other liabilities	(1,145)	(4,499)
Content costs payable	(4,906)	(2,292)
Operating lease liabilities	(2,423)	(1,759)
Deferred revenue	35,489	2,120
Net cash provided by (used in) operating activities	20,969	(19,895)
Cash flows from investing activities:
Purchases of marketable securities	(89,462)	(58,463)
Proceeds from maturities of marketable securities	89,150	42,500
Purchases of property and equipment	(197)	(100)
Capitalized software costs	(3,261)	(3,256)
Net cash used in investing activities	(3,770)	(19,319)
Cash flows from financing activities:
Net proceeds from exercise of stock options	313	1,180
Taxes paid related to net share settlement of equity awards	(11,634)	—
Repurchases of common stock	(55,144)	—
Net cash provided by (used in) financing activities	(66,465)	1,180

Effect of foreign exchange rates on cash flows	(50)	(18)

Net decrease in cash, cash equivalents and restricted cash	(49,316)	(38,052)
Cash, cash equivalents and restricted cash—Beginning of period	309,552	317,314
Cash, cash equivalents and restricted cash—End of period	$260,236	$279,262

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$256,807	$275,633
Restricted cash, current	3,329	—
Restricted cash, non-current	100	3,629
Total cash, cash equivalents and restricted cash	$260,236	$279,262

Supplemental disclosures of cash flow information:
Interest paid	$—	$488
Income taxes paid	$71	$44

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$2,306	$2,305
Net change in unrealized gain (loss) on marketable securities	$(102)	$149
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

Segment information— The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three months ended March 31, 2024 and 2023, the Company operated under two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 12 – Segment and geographic information.

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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had one customer, a reseller partner for the Enterprise segment, who accounted for more than 10% of accounts receivable as of March 31, 2024. The Company had no customers who accounted for more than 10% of total accounts receivable as of December 31, 2023. No customer accounted for more than 10% of total revenue during the three months ended March 31, 2024 or 2023.

Summary of significant accounting policies— There have been no significant changes to the policies as disclosed in Note 2 – Summary of significant accounting policies of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 26, 2024 (the “Annual Report”).
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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Three Months Ended March 31, 2024	$1,270	$743	$(413)	$1,600
Three Months Ended March 31, 2023	$1,528	$301	$(213)	$1,616
Recently Adopted Accounting Pronouncements Adopted in 2024
There are no recently issued accounting pronouncements that were adopted by the Company during the three months ended March 31, 2024.
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
3. Revenue recognition

Deferred revenue— Revenue recognized for the three months ended March 31, 2024, from amounts included in deferred revenue as of December 31, 2023, was $143.2 million. Revenue recognized for the three months ended March 31, 2023, from amounts included in deferred revenue as of December 31, 2022, was $134.6 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	March 31,	December 31,	December 31,
	2024	2023	2022
Deferred revenue:
Enterprise	$255,886	$220,127	$219,030
Consumer	62,017	62,287	59,249
Total deferred revenue	$317,903	$282,414	$278,279

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to deferred revenue as well as unbilled revenue from multi-year Enterprise subscription contracts with future installment payments, as well as unearned revenue from Consumer single course purchases and subscriptions at the end of any given period. As of March 31, 2024, the aggregate transaction price for remaining performance obligations was $555.3 million, of which 72% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Three Months Ended March 31, 2024	$74,374	$18,081	$(14,041)	$78,414
Three Months Ended March 31, 2023	$65,645	$17,302	$(10,508)	$72,439

4. Investments and fair value measurements

The Company’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis within the fair value hierarchy are as follows (in thousands):

As of March 31, 2024	Level 1	Level 2	Level 3
Current assets:
Cash equivalents:
Money market funds	$217,979	$—	$—

Marketable securities:
U.S. government securities	$—	$173,883	$—

Non-current assets:
Strategic investments	$—	$—	$10,311

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$22

As of December 31, 2023	Level 1	Level 2	Level 3
Current assets:
Cash equivalents:
Money market funds	$266,692	$—	$—

Marketable securities:
U.S. government securities	$—	$171,372	$—

Non-current assets:
Strategic investments	$—	$—	$10,311

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$48
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
The changes in the fair value of Level 3 financial instruments, of which remeasurement of SARs and impairment of strategic investments are recognized in the consolidated statements of operations, was immaterial for the three months ended March 31, 2024.
The Company evaluates its strategic investments for impairment at each reporting period. This evaluation consists of several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. No impairment losses were recorded in the three months ended March 31, 2024 or 2023.

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

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of March 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$38,828	$—	$—	$38,828
Money market funds	217,979	—	—	217,979
Total cash and cash equivalents	256,807	—	—	256,807
Marketable securities:
U.S. government securities	173,909	2	(28)	173,883
Total cash, cash equivalents, and marketable securities	$430,716	$2	$(28)	$430,690

As of December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$38,872	$—	$—	$38,872
Money market funds	266,692	—	—	266,692
Total cash and cash equivalents	305,564	—	—	305,564
Marketable securities:
U.S. government securities	171,296	76	—	171,372
Total cash, cash equivalents, and marketable securities	$476,860	$76	$—	$476,936

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	March 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
U.S. government securities	$121,365	$(28)	$—	$—
Total securities in an unrealized loss position	$121,365	$(28)	$—	$—

Realized gains and losses reclassified from accumulated other comprehensive loss to other income, net were zero for the three months ended March 31, 2024 and 2023.
No securities had been in a continuous unrealized loss position for twelve months or longer as of March 31, 2024 or December 31, 2023. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of March 31, 2024 and December 31, 2023, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of March 31, 2024, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Leasehold improvements	$19,064	$19,064
Computers and equipment	7,945	7,770
Furniture and fixtures	4,705	4,705
Purchased software	383	383
Total property and equipment	32,097	31,922
Less accumulated depreciation and amortization	(28,029)	(27,483)
Property and equipment, net	$4,068	$4,439
Depreciation expense was $0.7 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2022
Capitalized software	$90,659	$85,160
Less accumulated amortization	(58,563)	(53,772)
Capitalized software, net	$32,096	$31,388
Amortization expense of capitalized software was $4.8 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

Remainder of 2024	$13,341
2025	12,738
2026	5,680
2027	337
Total expected amortization	$32,096

Intangible assets, net and goodwill— As of March 31, 2024, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(2,386)	$3,114
Vendor relationships	3 years	4,500	(3,903)	597
Developed technology	3 years	4,200	(3,643)	557
Tradename	2 years	900	(900)	—
Total		$15,100	$(10,832)	$4,268

As of December 31, 2023, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(2,156)	$3,344
Vendor relationships	3 years	4,500	(3,528)	972
Developed technology	3 years	4,200	(3,293)	907
Tradename	2 years	900	(900)	—
Total		$15,100	$(9,877)	$5,223

Amortization expense of intangible assets was $1.0 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

The expected future amortization expense for intangible assets as of March 31, 2024 was as follows (in thousands):

Remainder of 2024	$1,840
2025	917
2026	917
2027	594
Total expected amortization	$4,268

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of March 31, 2024.

The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the three months ended March 31, 2024 and 2023, respectively.

6. Leases
The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2026. The Company recognized the following amounts related to its operating leases in its condensed consolidated statements of operations and cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$1,550	$1,670
Variable lease costs	$245	$314
Cash paid for amounts included in the measurement of operating lease liabilities	$2,461	$1,923

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of March 31, 2024, were as follows (in thousands):

Remainder of 2024	$3,436
2025	809
2026	410
Gross lease payments	4,655
Less imputed interest	(129)
Present value of operating lease liabilities	$4,526
7. Commitments and contingencies
Noncancellable purchase commitments— The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising and sponsorship vendors that are noncancellable. The Company had $48.0 million worth of future minimum payments under noncancellable purchase commitments with remaining terms in excess of one year as of March 31, 2024, which are expected to be paid through 2026.
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
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accrued expenses and other current liabilities caption of the accompanying condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023.

8. Income taxes
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

The Company had an effective tax rate of (5.93)% and (2.43)% for the three months ended March 31, 2024 and 2023, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.

As of March 31, 2024 and December 31, 2023, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.
The Company is subject to taxation in the U.S. and various foreign jurisdictions. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through 2023. There are currently no income tax audits underway by U.S. federal or state tax authorities. In October 2023, the Company’s subsidiary, Udemy India LLP received a tax notice from the India Income Tax Department, for the fiscal year ended March 31, 2021. The notice challenged the transfer pricing methodology used by Udemy India LLP. At this time, the amount of the proposed tax assessment is not reasonably estimable. The Company believes the proposed adjustment is without merit and will vigorously defend its position; however, it could take a number of years to reach resolution of this matter.

9. Related party transactions
Naspers Ltd. (“Naspers”), through an investment entity controlled by Prosus N.V. (“Prosus”), beneficially owns more than 5% of the Company’s outstanding capital stock. A current member of the Company’s Board of Directors is the Chief Executive Officer of a Prosus operating subsidiary, OLX Global B.V. A former member of the Company’s Board of Directors, who resigned in September 2022, was an executive officer of Prosus. Naspers and certain entities directly and indirectly controlled by Naspers are customers of the Company’s Enterprise subscription offering. The Company recorded $0.4 million and $0.3 million of revenue during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had $0.1 million and an immaterial accounts receivable balances with these customers, respectively.
Insight Partners, where a member of the Company’s Board of Directors is a Managing Director, has certain affiliates who are customers of the Company’s Enterprise subscription offering. The Company recorded $0.2 million of revenue from services provided to these customers during the three months ended March 31, 2024. As of March 31, 2024, the Company had an immaterial accounts receivable balance with these customers. The Company had an accounts receivable balance of $0.2 million with these customers as of December 31, 2023. Insight Partners is also affiliated with certain vendors that the Company has contracted to provide technology and software solutions. The Company recorded $0.2 million of expense during both the three months ended March 31, 2024 and 2023, respectively. The Company had an accounts payable balance of $0.2 million with these vendors as of March 31, 2024. There was an immaterial accounts payable balance as of December 31, 2023.
Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering. The Company recorded $0.1 million of revenue during each of the three months ended March 31, 2024 and 2023. The Company had no accounts receivable balance with these customers as of March 31, 2024. As of December 31, 2023, the Company had an accounts receivable balance with these customers of $0.4 million.

10. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of March 31, 2024 and December 31, 2023, there were zero shares issued and outstanding.

Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	March 31,	December 31,
	2024	2023
2010 Equity Incentive Plan:
Stock options outstanding	3,796,330	4,621,021
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	16,212,578	16,738,309
Shares available for future issuance under:
2021 Equity Incentive Plan	11,914,929	4,093,695
2021 Employee Stock Purchase Plan	3,922,466	2,350,803
Total shares of common stock reserved	35,846,303	27,803,828
(1) For those PSUs in their respective performance periods, the number of shares reserved for issuance is based on the maximum achievement of the corporate performance metrics.
Share repurchase program— On February 14, 2024, the Company’s Board of Directors approved a share repurchase program (the “Repurchase Program”) with authorization to purchase up to $100 million of Udemy common stock. The Company may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock.
Shares repurchased by the Company are accounted for on the settlement date. Upon settlement, repurchased shares are immediately retired and no longer considered issued or outstanding. The total cost to repurchase shares includes any direct costs incurred, including broker commissions and excise taxes, and is recorded as a reduction to additional paid in capital in the condensed consolidated balance sheets. During the three months ended March 31, 2024, the Company repurchased 4,962,145 shares for an aggregate total of $55.5 million.
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
On January 1, 2024, the shares available for future grants under the 2021 Plan automatically increased by 7,858,318 pursuant to the above evergreen provision of the 2021 Plan.

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

Each PSU conveys a right to receive one share of the Company’s common stock on the date it vests, provided that the number of PSUs that will ultimately vest may vary based upon achievement of the corporate performance metrics at the end of the performance period. During the performance period, Management estimates the number of PSUs that are expected to vest based on the anticipated achievement. If the performance-based vesting condition is considered probable of being achieved, the Company recognizes expense over the requisite service period based on the probable outcome of achievement. If the performance goals are not met, or are considered improbable, no compensation cost is recognized, and any previously recognized compensation cost is reversed. Total stock-based compensation expense to be recognized may fluctuate during the performance period due to changes in forecasted achievement.

During the three months ended March 31, 2024, the Company granted 553,568 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One quarter of the eligible PSUs vest upon certification of the corporate performance metrics by the Board of Directors’ compensation committee in the first quarter of 2025, and the remaining 75% will vest equally over the following 12 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of March 31, 2024, the Company estimated a payout rate of 80% of target based on forecasted achievement.

During the three months ended March 31, 2023, the Company granted 645,833 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. In February 2024, the Board of Directors’ compensation committee certified actual achievement against target of 70%. As a result, 450,170 shares were awarded to the grantees, of which one quarter vested in the quarter of certification, while the remaining 75% will vest equally over the following 12 quarters, subject to continual service by the grantee. The difference in the number of shares granted at target and the shares certified by the Board based on actual achievement were canceled and returned to the pool of available for future issuance under the 2021 Plan.

A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding(1)	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	15,769,577	$14.07	645,833	$8.89
Granted	1,422,785	11.31	553,568	10.98
Released	(1,636,044)	15.41	(112,545)	8.89
Canceled	(511,688)	17.51	(195,663)	8.89
Unvested - March 31, 2024	15,044,630	$13.55	891,193	$10.19
Awards vested, not yet released - March 31, 2024	3,642	$10.98	—	$—
(1) Canceled PSU shares consist of the difference in the number of shares granted at target in 2023 and the shares certified by the Board based on actual achievement.
As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $180.8 million, which will be recognized over a weighted average period of 2.6 years.
As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested PSUs was $6.3 million, which will be recognized over a weighted average period of 2.0 years.
Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.
The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2023	4,571,021	$5.08	3.23	$44,309
Granted	—	—
Exercised	(780,998)	4.03
Canceled	(43,693)	7.67
Balance - March 31, 2024	3,746,330	$5.27	3.46	$21,653
Vested & expected to vest as of March 31, 2024	3,746,330	$5.27	3.46	$21,653
Exercisable as of March 31, 2024	3,718,691	$5.21	3.44	$21,642
As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options was immaterial.
Stock appreciation rights— There have been no other changes to the Company’s SARs compared to those described in Note 12— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.
During the three months ended March 31, 2024, 1,558 SARs were exercised at an exercise price of $6.58. As of March 31, 2024, there were 3,000 outstanding SARs worth an immaterial total fair value.

Performance-based stock options— There have been no other changes to the Company’s performance-based stock options compared to those described in Note 12— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.
As of March 31, 2024, there were 50,000 performance-based stock options outstanding, of which 29,166 were exercisable. As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested Performance-Based Options was immaterial.

Employee stock purchase plan— The 2021 Employee Stock Purchase Plan (the “ESPP”) became effective on October 29, 2021. The Company initially reserved 2,800,000 shares of the Company's common stock under the ESPP. Shares reserved for issuance shall increase on the first day of the fiscal year, beginning in fiscal 2023, in an amount equal to the least of 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, three times the initial number of shares reserved under the ESPP, or a lesser amount determined by the Company’s Board of Directors or compensation committee. On January 1, 2024, the shares available for future grants under the ESPP automatically increased by 1,571,663 pursuant to the above evergreen provision of the 2021 ESPP.

As of March 31, 2024, total unrecognized compensation cost for the ESPP was $6.4 million, which will be recognized over a weighted average period of 1.2 years.

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,657	$1,593
Sales and marketing	7,341	7,277
Research and development	6,675	6,294
General and administrative	7,032	9,911
Restructuring charges	—	1,208
Total stock-based compensation expense	$22,705	$26,283

The Company capitalized $2.3 million of stock-based compensation expense as capitalized software during both the three months ended March 31, 2024 and 2023, respectively.

11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(18,339)	$(44,544)
Denominator:
Weighted-average shares used in computing net loss per share
Basic and diluted	156,570,426	145,737,709
Net loss per share
Basic and diluted	$(0.12)	$(0.31)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
RSUs, PSUs, and restricted stock	15,836,298	17,431,152
Stock options	3,796,330	9,925,732
Contingently issuable shares under ESPP	445,934	550,259
Total potentially dilutive securities	20,078,562	27,907,143

12. Segment and geographic information
The Company’s Chief Executive Officer is its CODM. The CODM reviews separate financial information presented for the Company’s two segments, Enterprise and Consumer, in order to allocate resources and evaluate the Company’s financial performance.

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Enterprise	$117,640	$95,242
Consumer	79,206	81,188
Total revenue	196,846	176,430

Segment cost of revenue
Enterprise	32,998	32,867
Consumer	35,998	37,496
Total segment cost of revenue	68,996	70,363

Segment gross profit
Enterprise	84,642	62,375
Consumer	43,208	43,692
Total segment gross profit	127,850	106,067

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	4,791	3,903
Amortization of intangible assets	725	725
Depreciation	113	117
Stock-based compensation	1,657	1,593
Total reconciling items	7,286	6,338
Total gross profit	$120,564	$99,729

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended March 31,
	2024	2023
North America	$77,221	$71,707
Europe, Middle East, Africa	61,357	54,551
Asia Pacific	44,878	38,159
Latin America	13,390	12,013
Total revenue	$196,846	$176,430
During the three months ended March 31, 2024 revenue from the United States and Japan each exceeded 10% of the Company’s total revenue. During the three months ended March 31, 2023, the United States was the only country to exceed 10% of the Company’s total revenue.

Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	March 31,	December 31,
	2024	2023
North America	$5,528	$7,007
Rest of world	2,739	3,109
Total long-lived assets	$8,267	$10,116

13. Restructuring charges
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

14. Subsequent events
In April 2024, the Company repurchased and immediately retired an aggregate of 757,068 shares of common stock for $8.1 million, pursuant to the Repurchase Program as discussed in Note 10 – Stockholders' equity.
On May 2, 2024, the Company’s Board of Directors authorized an additional $50 million under the Repurchase Program as discussed in Note 10 – Stockholders' equity.

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
Udemy’s consumer marketplace has attracted nearly 71 million learners in over 180 countries who are looking for the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. We curate the highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer effective on-demand learning for employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development. Our network of over 75,000 instructors have created over 220,000 courses in 74 languages that cover a wide range of topics, including technology, business, soft skills, and personal development.
Share repurchase
On February 14, 2024, our Board of Directors approved a share repurchase program (the “Repurchase Program”) with authorization to purchase up to $100 million of Udemy common stock. We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.
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

Our efforts to grow our existing relationships with our consumer learners are focused on increasing their engagement and converting free learners first into purchasers of individuals courses, and then into subscribers. New learners to our platform may first engage with our free courses, which serve as a funnel to grow our total learner base and drive purchases and referrals to our paid offerings.
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
We view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages. Our ability to expand the instructor payment pool while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three months ended March 31, 2024.
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

Ability to expand our international footprint
We currently generate a significant portion of our revenue outside North America. We see a significant opportunity to expand our offerings into regions with large underserved adult learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth and expand our international operations as part of our strategy to grow our customer and learner base, particularly among our UB customers. We also plan to continue investing in strategic partnerships that either extend our marketing reach or the capabilities and reach of our global go-to-market sales team. Our success in certain markets depends on strategic partnerships with key resellers, such as in Japan where our partner Benesse is an exclusive reseller of our UB business.
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
Content costs are recorded as cost of revenue in the period earned by our instructors. Content costs as a percentage of revenue for our UB and consumer subscription offerings are lower relative to individual course content purchases in our consumer offering. As a result, shifts in the mix between offerings and changes to the revenue share structure for UB and consumer subscriptions are expected to be a significant driver of future changes in gross margin. We are reducing the instructor revenue share for our subscription offerings, which are derived as a percentage of total UB and consumer subscription revenues, from a historical rate of 25% to 15% by 2026. The first adjustment was effective on January 1, 2024, and reduced the rate to 20%.
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
Cost of revenue also includes payment and mobile processing fees, costs associated with hosting digital content, employee related expenses for our customer support organization, including salaries, benefits, stock-based compensation, facilities and other expenses, depreciation of network equipment, amortization of capitalized software, amortization of vendor relationships and developed technologies acquired through business combinations, and the portion of fees paid to certain reseller partners attributable to their providing customer support services to UB customers. We expect cost of revenue as a percentage of revenue to generally decrease, as we increase the percentage of revenue derived from our UB offering and decrease the instructor revenue share percentage.
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
Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, including stock-based compensation, marketing, sponsorship and brand costs, costs related to customer and instructor acquisition, amortization of deferred contract costs, amortization of tradenames and customer relationships acquired through business combinations. Sales and marketing expenses also consist of costs incurred for hosting and customer support services related to providing our platform to free learners. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period, depending on the timing of our marketing activities, but generally expect this percentage to decrease over the long term.

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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$196,846	$176,430
Cost of revenue (1)(2)	76,282	76,701
Gross profit	120,564	99,729
Operating expenses (1)(2)
Sales and marketing	87,301	79,657
Research and development	31,223	30,887
General and administrative	24,769	26,334
Restructuring charges	—	10,128
Total operating expenses	143,293	147,006
Loss from operations	(22,729)	(47,277)
Other income (expense)
Interest income	5,728	4,322
Interest expense	(3)	(390)
Other expense, net	(308)	(142)
Total other income, net	5,417	3,790
Net loss before taxes	(17,312)	(43,487)
Income tax provision	(1,027)	(1,057)
Net loss	$(18,339)	$(44,544)
Net loss per share
Basic and diluted	$(0.12)	$(0.31)
Weighted-average shares used in computing net loss per share
Basic and diluted	156,570,426	145,737,709
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,657	$1,593
Sales and marketing	7,341	7,277
Research and development	6,675	6,294
General and administrative	7,032	9,911
Restructuring charges	—	1,208
Total stock-based compensation expense	$22,705	$26,283
(2)    Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$725	$725
Sales and marketing	230	342
Total amortization of intangible assets	$955	$1,067

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	39	43
Gross profit	61	57
Operating expenses
Sales and marketing	44	45
Research and development	16	18
General and administrative	13	16
Restructuring charges	—	5
Total operating expenses	73	84
Loss from operations	(12)	(27)
Other income (expense)
Interest income	3	2
Interest expense	—	—
Other expense, net	—	—
Total other income, net	3	2
Net loss before taxes	(9)	(25)
Income tax provision	—	—
Net loss	(9)%	(25)%
Comparison of the three months ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

Revenue	(in thousands, except percentages)
Enterprise	$117,640	$95,242	$22,398	24%
Consumer	79,206	81,188	(1,982)	(2)%
Total revenue	$196,846	$176,430	$20,416	12%
Revenue for the three months ended March 31, 2024, was $196.8 million, compared to $176.4 million for the same period in the prior year, which represents an increase of $20.4 million, or 12%. For the three months ended March 31, 2024, Enterprise and Consumer revenue was $117.6 million and $79.2 million, respectively, representing 60% and 40% of total revenue, respectively, compared to $95.2 million and $81.2 million, respectively, representing 54% and 46% of total revenue, respectively, for the same period in the prior year. The increase in revenue for the three months ended March 31, 2024 was primarily driven by the growth in our Enterprise segment, which was partially offset by a decrease in Consumer revenue during the same period.
For the three months ended March 31, 2024, total Enterprise revenue increased by $22.4 million, or 24%, compared to the same period in the prior year. The increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the three months ended March 31, 2024, total Consumer revenue decreased by $2.0 million, or 2%, compared to the same period in the prior year. The decrease in Consumer revenue was due to a lower amount of revenue recognized in the current period that was deferred from single course purchases made a prior period, as well as negative impacts from foreign currency exchange rates. This was partially offset by an increase in revenue from consumer subscriptions as we continue to expand the offering into new markets.

Cost of revenue, gross profit and gross margin

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$76,282	$76,701	$(419)	(1)%
Gross profit	120,564	99,729	20,835	21%
Gross margin	61%	57%
Cost of revenue for the three months ended March 31, 2024, was $76.3 million, compared to $76.7 million for the same period in the prior year, which represents a decrease of $0.4 million, or 1%. Content costs for the Enterprise and Consumer segments were $21.2 million and $28.0 million for the three months ended March 31, 2024, respectively, compared to $21.8 million and $29.9 million for the same period in the prior year, respectively. Content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 18% and 35%, respectively, for the three months ended March 31, 2024, and 23% and 37%, respectively, for the three months ended March 31, 2023. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 25% to 20% for all subscription offerings, which became effective on January 1, 2024.
In each of our Enterprise and Consumer segments, customer support costs, hosting and platform fees, and payment processing fees were generally consistent with the costs incurred the same period in the prior year. On a consolidated basis, there was an increase of $0.9 million in amortization of capitalized software for the three months ended March 31, 2024, when compared to the same period in the prior year.
Gross margin was 61% for the three months ended March 31, 2024, compared to 57% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings and the continued shift in mix of revenue toward our Enterprise segment.
Operating expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$87,301	$79,657	$7,644	10%
Research and development	31,223	30,887	336	1%
General and administrative	24,769	26,334	(1,565)	(6)%
Restructuring charges	—	10,128	(10,128)	n/m
Total operating expenses	$143,293	$147,006	$(3,713)	(3)%
n/m - not meaningful
Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2024 were $87.3 million, compared to $79.7 million for the same period in the prior year. The $7.6 million increase in sales and marketing expense was primarily due to a $3.5 million increase in amortization of deferred contract costs, a $3.3 million increase in direct marketing costs, and a $1.4 million increase in sponsorship costs. These increases were partially offset by a decrease in personnel-related expenses of $1.3 million.
Research and development. Research and development expenses for the three months ended March 31, 2024 were $31.2 million, compared to $30.9 million for the same period in the prior year. Research and development expenses remained generally consistent in comparison to the same period in the prior year due to cost-efficiency efforts.
General and administrative. General and administrative expenses for the three months ended March 31, 2024 were $24.8 million, compared to $26.3 million for the same period in the prior year. The $1.6 million decrease in general and administrative expense was primarily due to a $2.9 million decrease in stock-based compensation expense, primarily driven by the accelerated expense incurred during the three months ended March 31, 2023, as a result of the transition of our former CEO. This change was offset by a $0.8 million increase in professional services and a $0.4 million increase in our provision for expected credit losses.
Restructuring charges. There were no restructuring charges recorded during the three months ended March 31, 2024. During the three months ended March 31, 2023, restructuring charges totaled $10.1 million. These charges consisted of $8.9 million of personnel and other expenses, such as employee severance and benefits costs, as well as $1.2 million of stock-based compensation expense.
Total other income (expense), net

	Three Months Ended March 31,		Change
	2024	2023	$	%

Other income (expense)	(in thousands, except percentages)
Interest income	$5,728	$4,322	$1,406	33%
Interest expense	(3)	(390)	387	(99)%
Other income (expense), net	(308)	(142)	(166)	117%
Total other income, net	$5,417	$3,790	$1,627	43%
We recorded net total other income of $5.4 million for the three months ended March 31, 2024, compared to $3.8 million for the same period in the prior year. For the three months ended March 31, 2024, we recognized $5.7 million in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio compared to $4.3 million for the same period in the prior year.
Income tax provision

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Income tax provision	$(1,027)	$(1,057)	$30	(3)%
For the three months ended March 31, 2024, we recognized income tax expense of $1.0 million, compared to $1.1 million for the same period in the prior year. Income tax expense for the three months ended March 31, 2024 and 2023 was primarily comprised of foreign and state taxes.
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

	March 31,
	2024	2023	%
Udemy Business customers	16,070	14,359	12%
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

	March 31,
	2024	2023	%

	(in thousands)
Udemy Business annual recurring revenue	$479,401	$396,049	21%
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

	March 31,
	2024	2023	%
Udemy Business net dollar retention rate	104%	112%	(7)%
Udemy Business Large Customer net dollar retention rate	111%	120%	(7)%
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

	Three Months Ended March 31,
	2024	2023	%

	(in thousands)
Monthly average buyers	1,442	1,393	4%
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

	Three Months Ended March 31,
	2024	2023

	(in thousands, except percentages)
Enterprise segment revenue	$117,640	$95,242
Enterprise segment gross profit	$84,642	$62,375
Enterprise segment gross margin	72%	65%
Consumer segment revenue	$79,206	$81,188
Consumer segment gross profit	$43,208	$43,692
Consumer segment gross margin	55%	54%
For the three months ended March 31, 2024, the improvement in Enterprise segment gross margin was primarily due to the reduction in instructor revenue share from 25% to 20% for all subscription offerings, which was effective on January 1, 2024. Other than content costs, the mix of Enterprise segment costs were generally a consistent percentage of Enterprise revenue when compared to the same period in the prior year.

For the three months ended March 31, 2024 margin was generally consistent with the same period in the prior year, as the mix of Consumer segment costs of revenue remained a consistent percentage of Consumer revenue when compared to the same period in the prior year.

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
We define adjusted EBITDA as net loss, adjusted to exclude:
•interest income;
•interest expense;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•other expense, net; and
•restructuring charges.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(18,339)	$(44,544)
Adjusted to exclude the following:
Interest income	(5,728)	(4,322)
Interest expense	3	390
Income tax provision	1,027	1,057
Depreciation and amortization	6,483	5,786
Stock-based compensation expense	22,705	25,075
Other expense, net	308	142
Restructuring charges	—	10,128
Adjusted EBITDA	$6,459	$(6,288)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Revenue	$196,846	$176,430
Net loss	$(18,339)	$(44,544)
Net loss margin	(9)%	(25)%
Revenue	$196,846	$176,430
Adjusted EBITDA	$6,459	$(6,288)
Adjusted EBITDA margin	3%	(4)%
Net loss decreased by $26.2 million in the three months ended March 31, 2024, compared to the same period in the prior year. The change was primarily driven by the growth in revenue outpacing the growth in operating expenses and interest income earned on our investments. Adjusted EBITDA improved by $12.7 million in the three months ended March 31, 2024, compared to the same period in the prior year. The improvement in adjusted EBITDA was driven by the growth in revenue outpacing the growth in operating expenses, excluding stock-based compensation expense and restructuring charges.
Liquidity and capital resources
As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents and restricted cash of $260.2 million and marketable securities of $173.9 million. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $3.4 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

As of March 31, 2024, there have been no material changes to our commitments and contractual obligations, in comparison to those set forth in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2024 (our “ Annual Report”), that occurred outside the ordinary course of business. Refer to Note 6 – Leases and Note 7 – Commitments and contingencies in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, for our outstanding commitments and contractual obligations as of March 31, 2024.
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
Use of funds
Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $738.0 million as of March 31, 2024. We have generally incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$20,969	$(19,895)
Investing activities	(3,770)	(19,319)
Financing activities	(66,465)	1,180
Effect of foreign exchange rates on cash flows	(50)	(18)
Net decrease in cash, cash equivalents and restricted cash	$(49,316)	$(38,052)
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

For the three months ended March 31, 2024, cash provided by operating activities was $21.0 million, primarily consisting of our net loss of $18.3 million, adjusted for non-cash charges of $43.4 million and net cash outflows of $4.1 million from changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were an $18.1 million increase in deferred contract costs, due to continued expansion in our Enterprise business, an $8.0 million increase in accounts receivable, as new billings outpaced cash collections from customers, a $5.0 million increase in prepaid expenses and other current assets, and a $4.9 million decrease in content costs payable. These changes were offset by a $35.5 million increase in deferred revenue.
For the three months ended March 31, 2023, cash used in operating activities was $19.9 million, primarily consisting of our net loss of $44.5 million, adjusted for non-cash charges of $43.0 million and net cash outflows of $18.4 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $2.1 million increase in deferred revenue, resulting primarily from our Enterprise business growth, and a $7.8 million decrease in accounts receivable, as cash collections from customers outpaced new billings. These changes were offset by a $4.5 million decrease in accounts payable, accrued expenses and other current liabilities and a $17.3 million increase in deferred contract costs.
Net cash provided by operating activities increased by $40.9 million for the three months ended March 31, 2024, compared to three months ended March 31, 2023, primarily due to growth in revenue outpacing growth in operating expenses, and continued growth in deferred revenue associated with our Enterprise segment.
Investing activities
For the three months ended March 31, 2024, net cash used in investing activities was $3.8 million, primarily as a result of $89.5 million in purchases of marketable securities and $3.3 million related to capitalized internal-use software costs, which was partially offset by $89.2 million of proceeds received from the maturity of marketable securities.
For the three months ended March 31, 2023, net cash used in investing activities was $19.3 million, primarily as a result of our $58.5 million purchases of marketable securities and $3.3 million related to capitalized internal-use software costs. These changes were partially offset by $42.5 million of proceeds received from the maturity of marketable securities.
Financing activities
For the three months ended March 31, 2024, net cash used in financing activities was $66.5 million, driven by repurchases of common stock of $55.1 million, and $11.6 million in taxes paid related to net share settlement of employee equity awards.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of March 31, 2024 we had $256.8 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $173.9 million of marketable securities, consisting of investments in various U.S. government securities. In addition, we had $3.4 million of restricted cash, primarily due to the outstanding letter of credit related to the operating lease agreement for our corporate headquarters. We did not hold any long-term debt during the three months ended March 31, 2024 or 2023.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of March 31, 2024, or interest income earned from our portfolio during the three months ended March 31, 2024.
Foreign currency risk
The Company’s reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the three months ended March 31, 2024.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The complaint seeks declaratory relief, injunctive relief, statutory, liquidated, and punitive damages, as well as reasonable attorney fees and costs. On August 30, 2023, we filed a motion to compel arbitration and on March 21, 2024, the motion was granted and the matter stayed pending individual arbitration.
In addition, several law firms have threatened to file individual arbitration demands against us on behalf of approximately 20,000 purported Udemy learners, and one law firm has initiated 10 individual arbitrations. The firms threaten claims similar to those in the class action complaint described above. Udemy has tentatively resolved the claims of approximately 6,000 of these purported learners for an immaterial amount. We intend to vigorously defend ourselves in these matters.
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
We incurred net losses of $18.3 million, and $44.5 million, during the three months ended March 31, 2024 and 2023, respectively, and, as of March 31, 2024, we had an accumulated deficit of $738.0 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
•the effects of natural or man-made catastrophic events, including wars and other armed conflicts, such as Russia’s invasion of Ukraine, and the conflicts involving Israel and Hamas in Gaza;
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. We are expanding our platform, using generative AI, to improve our instructors’ ability create additional modalities and hands-on learning experiences. As of March 31, 2024, we had relationships with 75,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. For example, we recently announced a change in our revenue share model with instructors, which became effective at the beginning of 2024, which could cause some instructors to unpublish content or leave the Udemy platform. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 60% and 54% of total revenue during the three months ended March 31, 2024 and 2023, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
We rely on strategic partners, including resellers, for certain sales and marketing efforts. We plan to continue to establish and maintain similar strategic relationships as part of our growth strategy, and we expect these partners to become an increasingly important aspect of our business. Identifying partners and negotiating terms with them requires significant time and resources, and we are dependent on our ability to negotiate terms that are favorable to us and provide sufficient incentives for our partners to promote our products. In addition, we have granted exclusivity to resellers in certain geographies for our Enterprise, or UB, segment, such as to our partner Benesse in Japan, and so we are dependent on the sales efforts of our resellers in those regions. If we fail to effectively manage our existing resellers, or if our reseller partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality reseller partners in each of the regions in which they sell products and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant reseller partner may also adversely impact our sales and operating results.
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
We have in the past pursued, and may in the future pursue, acquisitions of, or strategic investments in, businesses, technologies, services and other assets that complement our business. For example, in August 2021, we announced our acquisition of CUX, Inc. (d/b/a CorpU) (“CorpU”), an online leadership development platform that we have rebranded as our UB Leadership Academy.. We have limited experience as an organization with successfully executing and managing acquisitions and strategic investments. These kinds of transactions involve numerous risks, including the following:
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
We generated 61% and 59% of revenue outside of North America during the three months ended March 31, 2024 and 2023, respectively. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
•political, social, and economic instability abroad, wars and other armed conflicts, terrorist attacks, and security concerns in general, including Russia’s invasion of Ukraine and the conflicts involving Israel and Hamas in Gaza;
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
We derive a portion of our revenue from sales to US federal, state and local governmental agencies, as well as foreign governments and agencies. Sales to government customers may be subject to lengthy and complex procurement processes, including technology and security assessments, budget approvals and competitive bidding requirements. Government demand for our offerings may be impacted by government shutdowns, public sector budgetary cycles, contracting requirements, and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and subscriptions. Further, governmental entities may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers, including terms that may allow a government to terminate without cause and provide for higher liability limits for certain losses.
In addition, as a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts, which affect how we do business with government agencies. Governmental entities may also be subject to a rapidly evolving regulatory framework that may impact their ability to use our platform and products. As a result of actual or perceived noncompliance with these laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations, which may prove costly to our business, divert management time, or limit our ability to continue selling our products and services to our government customers. Any violation of government contracting laws and regulations or contract terms could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines, treble damages, and suspension from future government contracting. Also, engaging in sales activities to foreign governments introduces additional compliance risks specific to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. All these factors add further risk to business conducted with these customers.
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
We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses and the valuation of deferred tax assets and liabilities. For example, the United States enacted the Inflation Reduction Act, which imposes a 15% alternative minimum tax on adjusted financial statement income. The Organization for Economic Cooperation and Development proposed a 15% global minimum tax, which has been adopted by the European Union effective from January 1, 2024. Increases in our effective tax rate would reduce profitability or increase losses. In addition, we are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.
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
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the three months ended March 31, 2024, 29% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies may cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from wars and other armed conflicts, such as Russia’s invasion of Ukraine and the conflicts involving Israel and Hamas in Gaza, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, natural disasters, or responses to these events.
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
As of March 31, 2024, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 52% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
We cannot guarantee that our stock repurchase program will be fully implemented or that they will enhance long-term stockholder value.
In May 2024, our board of directors authorized a $50 million increase to our existing share repurchase program under which we may repurchase up to a total of $150 million of our common stock, subject to certain limitations. As of the end of the first quarter of 2024, we repurchased approximately $55 million under the share repurchase program. We have funded all repurchases under this program with existing cash and cash equivalents, and expect to do so for future activity under this plan. Under the program, share repurchases may be made at our discretion from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The timing and amount of repurchases under the program will be determined by our management based on its evaluation of market conditions and other factors. Our board of directors may review the program periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2024, our Board of Directors approved a share repurchase program with authorization to purchase up to $100 million of Udemy common stock. We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The repurchase program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.

The following table presents details of our monthly share repurchases for first quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be repurchased under the program (in thousands)
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	1,589,106	10.97	1,589,106	82,560
March 1, 2024 - March 31, 2024	3,373,039	11.15	3,373,039	44,956
Total	4,962,145	$11.09	4,962,145	$44,956
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the last fiscal quarter, the following officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On February 21, 2024, Sarah Blanchard, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 125,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be May 25, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until May 25, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 4, 2024, Greg Brown, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 95,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be June 24, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until June 20, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 7, 2024, Venu Venugopal, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 326,499 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be June 17, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until June 13, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 11, 2024, Rich Qiu, our President, New Ventures, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 98,509 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be June 11, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until May 23, 2025, or earlier if all transactions under the trading arrangement are completed.

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

Udemy, Inc.

Date: May 6, 2024	By:	/s/ Greg Brown
Greg Brown
President and Chief Executive Officer

Date: May 6, 2024	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer