Form 10-Q
period 2024-06-30
Udemy, Inc.
filed 2024-08-01
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 25, 2024, 150,362,361 shares of the registrant’s common stock were outstanding.

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
•     Our growth may not be sustainable and depends on our ability to attract new learners, instructors, and organizations and retain existing ones.
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
•our ability to successfully execute our business, growth and operational strategies, including our operational efficiency initiatives;
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

PART I.
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$272,364	$305,564
Restricted cash, current	100	3,329
Marketable securities	148,559	171,372
Accounts receivable, net	82,078	92,555
Prepaid expenses and other current assets	19,922	20,924
Deferred contract costs, current	44,881	38,584
Total current assets	567,904	632,328
Property and equipment, net	3,842	4,439
Capitalized software, net	32,883	31,388
Operating lease right-of-use assets	12,742	5,691
Restricted cash, non-current	1,115	659
Deferred contract costs, non-current	33,585	35,790
Strategic investments	—	10,311
Intangible assets, net	3,314	5,223
Goodwill	12,646	12,646
Other assets	3,908	2,721
Total assets	$671,939	$741,196
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,670	$2,506
Accrued expenses and other current liabilities	34,830	27,778
Content costs payable	35,650	40,277
Accrued compensation and benefits	20,213	24,332
Operating lease liabilities, current	4,711	5,825
Deferred revenue, current	309,769	279,414
Total current liabilities	408,843	380,132
Operating lease liabilities, non-current	8,370	1,124
Deferred revenue, non-current	2,457	3,000
Other liabilities, non-current	15	48
Total liabilities	419,685	384,304
Note 7 – Commitments and contingencies
Stockholders' equity:
Common stock, $0.00001 par value - 950,000,000 shares authorized; 151,682,337 and 157,166,360 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.	2	2
Additional paid-in capital	1,022,147	1,076,508
Accumulated other comprehensive income (loss)	(44)	80
Accumulated deficit	(769,851)	(719,698)
Total stockholders’ equity	252,254	356,892
Total liabilities and stockholders' equity	$671,939	$741,196
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$194,360	$178,240	$391,206	$354,670
Cost of revenue	73,244	75,938	149,526	152,639
Gross profit	121,116	102,302	241,680	202,031
Operating expenses
Sales and marketing	86,990	77,371	174,291	157,028
Research and development	32,408	29,635	63,631	60,522
General and administrative	27,264	22,623	52,033	48,957
Restructuring charges	—	135	—	10,263
Total operating expenses	146,662	129,764	289,955	276,770
Loss from operations	(25,546)	(27,462)	(48,275)	(74,739)
Other income (expense)
Interest income	5,195	4,894	10,923	9,216
Interest expense	(77)	50	(80)	(340)
Other expense, net	(10,584)	(2,161)	(10,892)	(2,303)
Total other income (expense), net	(5,466)	2,783	(49)	6,573
Net loss before taxes	(31,012)	(24,679)	(48,324)	(68,166)
Income tax provision	(802)	(1,056)	(1,829)	(2,113)
Net loss	$(31,814)	$(25,735)	$(50,153)	$(70,279)
Net loss per share
Basic and diluted	$(0.21)	$(0.17)	$(0.32)	$(0.48)
Weighted-average shares used in computing net loss per share
Basic and diluted	152,987,927	148,071,315	154,779,176	146,910,959
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(31,814)	$(25,735)	$(50,153)	$(70,279)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	20	(5)	(32)	(16)
Change in unrealized gain (loss) on marketable securities, net of tax	10	53	(92)	201
Total other comprehensive income (loss)	30	48	(124)	185
Comprehensive loss	$(31,784)	$(25,687)	$(50,277)	$(70,094)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2024	153,591,721	$2	$1,034,603	$(74)	$(738,037)	$296,494
Stock-based compensation	—	—	26,567	—	—	26,567
Exercise of stock options	1,365,726	—	125	—	—	125
Vesting of restricted stock units	1,633,696	—	113	—	—	113
Issuance of common stock under employee stock purchase plan	554,039	—	4,533	—	—	4,533
Shares withheld related to net share settlement of equity awards	(1,672,652)	—	(8,193)	—	—	(8,193)
Repurchases of common stock	(3,790,193)	—	(35,601)	—	—	(35,601)
Other comprehensive income (loss)	—	—	—	30	—	30
Net loss	—	—	—	—	(31,814)	(31,814)
Balance—June 30, 2024	151,682,337	$2	$1,022,147	$(44)	$(769,851)	$252,254

Balance—March 31, 2023	146,627,024	$1	$982,128	$(96)	$(656,948)	$325,085
Stock-based compensation	—	—	25,530	—	—	25,530
Exercise of stock options	1,006,887	—	3,328	—	—	3,328
Vesting of restricted stock units	1,586,524	—	108	—	—	108
Issuance of common stock under employee stock purchase plan	625,111	—	4,757	—	—	4,757
Other comprehensive income (loss)	—	—	—	48	—	48
Net loss	—	—	—	—	(25,735)	(25,735)
Balance—June 30, 2023	149,845,546	$1	$1,015,851	$(48)	$(682,683)	$333,121

Balance—December 31, 2023	157,166,360	$2	$1,076,508	$80	$(719,698)	$356,892
Stock-based compensation	—	—	51,633	—	—	51,633
Exercise of stock options	2,146,724	—	377	—	—	377
Vesting of restricted stock units	3,382,285	—	113	—	—	113
Issuance of common stock under employee stock purchase plan	554,039	—	4,533	—	—	4,533
Shares withheld related to net share settlement of equity awards	(2,814,733)	—	(19,905)	—	—	(19,905)
Repurchases of common stock	(8,752,338)	—	(91,112)	—	—	(91,112)
Other comprehensive income (loss)	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(50,153)	(50,153)
Balance—June 30, 2024	151,682,337	$2	$1,022,147	$(44)	$(769,851)	$252,254

Balance—December 31, 2022	145,013,786	$1	$951,946	$(233)	$(612,404)	$339,310
Stock-based compensation	—	—	54,263	—	—	54,263
Exercise of stock options	1,362,403	—	4,777	—	—	4,777
Vesting of restricted stock units	2,844,246	—	108	—	—	108
Issuance of common stock under employee stock purchase plan	625,111	—	4,757	—	—	4,757
Other comprehensive income (loss)	—	—	—	185	—	185
Net loss	—	—	—	—	(70,279)	(70,279)
Balance—June 30, 2023	149,845,546	$1	$1,015,851	$(48)	$(682,683)	$333,121
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(50,153)	$(70,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,175	11,886
Amortization of deferred contract costs	28,642	21,829
Stock-based compensation	47,022	49,444
Allowance for credit losses	743	1,011
Accretion of marketable securities	(4,450)	(3,431)
Non-cash operating lease expense	2,732	3,012
Unrealized loss on strategic investments	10,311	1,793
Other	502	633
Changes in operating assets and liabilities:
Accounts receivable	9,732	16,524
Prepaid expenses and other assets	(545)	505
Deferred contract costs	(32,734)	(30,036)
Accounts payable, accrued expenses and other liabilities	2,937	(14,899)
Content costs payable	(4,627)	(206)
Operating lease liabilities	(3,539)	(3,436)
Deferred revenue	29,813	9,246
Net cash provided by (used in) operating activities	49,561	(6,404)
Cash flows from investing activities:
Purchases of marketable securities	(146,378)	(125,968)
Proceeds from maturities of marketable securities	173,550	139,000
Purchases of property and equipment	(554)	(243)
Capitalized software costs	(6,711)	(6,385)
Net cash provided by investing activities	19,907	6,404
Cash flows from financing activities:
Net proceeds from exercise of stock options	439	4,710
Proceeds from share purchases under employee stock purchase plan	4,533	4,757
Taxes paid related to net share settlement of equity awards	(19,815)	—
Repurchases of common stock	(90,577)	—
Net cash provided by (used in) financing activities	(105,420)	9,467

Effect of foreign exchange rates on cash flows	(21)	(25)

Net increase (decrease) in cash, cash equivalents and restricted cash	(35,973)	9,442
Cash, cash equivalents and restricted cash—Beginning of period	309,552	317,314
Cash, cash equivalents and restricted cash—End of period	$273,579	$326,756

	Six Months Ended June 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$272,364	$323,227
Restricted cash, current	100	—
Restricted cash, non-current	1,115	3,529
Total cash, cash equivalents and restricted cash	$273,579	$326,756

Supplemental disclosures of cash flow information:
Interest paid	$—	$568
Income taxes paid	$602	$990

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$4,627	$4,768
Net change in unrealized gain (loss) on marketable securities	$(92)	$202
Operating lease right-of-use assets exchanged for operating lease liabilities	$9,779	$—
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

Segment information— The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three and six months ended June 30, 2024 and 2023, the Company operated under two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 12 – Segment and geographic information.

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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had no customers who accounted for more than 10% of total accounts receivable as of June 30, 2024 or December 31, 2023. No customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2024 or 2023.

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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Six Months Ended June 30, 2024	$1,270	$743	$(1,081)	$932
Six Months Ended June 30, 2023	$1,528	$1,011	$(776)	$1,763
Recently Adopted Accounting Pronouncements Adopted in 2024
There are no recently issued accounting pronouncements that were adopted by the Company during the six months ended June 30, 2024.
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
3. Revenue recognition

Deferred revenue— Revenue recognized for the three months ended June 30, 2024, from amounts included in deferred revenue as of March 31, 2024, was $152.6 million. Revenue recognized for the three months ended June 30, 2023, from amounts included in deferred revenue as of March 31, 2023, was $135.2 million.

Revenue recognized for the six months ended June 30, 2024, from amounts included in deferred revenue as of December 31, 2023, was $213.6 million. Revenue recognized for the six months ended June 30, 2023, from amounts included in deferred revenue as of December 31, 2022, was $200.5 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	June 30,	December 31,	December 31,
	2024	2023	2022
Deferred revenue:
Enterprise	$254,541	$220,127	$219,030
Consumer	57,685	62,287	59,249
Total deferred revenue	$312,226	$282,414	$278,279

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to deferred revenue as well as unbilled revenue from multi-year Enterprise subscription contracts with future installment payments, as well as unearned revenue from Consumer single course purchases and subscriptions at the end of any given period. As of June 30, 2024, the aggregate transaction price for remaining performance obligations was $557.4 million, of which 73% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Six Months Ended June 30, 2024	$74,374	$32,734	$(28,642)	$78,466
Six Months Ended June 30, 2023	$65,645	$30,036	$(21,829)	$73,852

4. Investments and fair value measurements

The Company’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis within the fair value hierarchy are as follows (in thousands):

As of June 30, 2024	Level 1	Level 2	Level 3
Current assets:
Cash equivalents:
Money market funds	$234,681	$—	$—

Marketable securities:
U.S. government securities	$—	$148,559	$—

Non-current assets:
Strategic investments	$—	$—	$—

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$16

As of December 31, 2023	Level 1	Level 2	Level 3
Current assets:
Cash equivalents:
Money market funds	$266,692	$—	$—

Marketable securities:
U.S. government securities	$—	$171,372	$—

Non-current assets:
Strategic investments	$—	$—	$10,311

Non-current liabilities:
Cash settled stock appreciation rights	$—	$—	$48
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
A summary of the changes in the fair value of Level 3 financial instruments, of which vesting and remeasurement of stock appreciation rights (SARs) and impairment of strategic investments are recognized in the consolidated statements of operations, is as follows (in thousands):

	Stock Appreciation Rights	Strategic Investments
Balance— March 31, 2024	$22	$10,311
Vesting and remeasurement of SARs	(6)	—
Unrealized loss on strategic investments	—	(10,311)
Balance— June 30, 2024	$16	$—

Balance— March 31, 2023	$264	$12,104
Vesting and remeasurement of SARs	19	—
Exercises of SARs	(253)	—
Unrealized loss on strategic investments	—	(1,793)
Balance— June 30, 2023	$30	$10,311

Balance— December 31, 2023	$48	$10,311
Vesting and remeasurement of SARs	(25)	—
Exercises of SARs	(7)	—
Unrealized loss on strategic investments	—	(10,311)
Balance— June 30, 2024	$16	$—

Balance— December 31, 2022	$462	$12,104
Vesting and remeasurement of SARs	(179)	—
Exercises of SARs	(253)	—
Unrealized loss on strategic investments	—	(1,793)
Balance— June 30, 2023	$30	$10,311
The Company evaluates its strategic investments for impairment at each reporting period. This evaluation considers several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. The Company determined that qualitative indicators of impairment existed as of June 30, 2024, and therefore performed an assessment of the fair value of its investment.
The fair value analysis involved the use of significant observable and unobservable assumptions, including the investee’s forecasted financial condition in relation to its outstanding obligations, ability to secure additional funds through various alternative scenarios, and a dual market and income approach involving revenue multiples of publicly traded peer companies and financial forecasts provided by the investee. Based on the assessment performed as of June 30, 2024, the Company recognized an impairment loss of $10.3 million during the three and six months ended June 30, 2024, such that the carrying value of its strategic investments was reduced to zero.
The cost basis of the strategic investments is $15.0 million. In addition to the impairment charge recognized during the three and six months ended June 30, 2024, the Company previously recognized impairment charges of $1.8 million during the second quarter of 2023 and $2.9 million during the third quarter of 2022.

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of June 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$37,683	$—	$—	$37,683
Money market funds	234,681	—	—	234,681
Total cash and cash equivalents	272,364	—	—	272,364
Marketable securities:
U.S. government securities	148,575	3	(19)	148,559
Total cash, cash equivalents, and marketable securities	$420,939	$3	$(19)	$420,923

As of December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$38,872	$—	$—	$38,872
Money market funds	266,692	—	—	266,692
Total cash and cash equivalents	305,564	—	—	305,564
Marketable securities:
U.S. government securities	171,296	76	—	171,372
Total cash, cash equivalents, and marketable securities	$476,860	$76	$—	$476,936

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	June 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
U.S. government securities	$127,651	$(19)	$—	$—
Total securities in an unrealized loss position	$127,651	$(19)	$—	$—

Realized gains and losses reclassified from accumulated other comprehensive loss to other income, net were zero for the three and six months ended June 30, 2024 and 2023.
No securities had been in a continuous unrealized loss position for twelve months or longer as of June 30, 2024 or December 31, 2023. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of June 30, 2024 and December 31, 2023, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of June 30, 2024, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Leasehold improvements	$19,064	$19,064
Computers and equipment	8,408	7,770
Furniture and fixtures	4,713	4,705
Purchased software	383	383
Construction in progress	62	—
Total property and equipment	32,630	31,922
Less accumulated depreciation and amortization	(28,788)	(27,483)
Property and equipment, net	$3,842	$4,439
Depreciation expense was $0.8 million for each of the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Capitalized software	$96,424	$85,160
Less accumulated amortization	(63,541)	(53,772)
Capitalized software, net	$32,883	$31,388
Amortization expense of capitalized software was $5.0 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively, and $9.8 million and $8.2 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

Remainder of 2024	$9,475
2025	14,663
2026	7,604
2027	1,141
Total expected amortization	$32,883

Intangible assets, net and goodwill— As of June 30, 2024, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(2,615)	$2,885
Vendor relationships	3 years	4,500	(4,278)	222
Developed technology	3 years	4,200	(3,993)	207
Tradename	2 years	900	(900)	—
Total		$15,100	$(11,786)	$3,314

As of December 31, 2023, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(2,156)	$3,344
Vendor relationships	3 years	4,500	(3,528)	972
Developed technology	3 years	4,200	(3,293)	907
Tradename	2 years	900	(900)	—
Total		$15,100	$(9,877)	$5,223

Amortization expense of intangible assets was $1.0 million for each of the three months ended June 30, 2024 and 2023, respectively, and $1.9 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.

The expected future amortization expense for intangible assets as of June 30, 2024 was as follows (in thousands):

Remainder of 2024	$886
2025	917
2026	917
2027	594
Total expected amortization	$3,314

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of June 30, 2024.

The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the three and six months ended June 30, 2024 and 2023.
Accrued expenses and other current liabilities— Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued expenses	$22,865	$13,773
Indirect tax reserves	1,816	1,432
Indirect tax payables	7,208	8,758
Other current liabilities	2,941	3,815
Accrued expenses and other current liabilities	$34,830	$27,778

6. Leases
The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases.
During the three months ended June 30, 2024, new leasing activities resulted in additional operating lease right-of-use assets of $9.8 million. These activities primarily consisted of extensions to lease terms for real estate facilities through fiscal year 2029. The longest remaining lease term, relating to the Company’s San Francisco headquarters, also has a five-year renewal option not included in the lease term as it was not reasonably certain of being exercised at the time of renewal.
As part of these activities, the Company is entitled to receive $2.1 million in tenant incentives for future leasehold improvements to be constructed by the Company. The amount of cash restricted in connection with certain new and renewed lease agreements was also reduced by $2.5 million.
The components of lease costs, supplemental cash flow information, lease term, and discount rate for operating leases are as follows (in thousands, except for percentages and years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$1,255	$1,564	$2,805	$3,234
Variable lease costs	$308	$231	$553	$545
Cash paid for amounts included in the measurement of operating lease liabilities			$3,673	$3,697

	June 30,	December 31,
	2024	2023
Weighted average remaining term (years)	3.7	1.3
Weighted average discount rate	5.7%	3.9%

Future minimum lease payments (net of expected tenant incentives) under noncancellable operating leases with initial lease terms in excess of one year as of June 30, 2024, were as follows (in thousands):

Remainder of 2024	$2,349
2025	2,927
2026	4,009
2027	2,231
2028	2,298
2029	1,166
Gross lease payments	14,980
Less imputed interest	(1,899)
Present value of operating lease liabilities	$13,081

7. Commitments and contingencies
Noncancellable purchase commitments— The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising and sponsorship vendors that are noncancellable. The Company had $42.0 million worth of future minimum payments under noncancellable purchase commitments with remaining terms in excess of one year as of June 30, 2024, which are expected to be paid through 2027.
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
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accrued expenses and other current liabilities caption of the accompanying condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023.

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

The Company had an effective tax rate of (2.59)% and (4.28)% for the three months ended June 30, 2024 and 2023, respectively, and (3.78)% and (3.10)% for the six months ended June 30, 2024 and 2023, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.
As of June 30, 2024 and December 31, 2023, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.
The Company is subject to taxation in the U.S. and various foreign jurisdictions. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through 2023. There are currently no income tax audits underway by U.S. federal or state tax authorities. In October 2023, the Company’s subsidiary, Udemy India LLP received a tax assessment from the India Income Tax Department, for the fiscal year ended March 31, 2021. The assessment challenged the transfer pricing methodology used by Udemy India LLP. The Company believes the proposed adjustment is without merit and will vigorously defend its position; however, it could take a number of years to reach resolution of this matter.

9. Related party transactions
Naspers Ltd. (“Naspers”), through an investment entity controlled by Prosus N.V. (“Prosus”), beneficially owns more than 5% of the Company’s outstanding capital stock. A current member of the Company’s Board of Directors is an executive of a Prosus operating subsidiary, OLX Global B.V. A former member of the Company’s Board of Directors, who resigned in September 2022, was an executive officer of Prosus. Naspers and certain entities directly and indirectly controlled by Naspers are customers of the Company’s Enterprise subscription offering. The Company recorded $0.4 million of revenue during each of the three months ended June 30, 2024 and 2023, and $0.8 million and $0.7 million of revenue during the six months ended June 30, 2024 and 2023, respectively. The Company had immaterial accounts receivable balances with these customers as of June 30, 2024 and December 31, 2023.
Insight Partners, where a member of the Company’s Board of Directors is a Managing Director, has certain affiliates who are customers of the Company’s Enterprise subscription offering. The Company recorded $0.2 million and $0.4 million of revenue from services provided to these customers during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company had an immaterial accounts receivable balance with these customers. The Company had an accounts receivable balance of $0.2 million with these customers as of December 31, 2023. Insight Partners is also affiliated with certain vendors that the Company has contracted to provide technology and software solutions. The Company recorded $0.2 million and $0.1 million of expense during the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.3 million of expense during the six months ended June 30, 2024 and 2023, respectively. The Company had immaterial accounts payable balances with these vendors as of June 30, 2024 and December 31, 2023.
Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering. The Company recorded $0.1 million of revenue from services provided to these customers during each of the three months ended June 30, 2024 and 2023, and $0.2 million of revenue during each of the six months ended June 30, 2024 and 2023. The Company had no accounts receivable balance with these customers as of June 30, 2024. As of December 31, 2023, the Company had an accounts receivable balance with these customers of $0.4 million.

10. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of June 30, 2024 and December 31, 2023, there were zero shares issued and outstanding.

Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	June 30,	December 31,
	2024	2023
2010 Equity Incentive Plan:
Stock options outstanding	2,417,020	4,621,021
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	18,817,070	16,738,309
Shares available for future issuance under:
2021 Equity Incentive Plan	9,357,028	4,093,695
2021 Employee Stock Purchase Plan	3,374,376	2,350,803
Total shares of common stock reserved	33,965,494	27,803,828
(1) For those PSUs in their respective performance periods, the number of shares reserved for issuance is based on the maximum achievement of the corporate performance metrics.
Share repurchase program— On February 14, 2024, the Company’s Board of Directors approved a share repurchase program (the “Repurchase Program”) with authorization to purchase up to $100 million of Udemy common stock. The Board of Directors approved a $50 million extension of the Repurchase Program on May 2, 2024, bringing the total authorized under the Repurchase Program to $150 million. The Company may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock.
Shares repurchased by the Company are accounted for on the settlement date. Upon settlement, repurchased shares are immediately retired and no longer considered issued or outstanding. The total cost to repurchase shares includes any direct costs incurred, including broker commissions and excise taxes, and is recorded as a reduction to additional paid in capital in the condensed consolidated balance sheets. During the three months ended June 30, 2024, the Company repurchased 3,790,193 shares for an aggregate total of $35.6 million, inclusive of direct costs incurred. During the six months ended June 30, 2024, the Company repurchased 8,752,338 shares for an aggregate total of $91.1 million, inclusive of direct costs incurred.
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

During the first quarter of 2024, the Company granted 553,568 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One quarter of the eligible PSUs vest upon certification of the corporate performance metrics by the Board of Directors’ compensation committee in the first quarter of 2025, and the remaining 75% will vest equally over the following 12 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of June 30, 2024, the Company estimated a payout rate of 40% of target based on forecasted achievement.

During the first quarter of 2023, the Company granted 645,833 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. In February 2024, the Board of Directors’ compensation committee certified actual achievement against target of 70%. As a result, 450,170 shares were awarded to the grantees, of which one quarter vested in the quarter of certification, while the remaining 75% will vest equally over the following 12 quarters, subject to continual service by the grantee. The difference in the number of shares granted at target and the shares certified by the Board based on actual achievement were canceled and returned to the pool of available for future issuance under the 2021 Plan.

A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding(1)	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	15,769,577	$14.07	645,833	$8.89
Granted	6,316,311	10.04	553,568	10.98
Released	(3,241,601)	15.19	(140,684)	8.89
Canceled	(1,127,093)	14.80	(235,596)	8.89
Unvested - June 30, 2024	17,717,194	$12.39	823,121	$10.30
Awards vested, not yet released - June 30, 2024	8,276	$9.66	—	$—
(1) Canceled PSU shares consist of awards forfeited as well as the difference in the number of shares granted at target in 2023 and the shares certified by the Board based on actual achievement.
As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $196.1 million, which will be recognized over a weighted average period of 2.8 years.
As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested PSUs was $2.9 million, which will be recognized over a weighted average period of 1.8 years.
Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.

The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2023	4,571,021	$5.08	3.23	$44,309
Granted	—	—
Exercised	(2,146,724)	5.59
Canceled	(57,277)	8.15
Balance - June 30, 2024	2,367,020	$4.54	4.92	$10,317
Vested & expected to vest as of June 30, 2024	2,367,020	$4.54	4.92	$10,317
Exercisable as of June 30, 2024	2,353,087	$4.48	4.91	$10,317
As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested stock options was immaterial.
Stock appreciation rights— There have been no other changes to the Company’s SARs compared to those described in Note 12— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.
During the six months ended June 30, 2024, 1,558 SARs were exercised at an exercise price of $6.58. As of June 30, 2024, there were 3,000 outstanding SARs worth an immaterial total fair value.

Performance-based stock options— There have been no other changes to the Company’s performance-based stock options compared to those described in Note 12— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.
As of June 30, 2024, there were 50,000 performance-based stock options outstanding, of which 32,291 were exercisable. As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested Performance-Based Options was immaterial.

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
During the six months ended June 30, 2024, 554,039 shares of common stock were issued under the ESPP.
On May 20, 2024, the Company’s ESPP purchase price was reset for the November 2023 offering period. Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering period terminates immediately following the purchase of ESPP shares on the purchase date. Participants in the terminated offering period are then automatically enrolled in the new offering period. The ESPP reset resulted in an immaterial amount of incremental compensation cost for the reset participants. This amount, along with the unrecognized expense remaining from the original grant date fair value, will be recognized on a straight-line basis over the new offering period ending in May 2026.
The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of employee stock purchase rights granted under the new ESPP offering period:

Three and Six Months Ended
June 30, 2024
Risk-free interest rate	5.1%
Expected volatility	51.9%
Expected life (in years)	1.3
Expected dividend yield	—%
As of June 30, 2024, total unrecognized compensation cost for the ESPP was $5.9 million, which will be recognized over a weighted average period of 1.2 years.

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,813	$1,749	$3,470	$3,342
Sales and marketing	7,664	8,099	15,005	15,376
Research and development	7,329	6,423	14,004	12,717
General and administrative	7,511	6,890	14,543	16,801
Restructuring charges	—	—	—	1,208
Total stock-based compensation expense	$24,317	$23,161	$47,022	$49,444

The Company capitalized $2.2 million and $2.4 million of stock-based compensation expense as capitalized software during three months ended June 30, 2024 and 2023, respectively, and $4.5 million and $4.7 million during the six months ended June 30, 2024 and 2023, respectively.

11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(31,814)	$(25,735)	$(50,153)	$(70,279)
Denominator:
Weighted-average shares used in computing net loss per share
Basic and diluted	152,987,927	148,071,315	154,779,176	146,910,959
Net loss per share
Basic and diluted	$(0.21)	$(0.17)	$(0.32)	$(0.48)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs, PSUs, and restricted stock	18,187,009	18,297,774	18,187,009	18,297,774
Stock options	2,417,020	8,836,101	2,417,020	8,836,101
Contingently issuable shares under ESPP	150,511	159,077	150,511	159,077
Total potentially dilutive securities	20,754,540	27,292,952	20,754,540	27,292,952

12. Segment and geographic information
The Company’s Chief Executive Officer is its CODM. The CODM reviews separate financial information presented for the Company’s two segments, Enterprise and Consumer, in order to allocate resources and evaluate the Company’s financial performance.

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Enterprise	$120,556	$101,619	$238,196	$196,861
Consumer	73,804	76,621	153,010	157,809
Total revenue	194,360	178,240	391,206	354,670

Segment cost of revenue
Enterprise	33,316	33,952	66,314	66,819
Consumer	32,299	35,132	68,297	72,628
Total segment cost of revenue	65,615	69,084	134,611	139,447

Segment gross profit
Enterprise	87,240	67,667	171,882	130,042
Consumer	41,505	41,489	84,713	85,181
Total segment gross profit	128,745	109,156	256,595	215,223

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	4,978	4,270	9,769	8,173
Amortization of intangible assets	725	725	1,450	1,450
Depreciation	113	111	226	228
Stock-based compensation	1,813	1,748	3,470	3,342
Total reconciling items	7,629	6,854	14,915	13,192
Total gross profit	$121,116	$102,302	$241,680	$202,031

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$77,271	$71,814	$154,492	$143,521
Europe, Middle East, Africa	58,912	54,540	120,269	109,091
Asia Pacific	44,334	39,342	89,212	77,501
Latin America	13,843	12,544	27,233	24,557
Total revenue	$194,360	$178,240	$391,206	$354,670
During the three and six months ended June 30, 2024, revenue from the United States and Japan each exceeded 10% of the Company’s total revenue. During the three and six months ended June 30, 2023, the United States was the only country to exceed 10% of the Company’s total revenue.

Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	June 30,	December 31,
	2024	2023
United States	$10,555	$7,007
Rest of world	6,031	3,109
Total long-lived assets	$16,586	$10,116

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

14. Subsequent events
In July 2024, the Company repurchased and immediately retired 1,961,639 shares of common stock for an aggregate principal value of $16.8 million, pursuant to the Repurchase Program as discussed in Note 10 – Stockholders' equity.

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
Overview
Our mission is to transform lives through learning.
We believe traditional skills development and validation methods are fast becoming outdated. Technological advancements and novel industries have significantly altered the types of skills required of workers, and lifelong training and continuous skills acquisition are becoming the norm. There is a clear need to expand access to learning across traditional barriers such as geography and social demographics. Our online platform empowers organizations and individuals with flexible and effective skill acquisition and development, connecting global learners with relevant and up-to-date knowledge from experts and practitioners around the world.
Udemy’s consumer marketplace has attracted nearly 73 million learners in over 180 countries who are looking for the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. We curate the highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business (UB), which enables companies around the world to offer effective on-demand learning for employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development. Our network of over 75,000 instructors have created nearly 250,000 courses in 75 languages that cover a wide range of topics, including technology, business, soft skills, and personal development.
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

We often enter into customized contractual arrangements with our UB customers in which we offer more favorable pricing terms in exchange for larger total contract values that accompany larger deployments and longer terms. As we drive a greater portion of our revenue through our deployments with UB customers, we expect that our revenue will continue to grow significantly, but the price we charge UB customers per seat may decline, which could reduce margins in the future.
Ability to source in-demand content from our instructors
We believe that learners and UB customers are attracted to Udemy largely because of the high quality and wide selection of content our instructors offer. Continuing to source in-demand content and credentials from our instructors will be an important factor in attracting learners and UB customers and growing our revenue over time. When we offer content as part of the UB and consumer subscription offerings, our instructors agree to distribute such content exclusively through our platform, which we believe demonstrates our ability to increase the value of our platform through unique content.
We view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages. Our ability to expand the instructor payment pool while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three and six months ended June 30, 2024.
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
Ability to expand our international footprint
We currently generate a majority of our revenue outside North America. We see a significant opportunity to expand our offerings into regions with large underserved adult and corporate learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth and expand our international operations as part of our strategy to grow our customer and learner base, particularly among our UB customers. We also plan to continue investing in strategic partnerships that either extend our marketing reach or the capabilities and reach of our global go-to-market sales team. Our success in certain markets depends on strategic partnerships with key resellers, such as in Japan where our partner Benesse is an exclusive reseller of our UB business.
Our investment in growth
We are actively investing in our business as we believe that we are only just beginning to penetrate our market opportunity, and we intend to continue to invest in our future growth. We are investing in initiatives intended to drive operational efficiency, including by accelerating the reallocation of resources into lower-cost geographies, reducing our organizational layers, and optimizing our go-to-market organization. At the same time, we are prioritizing resources for high-growth opportunities through expanding and deepening our opportunities with larger enterprise customers and pursuing strategic partnerships. As we continue to build our sales and marketing efforts, expand our course catalog, develop our immersive learning capabilities, and invest in our technology development, including investments in generative artificial intelligence, we anticipate our operating expenses will generally decrease as a percentage of revenue over time. Any investments we make in our sales and marketing organization, in encouraging the development of new content, and in expanding our platform offerings and capabilities, whether organically or through acquisitions or strategic partnerships, will occur in advance of the benefits from such investments.
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
Cost of revenue also includes payment and mobile processing fees, costs associated with hosting digital content, employee related expenses for our customer support organization, including salaries, benefits, stock-based compensation, facilities and other expenses, depreciation of network equipment, amortization of capitalized software, amortization of vendor relationship and developed technology intangible assets acquired through business combinations, and the portion of fees paid to certain reseller partners attributable to their providing customer support services to UB customers. We expect cost of revenue as a percentage of revenue to generally decrease, as we increase the percentage of revenue derived from our UB offering and decrease the instructor revenue share percentage.
Operating expenses
Operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring charges. Personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and commissions. Our operating expenses also include allocated costs of facilities, information technology, depreciation, and amortization. We are focused on investing in initiatives which will drive operational efficiency while focusing resources on high-growth opportunities, and as a result we anticipate our operating expenses will generally decrease as a percentage of revenue over time.
Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, including stock-based compensation, marketing costs, sponsorship and brand costs, costs related to customer and instructor acquisition, amortization of deferred contract costs, and amortization of tradename and customer relationship intangible assets acquired through business combinations. Sales and marketing expenses also consist of costs incurred for hosting and customer support services related to providing our platform to free learners. While sales and marketing expenses as a percentage of revenue may vary from period to period, in part due to the extent and timing of sales and marketing initiatives, we generally expect this percentage to decrease over the long term given our focus on sales efficiency and our land-and-expand strategy.
Research and development
Our research and development expenses consist primarily of personnel-related costs, including stock-based compensation, and costs related to the ongoing management, maintenance, and expansion of features and services offered on our platform. Research and development costs also include contracted services, supplies, and other miscellaneous expenses. We believe that continued investment in our platform is important to our future growth and to maintain and attract learners and UB customers to our platform. While research and development expenses as a percentage of revenue may vary from period to period, in part due to the timing of investments in our platform, we generally expect this percentage to decrease over the long term given our focus on operational efficiency and high-growth opportunities.
General and administrative
Our general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, costs related to our executive, legal, finance, and human resources departments, as well as charges for indirect tax reserves, allowance for credit losses, professional fees, and other corporate expenses. We expect general and administrative expenses as a percentage of revenue to vary from period to period but generally decrease over the long term as we benefit from greater operational scale and efficiency.
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
Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$194,360	$178,240	$391,206	$354,670
Cost of revenue (1)(2)	73,244	75,938	149,526	152,639
Gross profit	121,116	102,302	241,680	202,031
Operating expenses (1)(2)
Sales and marketing	86,990	77,371	174,291	157,028
Research and development	32,408	29,635	63,631	60,522
General and administrative	27,264	22,623	52,033	48,957
Restructuring charges	—	135	—	10,263
Total operating expenses	146,662	129,764	289,955	276,770
Loss from operations	(25,546)	(27,462)	(48,275)	(74,739)
Other income (expense)
Interest income	5,195	4,894	10,923	9,216
Interest expense	(77)	50	(80)	(340)
Other expense, net	(10,584)	(2,161)	(10,892)	(2,303)
Total other income (expense), net	(5,466)	2,783	(49)	6,573
Net loss before taxes	(31,012)	(24,679)	(48,324)	(68,166)
Income tax provision	(802)	(1,056)	(1,829)	(2,113)
Net loss	$(31,814)	$(25,735)	$(50,153)	$(70,279)
Net loss per share
Basic and diluted	$(0.21)	$(0.17)	$(0.32)	$(0.48)
Weighted-average shares used in computing net loss per share
Basic and diluted	152,987,927	148,071,315	154,779,176	146,910,959

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,813	$1,749	$3,470	$3,342
Sales and marketing	7,664	8,099	15,005	15,376
Research and development	7,329	6,423	14,004	12,717
General and administrative	7,511	6,890	14,543	16,801
Restructuring charges	—	—	—	1,208
Total stock-based compensation expense	$24,317	$23,161	$47,022	$49,444
(2)    Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$725	$725	$1,450	$1,450
Sales and marketing	229	341	458	683
Total amortization of intangible assets	$954	$1,066	$1,908	$2,133

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	38	43	38	43
Gross profit	62	57	62	57
Operating expenses
Sales and marketing	45	43	45	44
Research and development	17	17	16	17
General and administrative	14	13	14	14
Restructuring charges	—	—	—	3
Total operating expenses	76	73	75	78
Loss from operations	(14)	(16)	(13)	(21)
Other income (expense)
Interest income	3	3	3	3
Interest expense	—	—	—	—
Other expense, net	(5)	(1)	(3)	(1)
Total other income (expense), net	(2)	2	—	2
Net loss before taxes	(16)	(14)	(13)	(19)
Income tax provision	—	—	—	(1)
Net loss	(16)%	(14)%	(13)%	(20)%
Comparison of the three and six months ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Revenue	(in thousands, except percentages)
Enterprise	$120,556	$101,619	$18,937	19%	$238,196	$196,861	$41,335	21%
Consumer	73,804	76,621	(2,817)	(4)%	153,010	157,809	(4,799)	(3)%
Total revenue	$194,360	$178,240	$16,120	9%	$391,206	$354,670	$36,536	10%
Revenue for the three months ended June 30, 2024, was $194.4 million, compared to $178.2 million for the same period in the prior year, which represents an increase of $16.1 million, or 9%. The increase in total revenue for the three months ended June 30, 2024, was primarily driven by the growth in our Enterprise segment, which was partially offset by a decrease in Consumer revenue during the same period.
For the three months ended June 30, 2024, Enterprise revenue was $120.6 million, or 62% of total revenue, compared to $101.6 million, or 57% of total revenue, for the same period in the prior year. The $18.9 million, or 19%, increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the three months ended June 30, 2024, Consumer revenue was $73.8 million, or 38% of total revenue, compared to $76.6 million, or 43% of total revenue, for the same period in the prior year. The $2.8 million, or 4%, decrease in Consumer revenue was primarily due to a decrease in revenue recognized from single course purchases, as monthly average buyers purchasing single courses decreased across the comparative periods. This was partially offset by an increase in revenue recognized from consumer subscriptions as we continued to expand the offering into new markets.
Revenue for the six months ended June 30, 2024, was $391.2 million, compared to $354.7 million for the same period in the prior year, which represents an increase of $36.5 million, or 10%. The increase in revenue for the six months ended June 30, 2024, was primarily driven by the growth in our Enterprise segment, which was partially offset by a decrease in Consumer revenue during the same period.

For the six months ended June 30, 2024, Enterprise revenue was $238.2 million, or 61% of total revenue, compared to $196.9 million, or 56% of total revenue, for the same period in the prior year. The $41.3 million, or 21%, increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the six months ended June 30, 2024, Consumer revenue was $153.0 million, or 39% of total revenue, compared to $157.8 million, or 44% of total revenue, for the same period in the prior year. The $4.8 million, or 3%, decrease in Consumer revenue was primarily due to a decrease in revenue recognized from single course purchases, as monthly average buyers purchasing single courses decreased across the comparative periods. This was partially offset by an increase in revenue recognized from consumer subscriptions as we continued to expand the offering into new markets.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$73,244	$75,938	$(2,694)	(4)%	$149,526	$152,639	$(3,113)	(2)%
Gross profit	121,116	102,302	18,814	18%	241,680	202,031	39,649	20%
Gross margin	62%	57%			62%	57%
Cost of revenue for the three months ended June 30, 2024, was $73.2 million, compared to $75.9 million for the same period in the prior year, which represents a decrease of $2.7 million, or 4%. Content costs for the Enterprise and Consumer segments were $22.1 million and $24.7 million, respectively, for the three months ended June 30, 2024, compared to $23.5 million and $27.6 million, respectively, for the same period in the prior year. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 18% and 33%, respectively, for the three months ended June 30, 2024, and 23% and 36%, respectively, for the three months ended June 30, 2023. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 25% to 20% for all subscription offerings, which became effective on January 1, 2024.
In each of our Enterprise and Consumer segments, customer support costs, hosting and platform fees, and payment processing fees were generally consistent with the costs incurred the same period in the prior year. On a consolidated basis, there was an increase of $0.7 million in amortization of capitalized software for the three months ended June 30, 2024, when compared to the same period in the prior year.
Gross margin was 62% for the three months ended June 30, 2024, compared to 57% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings and the continued shift in mix of revenue toward our Enterprise segment.
Cost of revenue for the six months ended June 30, 2024, was $149.5 million, compared to $152.6 million for the same period in the prior year, which represents a decrease of $3.1 million, or 2%. Content costs for the Enterprise and Consumer segments were $43.2 million and $52.7 million, respectively, for the six months ended June 30, 2024, compared to $45.2 million and $57.5 million, respectively, for the same period in the prior year. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 18% and 34%, respectively, for the six months ended June 30, 2024, and 23% and 36%, respectively, for the six months ended June 30, 2023. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 25% to 20% for all subscription offerings, which became effective on January 1, 2024.
In our Enterprise segment, customer support costs increased by $0.8 million and hosting and platform fees increased by $0.7 million when compared to the same period in the prior year. Payment processing fees were generally consistent with the costs incurred the same period in the prior year. In our Consumer segment, hosting and platform fees increased $0.5 million, while customer support costs and payment processing fees were generally consistent with the costs incurred the same period in the prior year. On a consolidated basis, there was an increase of $1.6 million in amortization of capitalized software for the six months ended June 30, 2024, when compared to the same period in the prior year.

Gross margin was 62% for the six months ended June 30, 2024, compared to 57% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings and the continued shift in mix of revenue toward our Enterprise segment.
Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$86,990	$77,371	$9,619	12%	$174,291	$157,028	$17,263	11%
Research and development	32,408	29,635	$2,773	9%	63,631	60,522	3,109	5%
General and administrative	27,264	22,623	$4,641	21%	52,033	48,957	3,076	6%
Restructuring charges	—	135	$(135)	(100)%	—	10,263	(10,263)	n/m
Total operating expenses	$146,662	$129,764	$16,898	13%	$289,955	$276,770	$13,185	5%
n/m - not meaningful
Sales and marketing. Sales and marketing expenses for the three months ended June 30, 2024, were $87.0 million, compared to $77.4 million for the same period in the prior year. The $9.6 million increase in sales and marketing expense was primarily due to a $3.3 million increase in amortization of deferred contract costs, a $2.6 million increase in direct marketing costs, a $1.5 million increase in sponsorship costs, and a $1.4 million increase in personnel-related expenses.
Sales and marketing expenses for the six months ended June 30, 2024, were $174.3 million, compared to $157.0 million for the same period in the prior year. The $17.3 million increase in sales and marketing expense was primarily due to a $6.8 million increase in amortization of deferred contract costs, a $5.8 million increase in direct marketing costs, a $2.9 million increase in sponsorship costs, and a $0.8 million increase due to travel and employee activities.
Research and development. Research and development expenses for the three months ended June 30, 2024, were $32.4 million, compared to $29.6 million for the same period in the prior year. The $2.8 million increase in research and development expense was primarily due to a $1.1 million increase in personnel costs, a $0.9 million increase in stock-based compensation expense, and a $0.8 million increase in software subscriptions and allocated costs.
Research and development expenses for the six months ended June 30, 2024, were $63.6 million, compared to $60.5 million for the same period in the prior year. The $3.1 million increase in research and development expense was primarily due to a $0.9 million increase in personnel costs and a $1.3 million increase in stock-based compensation expense.
General and administrative. General and administrative expenses for the three months ended June 30, 2024, were $27.3 million, compared to $22.6 million for the same period in the prior year. Included in the $4.6 million increase was $4.5 million in professional services costs that are not part of our ongoing operations. Excluding these costs, general and administrative expenses were generally flat across the comparative periods.
General and administrative expenses for the six months ended June 30, 2024, were $52.0 million, compared to $49.0 million for the same period in the prior year. Included in the $3.1 million increase was $4.5 million in professional services that are not part of our ongoing operations. This was offset by a $2.3 million decrease in stock-based compensation expense, primarily driven by the accelerated expense incurred during the three months ended March 31, 2023, as a result of the retirement of our former CEO.
Restructuring charges. There were no restructuring charges recorded during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, restructuring charges totaled $0.1 million and $10.3 million, respectively. The charges during the six months ended June 30, 2023, consisted of $9.1 million of personnel and other expenses, such as employee severance and benefits costs, as well as $1.2 million of stock-based compensation expense.

Total other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Other income (expense)	(in thousands, except percentages)
Interest income	$5,195	$4,894	$301	6%	$10,923	$9,216	$1,707	19%
Interest expense	(77)	50	(127)	(254)%	(80)	(340)	260	(76)%
Other expense, net	(10,584)	(2,161)	(8,423)	390%	(10,892)	(2,303)	(8,589)	373%
Total other income (expense), net	$(5,466)	$2,783	$(8,249)	(296)%	$(49)	$6,573	$(6,622)	(101)%
We recorded total other expense, net of $5.5 million for the three months ended June 30, 2024, compared to $2.8 million of total other income, net for the same period in the prior year. For the three months ended June 30, 2024, we recognized $5.2 million in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio, compared to $4.9 million for the same period in the prior year. Also during the three months ended June 30, 2024, we recognized an impairment charge of $10.3 million on our strategic investments, reducing the carrying value of our holdings to zero. In comparison, we recognized an impairment charge of $1.8 million on our strategic investments during the same period in the prior year.
We recorded an immaterial amount of total other expense, net for the six months ended June 30, 2024, compared to $6.6 million of total other income, net for the same period in the prior year. For the six months ended June 30, 2024, we recognized $10.9 million in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio, compared to $9.2 million for the same period in the prior year. Also during the six months ended June 30, 2024, we recognized an impairment charge of $10.3 million on our strategic investments, reducing the carrying value of our holdings to zero. In comparison, we recognized an impairment charge of $1.8 million on our strategic investments during the same period in the prior year.
Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)
Income tax provision	$(802)	$(1,056)	$254	(24)%	$(1,829)	$(2,113)	$284	(13)%
For the three months ended June 30, 2024, we recognized income tax expense of $0.8 million, compared to $1.1 million for the same period in the prior year. Income tax expense for the three months ended June 30, 2024 and 2023 was primarily comprised of foreign and state taxes.
For the six months ended June 30, 2024, we recognized income tax expense of $1.8 million, compared to $2.1 million for the same period in the prior year. Income tax expense for the six months ended June 30, 2024 and 2023 was primarily comprised of foreign and state taxes.
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

	June 30,
	2024	2023	%
Udemy Business customers	16,595	14,946	11%
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

	June 30,
	2024	2023	%

	(in thousands)
Udemy Business annual recurring revenue	$492,583	$420,402	17%
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

	June 30,
	2024	2023	%
Udemy Business net dollar retention rate	101%	108%	(6)%
Udemy Business Large Customer net dollar retention rate	108%	115%	(6)%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	%	2024	2023	%

	(in thousands)
Monthly average buyers	1,286	1,338	(4)%	1,364	1,366	—%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Enterprise segment revenue	$120,556	$101,619	$238,196	$196,861
Enterprise segment gross profit	$87,240	$67,667	$171,882	$130,042
Enterprise segment gross margin	72%	67%	72%	66%
Consumer segment revenue	$73,804	$76,621	$153,010	$157,809
Consumer segment gross profit	$41,505	$41,489	$84,713	$85,181
Consumer segment gross margin	56%	54%	55%	54%
For the three and six months ended June 30, 2024, the improvement in Enterprise segment gross margin was primarily due to the reduction in instructor revenue share from 25% to 20% for all subscription offerings, which was effective on January 1, 2024. Other than content costs, the mix of Enterprise segment costs were generally a consistent percentage of Enterprise revenue when compared to the same period in the prior year.

For the three and six months ended June 30, 2024, Consumer segment gross margin slightly increased in comparison to the same period in the prior year, due to the timing of revenue recognition relative to content costs, the relative increase in consumer subscriptions as a percentage of total Consumer revenue, and the lower instructor revenue share incurred on subscription transactions in comparison to single course purchases.

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
We define adjusted EBITDA as net loss, adjusted to exclude:
•interest income;
•interest expense;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•other expense, net; and
•restructuring charges.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(31,814)	$(25,735)	$(50,153)	$(70,279)
Adjusted to exclude the following:	—	—
Interest income	(5,195)	(4,894)	(10,923)	(9,216)
Interest expense	77	(50)	80	340
Income tax provision	802	1,056	1,829	2,113
Depreciation and amortization	6,692	6,100	13,175	11,886
Stock-based compensation expense	24,317	23,161	47,022	48,236
Other expense, net	10,584	2,161	10,892	2,303
Restructuring charges	—	135	—	10,263
Adjusted EBITDA	$5,463	$1,934	$11,922	$(4,354)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$194,360	$178,240	$391,206	$354,670
Net loss	$(31,814)	$(25,735)	$(50,153)	$(70,279)
Net loss margin	(16)%	(14)%	(13)%	(20)%
Revenue	$194,360	$178,240	$391,206	$354,670
Adjusted EBITDA	$5,463	$1,934	$11,922	$(4,354)
Adjusted EBITDA margin	3%	1%	3%	(1)%
Net loss increased by $6.1 million in the three months ended June 30, 2024, compared to the same period in the prior year. The change in net loss in the current period was primarily driven by higher impairment charges on our strategic investments, increased sales and marketing investments, and certain professional services that were not part of our ongoing operations. These costs were partially offset by the reduction in the instructor revenue share that went into effect on January 1, 2024. Adjusted EBITDA improved by $3.5 million in the three months ended June 30, 2024, compared to the same period in the prior year. The improvement in adjusted EBITDA was driven by the growth in revenue outpacing the growth in operating expenses, excluding stock-based compensation expense and restructuring charges, and the reduction in the instructor revenue share.
Net loss decreased by $20.1 million in the six months ended June 30, 2024, compared to the same period in the prior year. The improvement in net loss was primarily driven by the growth in revenue outpacing the growth in operating expenses and the reduction in the instructor revenue share. Adjusted EBITDA improved by $16.3 million in the six months ended June 30, 2024, compared to the same period in the prior year. The improvement in adjusted EBITDA was driven by the growth in revenue outpacing the growth in operating expenses, excluding stock-based compensation expense and restructuring charges, and the reduction in the instructor revenue share.

Liquidity and capital resources
As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents and restricted cash of $273.6 million and marketable securities of $148.6 million. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $1.2 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.
As of June 30, 2024, there have been no material changes to our commitments and contractual obligations, in comparison to those set forth in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2024 (our “ Annual Report”), that occurred outside the ordinary course of business. Refer to Note 6 – Leases and Note 7 – Commitments and contingencies in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, for our outstanding commitments and contractual obligations as of June 30, 2024.
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
Use of funds
Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $769.9 million as of June 30, 2024. We have historically incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$49,561	$(6,404)
Investing activities	19,907	6,404
Financing activities	(105,420)	9,467
Effect of foreign exchange rates on cash flows	(21)	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(35,973)	$9,442

Operating activities
Cash provided by, or used in, operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and amortization of deferred sales commissions, as well as the effect of changes in operating assets and liabilities during each period.
Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities are for personnel-related expenses, instructor payments, advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.
For the six months ended June 30, 2024, cash provided by operating activities was $49.6 million, primarily consisting of our net loss of $50.2 million, adjusted for non-cash charges of $98.7 million and net cash inflows of $1.0 million from changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $29.8 million increase in deferred revenue and a $9.7 million decrease in accounts receivable, as cash collections from customers outpaced new billings. These changes were offset by an $32.7 million increase in deferred contract costs, due to continued expansion in our Enterprise business, a $4.6 million decrease in content costs payable, and a $3.5 million increase in lease liabilities.
For the six months ended June 30, 2023, cash used in operating activities was $6.4 million, primarily consisting of our net loss of $70.3 million, adjusted for non-cash charges of $86.2 million and net cash outflows of $22.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $9.2 million increase in deferred revenue, resulting primarily from our Enterprise business growth, and a $16.5 million decrease in accounts receivable, as cash collections from customers outpaced new billings. These changes were offset by a $14.9 million decrease in accounts payable, accrued expenses and other current liabilities and a $30.0 million increase in deferred contract costs.
Net cash provided by operating activities increased by $56.0 million for the six months ended June 30, 2024, compared to six months ended June 30, 2023, primarily due to growth in revenue outpacing growth in operating expenses, and continued growth in deferred revenue associated with our Enterprise segment.
Investing activities
For the six months ended June 30, 2024, net cash provided by in investing activities was $19.9 million, primarily as a result of $173.6 million of proceeds received from the maturity of marketable securities. These proceeds were partially offset by $146.4 million in purchases of marketable securities and $6.7 million related to capitalized internal-use software costs.
For the six months ended June 30, 2023, net cash provided by investing activities was $6.4 million, primarily as a result of $139.0 million of proceeds received from the maturity of marketable securities. This was partially offset by $126.0 million purchases of marketable securities and $6.4 million related to capitalized internal-use software costs.
Financing activities
For the six months ended June 30, 2024, net cash used in financing activities was $105.4 million, driven by repurchases of common stock of $90.6 million and $19.8 million in taxes paid related to net share settlement of employee equity awards. This was partially offset by $4.5 million of proceeds from issuances of common stock under our employee stock purchase plan.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of June 30, 2024 we had $272.4 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $148.6 million of marketable securities, consisting of investments in various U.S. government securities. In addition, we had $1.2 million of restricted cash, which primarily consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. We did not hold any long-term debt during the three and six months ended June 30, 2024 or 2023.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of June 30, 2024, or interest income earned from our portfolio during the three and six months ended June 30, 2024.
Foreign currency risk
The Company’s reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the six months ended June 30, 2024.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, several law firms have threatened to file individual arbitration demands against us on behalf of approximately 20,000 purported Udemy learners, and one law firm has initiated 10 individual arbitrations. The firms threaten claims similar to those in the class action complaint described above. Udemy has resolved the claims of approximately 6,000 of these purported learners for an immaterial amount. We intend to vigorously defend ourselves in these matters.
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
We incurred net losses of $50.2 million, and $70.3 million, during the six months ended June 30, 2024 and 2023, respectively, and, as of June 30, 2024, we had an accumulated deficit of $769.9 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business.

We are undertaking measures to accelerate our operational efficiency. However, we cannot guarantee that these measures will be successful. We may experience delays or unanticipated costs in implementing these measures, which could prevent the timely or full realization of the anticipated benefits. Even if we successfully execute on our operational efficiency measures, these measures may not be sufficient to ensure our investments and other expenses keep pace with our revenue.

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
•effectively managing growth in our operations, including personnel; and
•successfully implementing and executing our business strategies.

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
The unpredictability of our results of operations could cause our results to vary from period to period or to fall below our public guidance or the expectations of analysts and investors for a given period, which will adversely affect our business, financial condition, and results of operations.
Our growth may not be sustainable and depends on our ability to attract new learners, instructors, and organizations and retain existing ones.
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our Enterprise and Consumer segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue. For example, there is significant uncertainty regarding the adoption and growth of remote, online and asynchronous learning and training, as well as skills-based learning, compared to the traditional models of education and training, which may adversely affect demand for our platform. In addition, we have experienced elongated sales cycles for our UB offerings as a result of what we believe to be budget tightening as a result of economic uncertainty. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. We are expanding our platform, using generative AI, to improve our instructors’ ability create additional modalities and hands-on learning experiences. As of June 30, 2024, we had relationships with 75,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. For example, we recently announced a change in our revenue share model with instructors, which became effective at the beginning of 2024, which could cause some instructors to unpublish content or leave the Udemy platform. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 62% and 57% of total revenue during the three months ended June 30, 2024 and 2023, respectively, and 61% and 56% of total revenue during the six months ended June 30, 2024 and 2023, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
We also recently announced our strategic partnership with McLaren Racing to build our brand awareness among McLaren Racing’s fan base. If our partners do not effectively sell or market our products, choose to promote our competitors’ products or otherwise choose not to devote sufficient efforts to our business, our ability to grow our revenue may be impaired, and our results of operations may suffer.
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
The growth we have experienced, and may continue to experience, in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and our ability to handle increased traffic and demand for bandwidth. The growth in the number of learners and instructors using our platform and the amount of educational content available through our platform has increased the amount of data and requests that we process. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and enhancing our scalability in order to maintain the performance of our platform.
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
From time to time we have experienced, and may continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. The companies with which we compete for qualified employees may have greater resources than we have and may offer compensation packages that are perceived to be better than ours. We use restricted stock units and performance-based restricted stock units, among other things, to help attract and retain employees; however, if our stock price performs poorly, these equity incentives may not be sufficient to achieve these goals. Additionally, changes in our compensation structure, workforce reductions and other cost reduction efforts may be negatively received by employees and result in attrition or recruiting difficulties. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.
Acquisitions and other strategic investments may expose us to significant risks, any of which could materially and adversely affect our business, financial condition, and results of operations.
We have in the past pursued, and may in the future pursue, acquisitions of, or strategic investments in, businesses, technologies, services and other assets that complement our business. For example, in 2021 we acquired CUX, Inc. (d/b/a CorpU) (“CorpU”), an online leadership development platform that we have rebranded as our UB Leadership Academy. We have limited experience as an organization with successfully executing and managing acquisitions and strategic investments. These kinds of transactions involve numerous risks, including the following:
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
We generated 60% of our total revenue outside of North America during each of the three months ended June 30, 2024 and 2023, and 61% and 60% of our total revenue outside of North America during the six months ended June 30, 2024 and 2023, respectively. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
For example, the E.U. General Data Protection Regulation (“GDPR”) has resulted and will continue to result in significantly greater compliance burdens and costs for companies like ours. The GDPR regulates our collection, control, sharing, use, disclosure, and other processing of personal data of individuals in the E.U. Actual or alleged failure to comply with the GDPR may result in fines of up to 20 million euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages, injunctive relief, or regulatory orders adversely impacting our processing of personal data.
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
Additionally, we have incurred, and may continue to incur, significant expenses in efforts to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. We may be subject to investigation or enforcement actions by regulators if our statements, policies or practices relating to privacy, data protection, or cybersecurity are alleged to be deficient, lacking transparency, deceptive, unfair, or misrepresentative. We are also bound by contractual obligations related to our collection, use, disclosure, protection, and other processing of personal data and other types of data. Our efforts to comply with such obligations may not be successful or may have other negative consequences. With laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity imposing new and relatively burdensome obligations and with uncertainty over their interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in efforts to do so. Despite our efforts, our interpretations of the law or our practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Any actual or perceived failure, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, cybersecurity, or data processing, or any compromise of security that results in unauthorized access to, or use or release of data relating to learners, instructors, or other individuals could damage our reputation, discourage new and existing learners, instructors, and UB customers from using our platform, and could result in investigations, or other proceedings by governmental agencies, private claims and litigation, and fines, penalties, and other liabilities, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, concerns relating to privacy, data protection, or cybersecurity, whether or not valid, may harm our reputation and brand adversely affect our business, financial condition, and operating results.
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
Under the Sarbanes-Oxley Act, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting. The cost of our compliance with Section 404 will continue to divert resources and take significant time and effort. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. Our current controls and any new controls that we develop may become inadequate for a variety of reasons, including changes in conditions in our business. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our disclosure controls and procedures or our internal control over financial reporting are not expected to prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and federal tax credit carryforwards to offset its post-change taxable income, or reduce its federal income tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Certain of our gross U.S. federal NOLs are subject to this limitation as a result of these ownership changes, and if it is determined that we have experienced additional ownership changes, our ability to use our NOLs and federal tax credit carryforwards to reduce future taxable income and tax liabilities may be further limited. Similar limitations may apply under state tax laws.
Our results of operations, which we report in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the six months ended June 30, 2024, 28% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies may cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
As of June 30, 2024, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 52% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
In May 2024, our board of directors authorized a $50 million increase to our existing share repurchase program under which we may repurchase up to a total of $150 million of our common stock, subject to certain limitations. As of the end of the second quarter of 2024, we repurchased approximately 8.8 million shares of our common stock with an aggregate principal value of $90.4 million under the share repurchase program. We have funded all repurchases under this program with existing cash and cash equivalents, and expect to do so for future activity under this plan. Under the program, share repurchases may be made at our discretion from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The timing and amount of repurchases under the program will be determined by our management based on its evaluation of market conditions and other factors. Our board of directors may review the program periodically and may authorize adjustments, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a share repurchase program with authorization to purchase up to $150 million of Udemy common stock. We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The repurchase program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.

The following table presents details of our monthly share repurchases for the second quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be repurchased under the program (in thousands)[1]
April 1, 2024 - April 30, 2024	757,068	$10.73	757,068	$36,834
May 1, 2024 - May 31, 2024	1,351,203	9.73	1,351,203	73,692
June 1, 2024 - June 30, 2024	1,681,922	8.38	1,681,922	59,599
Total	3,790,193	$9.33	3,790,193	$59,599
[1] The Company’s Board of Directors approved a $50 million extension of the Repurchase Program on May 2, 2024, bringing the total authorized under the Repurchase Program to $150 million.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K during the last fiscal quarter.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40956	3.2	February 27, 2023

10.1*+	Employment Letter by and between the Registrant and Robert Rosenthal

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
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Udemy, Inc.

Date: July 31, 2024	By:	/s/ Greg Brown
Greg Brown
President and Chief Executive Officer

Date: July 31, 2024	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer