Form 10-Q
period 2024-09-30
Udemy, Inc.
filed 2024-10-31
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 25, 2024, 145,901,417 shares of the registrant’s common stock were outstanding.

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
Investors and others should note that we may announce material information to the public through filings with the Securities and Exchange Commission, our website (udemy.com), press releases, public conference calls, public webcasts, and social media, including our corporate and our Chief Executive Officer’s social media accounts on LinkedIn and X. We encourage our investors and others to review the information disclosed through such channels as such information could be deemed to be material information. Please note that this list may be updated from time to time.
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

PART I.
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$204,563	$305,564
Restricted cash, current	100	3,329
Marketable securities	152,546	171,372
Accounts receivable, net	81,164	92,555
Prepaid expenses and other current assets	24,778	20,924
Deferred contract costs, current	44,861	38,584
Total current assets	508,012	632,328
Property and equipment, net	3,320	4,439
Capitalized software, net	33,275	31,388
Operating lease right-of-use assets	11,833	5,691
Restricted cash, non-current	1,115	659
Deferred contract costs, non-current	32,276	35,790
Strategic investments	—	10,311
Intangible assets, net	2,656	5,223
Goodwill	12,646	12,646
Other assets	3,772	2,721
Total assets	$608,905	$741,196
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,273	$2,506
Accrued expenses and other current liabilities	25,459	27,778
Content costs payable	36,299	40,277
Accrued compensation and benefits	32,179	24,332
Operating lease liabilities, current	4,689	5,825
Deferred revenue, current	299,955	279,414
Total current liabilities	402,854	380,132
Operating lease liabilities, non-current	7,424	1,124
Deferred revenue, non-current	2,364	3,000
Other liabilities, non-current	6	48
Total liabilities	412,648	384,304
Note 7 – Commitments and contingencies
Stockholders' equity:
Common stock, $0.00001 par value - 950,000,000 shares authorized; 146,691,638 and 157,166,360 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.	1	2
Additional paid-in capital	991,176	1,076,508
Accumulated other comprehensive income	202	80
Accumulated deficit	(795,122)	(719,698)
Total stockholders’ equity	196,257	356,892
Total liabilities and stockholders' equity	$608,905	$741,196
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$195,417	$184,722	$586,623	$539,392
Cost of revenue	72,362	77,264	221,888	229,903
Gross profit	123,055	107,458	364,735	309,489
Operating expenses
Sales and marketing	85,997	76,492	260,288	233,520
Research and development	32,976	30,307	96,607	90,829
General and administrative	22,266	22,155	74,299	71,112
Restructuring charges	11,275	—	11,275	10,263
Total operating expenses	152,514	128,954	442,469	405,724
Loss from operations	(29,459)	(21,496)	(77,734)	(96,235)
Other income (expense), net
Interest income	4,732	5,542	15,655	14,758
Interest expense	504	(124)	424	(464)
Other income (expense), net	(185)	122	(11,077)	(2,181)
Total other income, net	5,051	5,540	5,002	12,113
Net loss before taxes	(24,408)	(15,956)	(72,732)	(84,122)
Income tax provision	(863)	(811)	(2,692)	(2,924)
Net loss	$(25,271)	$(16,767)	$(75,424)	$(87,046)
Net loss per share
Basic and diluted	$(0.17)	$(0.11)	$(0.49)	$(0.59)
Weighted-average shares used in computing net loss per share
Basic and diluted	149,179,826	151,307,963	152,867,160	148,392,636
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(25,271)	$(16,767)	$(75,424)	$(87,046)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	65	(32)	33	(48)
Change in unrealized gain (loss) on marketable securities, net of tax	181	18	89	219
Total other comprehensive income (loss)	246	(14)	122	171
Comprehensive loss	$(25,025)	$(16,781)	$(75,302)	$(86,875)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2024	151,682,337	$2	$1,022,147	$(44)	$(769,851)	$252,254
Stock-based compensation	—	—	25,531	—	—	25,531
Exercise of stock options	204,178	—	480	—	—	480
Vesting of restricted stock units	1,901,210	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(776,148)	—	(5,560)	—	—	(5,560)
Repurchases of common stock	(6,319,939)	(1)	(51,422)	—	—	(51,423)
Other comprehensive income (loss)	—	—	—	246	—	246
Net loss	—	—	—	—	(25,271)	(25,271)
Balance—September 30, 2024	146,691,638	$1	$991,176	$202	$(795,122)	$196,257

Balance—June 30, 2023	149,845,546	$1	$1,015,851	$(48)	$(682,683)	$333,121
Stock-based compensation	—	—	25,659	—	—	25,659
Exercise of stock options	1,178,316	—	3,839	—	—	3,839
Vesting of restricted stock units	1,637,602	1	—	—	—	1
Other comprehensive income (loss)	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(16,767)	(16,767)
Balance—September 30, 2023	152,661,464	$2	$1,045,349	$(62)	$(699,450)	$345,839

Balance—December 31, 2023	157,166,360	$2	$1,076,508	$80	$(719,698)	$356,892
Stock-based compensation	—	—	77,164	—	—	77,164
Exercise of stock options	2,350,902	—	857	—	—	857
Vesting of restricted stock units	5,283,495	—	113	—	—	113
Issuance of common stock under employee stock purchase plan	554,039	—	4,533	—	—	4,533
Shares withheld related to net share settlement of equity awards	(3,590,881)	—	(25,465)	—	—	(25,465)
Repurchases of common stock	(15,072,277)	(1)	(142,534)	—	—	(142,535)
Other comprehensive income (loss)	—	—	—	122	—	122
Net loss	—	—	—	—	(75,424)	(75,424)
Balance—September 30, 2024	146,691,638	$1	$991,176	$202	$(795,122)	$196,257

Balance—December 31, 2022	145,013,786	$1	$951,946	$(233)	$(612,404)	$339,310
Stock-based compensation	—	—	79,922	—	—	79,922
Exercise of stock options	2,540,719	—	8,616	—	—	8,616
Vesting of restricted stock units	4,481,848	1	108	—	—	109
Issuance of common stock under employee stock purchase plan	625,111	—	4,757	—	—	4,757
Other comprehensive income (loss)	—	—	—	171	—	171
Net loss	—	—	—	—	(87,046)	(87,046)
Balance—September 30, 2023	152,661,464	$2	$1,045,349	$(62)	$(699,450)	$345,839
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(75,424)	$(87,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,515	18,069
Amortization of deferred contract costs	43,863	34,482
Stock-based compensation	70,264	72,928
Allowance for credit losses	1,026	1,309
Accretion of marketable securities	(6,651)	(5,323)
Non-cash operating lease expense	3,641	4,468
Unrealized loss on strategic investments	10,311	1,793
Other	1,319	931
Changes in operating assets and liabilities:
Accounts receivable	10,364	20,363
Prepaid expenses and other assets	(5,508)	(3,628)
Deferred contract costs	(46,626)	(45,205)
Accounts payable, accrued expenses and other liabilities	5,962	(7,102)
Content costs payable	(3,978)	505
Operating lease liabilities	(4,523)	(5,168)
Deferred revenue	19,906	3,887
Net cash provided by operating activities	43,461	5,263
Cash flows from investing activities:
Purchases of marketable securities	(239,783)	(225,536)
Proceeds from maturities of marketable securities	265,350	231,300
Purchases of property and equipment	(1,116)	(435)
Capitalized software costs	(10,247)	(9,321)
Net cash provided by (used in) investing activities	14,204	(3,992)
Cash flows from financing activities:
Net proceeds from exercise of stock options	921	8,277
Proceeds from share purchases under employee stock purchase plan	4,533	4,757
Taxes paid related to net share settlement of equity awards	(25,363)	—
Repurchases of common stock	(141,591)	—
Net cash provided by (used in) financing activities	(161,500)	13,034

Effect of foreign exchange rates on cash flows	61	(116)

Net increase (decrease) in cash, cash equivalents and restricted cash	(103,774)	14,189
Cash, cash equivalents and restricted cash—Beginning of period	309,552	317,314
Cash, cash equivalents and restricted cash—End of period	$205,778	$331,503

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$204,563	$327,974
Restricted cash, current	100	100
Restricted cash, non-current	1,115	3,429
Total cash, cash equivalents and restricted cash	$205,778	$331,503

Supplemental disclosures of cash flow information:
Interest paid	$—	$3,186
Income taxes paid	$1,165	$1,337

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$6,953	$6,966
Net change in unrealized gain (loss) on marketable securities	$89	$218
Operating lease right-of-use assets exchanged for operating lease liabilities	$9,779	$—
Accrued excise tax on share repurchases	$944	$—
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

Segment information— The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three and nine months ended September 30, 2024 and 2023, the Company operated under two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 12 – Segment and geographic information.

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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had no customers who accounted for more than 10% of total accounts receivable as of September 30, 2024, or December 31, 2023. No customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2024 or 2023.

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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Nine Months Ended September 30, 2024	$1,270	$1,026	$(1,312)	$984
Nine Months Ended September 30, 2023	$1,528	$1,309	$(1,370)	$1,467
Recently Adopted Accounting Pronouncements Adopted in 2024
There are no recently issued accounting pronouncements that were adopted by the Company during the nine months ended September 30, 2024.
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
3. Revenue recognition

Deferred revenue— Revenue recognized for the three months ended September 30, 2024, from amounts included in deferred revenue as of June 30, 2024, was $152.8 million. Revenue recognized for the three months ended September 30, 2023, from amounts included in deferred revenue as of June 30, 2023, was $143.4 million.

Revenue recognized for the nine months ended September 30, 2024, from amounts included in deferred revenue as of December 31, 2023, was $252.9 million. Revenue recognized for the nine months ended September 30, 2023, from amounts included in deferred revenue as of December 31, 2022, was $242.9 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	September 30,	December 31,	December 31,
	2024	2023	2022
Deferred revenue:
Enterprise	$244,713	$220,127	$219,030
Consumer	57,606	62,287	59,249
Total deferred revenue	$302,319	$282,414	$278,279

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to deferred revenue as well as unbilled revenue from multi-year Enterprise subscription contracts with future installment payments, as well as unearned revenue from Consumer single course purchases and subscriptions at the end of any given period. As of September 30, 2024, the aggregate transaction price for remaining performance obligations was $532.6 million, of which 74% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Nine Months Ended September 30, 2024	$74,374	$46,626	$(43,863)	$77,137
Nine Months Ended September 30, 2023	$65,645	$45,205	$(34,482)	$76,368

4. Investments and fair value measurements

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis within the fair value hierarchy (in thousands):

As of September 30, 2024	Level 1	Level 2	Level 3
Assets
Cash equivalents[1]:
Money market funds	$160,819	$—	$—
Time deposits	6,445	—	—
Marketable securities:
U.S. government securities	—	152,546	—
Strategic investments	—	—	—
Total assets	$167,264	$152,546	$—

Liabilities
Accrued expenses and other current liabilities:
Cash settled stock appreciation rights	$—	$—	$4
Other liabilities, non-current:
Cash settled stock appreciation rights	—	—	6
Total liabilities	$—	$—	$10

As of December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash equivalents[1]:
Money market funds	$266,692	$—	$—
Marketable securities:
U.S. government securities	—	171,372	—
Strategic investments	—	—	10,311
Total assets	$266,692	$171,372	$10,311

Other liabilities, non-current:
Cash settled stock appreciation rights	$—	$—	$48
(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, in addition to $37.3 million and $38.9 million of cash, as of September 30, 2024 and December 31, 2023, respectively.
The Company’s money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s investments in U.S. government securities are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are directly or indirectly observable. The Company’s strategic investment and cash settled stock appreciation rights are classified within Level 3 of the fair value hierarchy because they have been valued using significant unobservable inputs for which the Company has been required to develop its own assumptions.
A summary of the changes in the fair value of Level 3 financial instruments, of which vesting and remeasurement of stock appreciation rights (SARs) and impairment of strategic investments are recognized in the consolidated statements of operations, is as follows (in thousands):

	Stock Appreciation Rights	Strategic Investments
Balance— June 30, 2024	$16	$—
Vesting and remeasurement of SARs	(6)	—
Balance— September 30, 2024	$10	$—

Balance— June 30, 2023	$30	$10,311
Vesting and remeasurement of SARs	(4)	—
Balance— September 30, 2023	$26	$10,311

Balance— December 31, 2023	$48	$10,311
Vesting and remeasurement of SARs	(31)	—
Exercises of SARs	(7)	—
Unrealized loss on strategic investments	—	(10,311)
Balance— September 30, 2024	$10	$—

Balance— December 31, 2022	$462	$12,104
Vesting and remeasurement of SARs	(183)	—
Exercises of SARs	(253)	—
Unrealized loss on strategic investments	—	(1,793)
Balance— September 30, 2023	$26	$10,311
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
The fair value analysis involved the use of significant observable and unobservable assumptions, including the investee’s forecasted financial condition in relation to its outstanding obligations, ability to secure additional funds through various alternative scenarios, and a dual market and income approach involving revenue multiples of publicly traded peer companies and financial forecasts provided by the investee. Based on the assessment performed as of June 30, 2024, the Company recognized an impairment loss of $10.3 million during the second quarter of 2024, such that the carrying value of its strategic investments was reduced to zero.
The cost basis of the strategic investments is $15.0 million. In addition to the $10.3 million impairment charge recognized during the second quarter of 2024, the Company previously recognized impairment charges of $1.8 million during the second quarter of 2023 and $2.9 million during the third quarter of 2022. There have been no observable price changes in orderly transactions for identical or similar investments of the same issuer during the periods presented.

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of September 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$37,299	$—	$—	$37,299
Money market funds	160,819	—	—	160,819
Time deposits	6,445	—	—	6,445
Total cash and cash equivalents	204,563	—	—	204,563
Marketable securities:
U.S. government securities	152,381	165	—	152,546
Total cash, cash equivalents, and marketable securities	$356,944	$165	$—	$357,109

As of December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$38,872	$—	$—	$38,872
Money market funds	266,692	—	—	266,692
Total cash and cash equivalents	305,564	—	—	305,564
Marketable securities:
U.S. government securities	171,296	76	—	171,372
Total cash, cash equivalents, and marketable securities	$476,860	$76	$—	$476,936

Realized gains and losses reclassified from accumulated other comprehensive loss to other income, net were zero for the three and nine months ended September 30, 2024 and 2023.
The Company had no securities in an unrealized loss position as of September 30, 2024 and December 31, 2023. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of September 30, 2024 and December 31, 2023, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.
As of September 30, 2024, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Leasehold improvements	$19,064	$19,064
Computers and equipment	8,180	7,770
Furniture and fixtures	4,720	4,705
Purchased software	383	383
Construction in progress	160	—
Total property and equipment	32,507	31,922
Less accumulated depreciation and amortization	(29,187)	(27,483)
Property and equipment, net	$3,320	$4,439
Depreciation expense was $0.7 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $2.2 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Capitalized software	$101,796	$85,160
Less accumulated amortization	(68,521)	(53,772)
Capitalized software, net	$33,275	$31,388
Amortization expense of capitalized software was $5.0 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively, and $14.8 million and $12.7 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

Remainder of 2024	$5,037
2025	16,450
2026	9,392
2027	2,396
Total expected amortization	$33,275

Intangible assets, net and goodwill— As of September 30, 2024, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(2,844)	$2,656
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$15,100	$(12,444)	$2,656

As of December 31, 2023, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(2,156)	$3,344
Vendor relationships	3 years	4,500	(3,528)	972
Developed technology	3 years	4,200	(3,293)	907
Tradename	2 years	900	(900)	—
Total		$15,100	$(9,877)	$5,223

Amortization expense of intangible assets was $0.7 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $2.6 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

The expected future amortization expense for intangible assets as of September 30, 2024 was as follows (in thousands):

Remainder of 2024	$228
2025	917
2026	917
2027	594
Total expected amortization	$2,656

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of September 30, 2024.

The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the three and nine months ended September 30, 2024 and 2023.
Accrued expenses and other current liabilities— Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued expenses	$12,933	$13,773
Indirect tax reserves	2,031	$1,432
Indirect tax payables	7,103	$8,758
Other current liabilities	3,392	$3,815
Accrued expenses and other current liabilities	$25,459	$27,778

6. Leases
The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases.
During the second quarter of 2024, new leasing activities resulted in additional operating lease right-of-use assets of $9.8 million. These activities primarily consisted of extensions to lease terms for real estate facilities through fiscal year 2029. The longest remaining lease term, relating to the Company’s San Francisco headquarters, also has a five-year renewal option not included in the lease term as it was not reasonably certain of being exercised at the time of renewal.
As part of these activities, the Company is entitled to receive $2.1 million in tenant incentives for future leasehold improvements to be constructed by the Company, which was still outstanding as of September 30, 2024. The amount of cash restricted in connection with certain new and renewed lease agreements was also reduced by $2.5 million.
The components of lease costs, supplemental cash flow information, lease term, and discount rate for operating leases are as follows (in thousands, except for percentages and years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$1,123	$1,519	$3,928	$4,753
Variable lease costs	$187	$271	$740	$816
Cash paid for amounts included in the measurement of operating lease liabilities			$5,024	$5,481

	September 30,	December 31,
	2024	2023
Weighted average remaining term (years)	3.5	1.3
Weighted average discount rate	5.7%	3.9%
Future minimum lease payments (net of expected tenant incentives) under noncancellable operating leases with initial lease terms in excess of one year as of September 30, 2024, were as follows (in thousands):

Remainder of 2024	$1,027
2025	3,014
2026	4,072
2027	2,231
2028	2,298
2029	1,166
Gross lease payments	13,808
Less imputed interest	(1,695)
Present value of operating lease liabilities	$12,113

7. Commitments and contingencies
Noncancellable purchase commitments— The Company has contractual commitments with its cloud infrastructure provider, network service providers and paid advertising and sponsorship vendors that are noncancellable. The Company had $37.7 million worth of future minimum payments under noncancellable purchase commitments with remaining terms in excess of one year as of September 30, 2024, which are expected to be paid through 2027.
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
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accrued expenses and other current liabilities caption of the accompanying condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023.

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
The Company had an effective tax rate of (3.54)% and (5.08)% for the three months ended September 30, 2024 and 2023, respectively, and (3.70)% and (3.48)% for the nine months ended September 30, 2024 and 2023, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.
As of September 30, 2024 and December 31, 2023, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
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
Insight Partners (“Insight”), where a member of the Company’s Board of Directors is a Managing Director, has certain affiliates who are customers of the Company’s Enterprise subscription offering. Insight Partners is also affiliated with certain vendors that the Company has contracted to provide technology and software solutions.
Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering.
The following tables summarize the Company’s related party transactions (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized from services provided to customers
Naspers and affiliates	$0.5	$0.7	$1.3	$1.4
Insight and affiliates	0.1	0.5	0.5	0.5
Companies affiliated with Board members	0.1	0.1	0.3	0.3

Expense recognized from services provided by vendors
Insight and affiliates	0.2	0.3	0.6	0.6

	September 30,	December 31,
	2024	2023
Amounts in accounts receivable
Naspers and affiliates	$0.2	immaterial
Insight and affiliates	—	$0.2
Companies affiliated with Board members	—	0.4

Amounts in accounts payable and accrued expenses and other current liabilities
Insight and affiliates	—	immaterial
10. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of September 30, 2024 and December 31, 2023, there were zero shares issued and outstanding.

Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	September 30,	December 31,
	2024	2023
2010 Equity Incentive Plan:
Stock options outstanding	2,208,391	4,621,021
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	17,394,641	16,738,309
Shares available for future issuance under:
2021 Equity Incentive Plan	9,658,846	4,093,695
2021 Employee Stock Purchase Plan	3,374,376	2,350,803
Total shares of common stock reserved	32,636,254	27,803,828
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
Shares repurchased by the Company are accounted for on the settlement date. Upon settlement, repurchased shares are immediately retired and no longer considered issued or outstanding. The total cost to repurchase shares includes any direct costs incurred, including broker commissions and excise taxes, and is recorded as a reduction to additional paid in capital in the condensed consolidated balance sheets. During the three months ended September 30, 2024, the Company repurchased 6,319,939 shares for an aggregate total of $51.4 million, inclusive of direct costs incurred. During the nine months ended September 30, 2024, the Company repurchased 15,072,277 shares for an aggregate total of $142.5 million, inclusive of direct costs incurred.
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
During the first quarter of 2024, the Company granted 553,568 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One quarter of the eligible PSUs vest upon certification of the corporate performance metrics by the Board of Directors’ compensation committee in the first quarter of 2025, and the remaining 75% will vest equally over the following 12 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of September 30, 2024, the Company estimated a payout rate of 45% of target based on forecasted achievement.
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
A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding(1)	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	15,769,577	$14.07	645,833	$8.89
Granted	7,809,727	9.63	553,568	10.98
Released	(5,118,303)	14.81	(165,192)	8.89
Canceled	(2,141,728)	13.69	(235,596)	8.89
Unvested - September 30, 2024	16,319,273	$11.77	798,613	$10.34
Awards vested, not yet released - September 30, 2024	13,832	$8.77	—	$—
(1) Canceled PSU shares consist of awards forfeited as well as the difference in the number of shares granted at target in 2023 and the shares certified by the Board based on actual achievement.
As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $150.8 million, which will be recognized over a weighted average period of 2.7 years.
As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested PSUs was $2.5 million, which will be recognized over a weighted average period of 1.6 years.
Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.

The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2023	4,571,021	$5.08	3.23	$44,309
Granted	—	—
Exercised	(2,350,902)	5.43
Canceled	(61,728)	7.94
Balance - September 30, 2024	2,158,391	$4.61	4.58	$6,961
Vested & expected to vest as of September 30, 2024	2,158,391	$4.61	4.58	$6,961
Exercisable as of September 30, 2024	2,153,129	$4.58	4.57	$6,961
As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested stock options was immaterial.
Stock appreciation rights— There have been no other changes to the Company’s SARs compared to those described in Note 12— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.
During the nine months ended September 30, 2024, 1,558 SARs were exercised at an exercise price of $6.58. As of September 30, 2024, there were 3,000 outstanding SARs worth an immaterial total fair value.
Performance-based stock options— There have been no other changes to the Company’s performance-based stock options compared to those described in Note 12— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.
As of September 30, 2024, there were 50,000 performance-based stock options outstanding, of which 35,416 were exercisable. As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested Performance-Based Options was immaterial.
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
During the nine months ended September 30, 2024, 554,039 shares of common stock were issued under the ESPP.
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
September 30, 2024
Risk-free interest rate	5.1%
Expected volatility	51.9%
Expected life (in years)	1.3
Expected dividend yield	—%

As of September 30, 2024, total unrecognized compensation cost for the ESPP was $3.3 million, which will be recognized over a weighted average period of 1.0 year.
Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,807	$1,788	$5,277	$5,130
Sales and marketing	7,573	7,646	22,578	23,022
Research and development	7,183	7,045	21,187	19,762
General and administrative	6,839	7,005	21,382	23,806
Restructuring charges	(160)	—	(160)	1,208
Total stock-based compensation expense	$23,242	$23,484	$70,264	$72,928

The Company capitalized $2.3 million and $2.1 million of stock-based compensation expense as capitalized software during three months ended September 30, 2024 and 2023, respectively, and $6.8 million and $6.8 million during the nine months ended September 30, 2024 and 2023, respectively.

11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(25,271)	$(16,767)	$(75,424)	$(87,046)
Denominator:
Weighted-average shares used in computing net loss per share
Basic and diluted	149,179,826	151,307,963	152,867,160	148,392,636
Net loss per share
Basic and diluted	$(0.17)	$(0.11)	$(0.49)	$(0.59)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations, because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs, PSUs, and restricted stock	16,806,887	17,858,035	16,806,887	17,858,035
Stock options	2,208,391	7,569,747	2,208,391	7,569,747
Contingently issuable shares under ESPP	387,329	372,763	387,329	372,763
Total potentially dilutive securities	19,402,607	25,800,545	19,402,607	25,800,545

12. Segment and geographic information
The Company’s Chief Executive Officer is its CODM. The CODM reviews separate financial information presented for the Company’s two segments, Enterprise and Consumer, in order to allocate resources and evaluate the Company’s financial performance.

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Enterprise	$126,123	$109,101	$364,319	$305,962
Consumer	69,294	75,621	222,304	233,430
Total revenue	195,417	184,722	586,623	539,392

Segment cost of revenue
Enterprise	33,330	34,784	99,644	101,603
Consumer	31,684	35,371	99,981	107,999
Total segment cost of revenue	65,014	70,155	199,625	209,602

Segment gross profit
Enterprise	92,793	74,317	264,675	204,359
Consumer	37,610	40,250	122,323	125,431
Total segment gross profit	130,403	114,567	386,998	329,790

Reconciliation of segment gross profit to gross profit
Amortization of capitalized software	5,014	4,494	14,783	12,667
Amortization of intangible assets	430	725	1,880	2,175
Depreciation	97	102	323	329
Stock-based compensation	1,807	1,788	5,277	5,130
Total reconciling items	7,348	7,109	22,263	20,301
Total gross profit	$123,055	$107,458	$364,735	$309,489

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$77,732	$73,787	$232,224	$217,308
Europe, Middle East, Africa	57,809	55,048	178,078	164,139
Asia Pacific	46,214	42,505	135,426	120,006
Latin America	13,662	13,382	40,895	37,939
Total revenue	$195,417	$184,722	$586,623	$539,392
During the three months ended September 30, 2024 and 2023, as well as the nine months ended September 30, 2024, revenue from the United States and Japan each exceeded 10% of the Company’s total revenue. During the nine months ended September 30, 2023, the United States was the only country to exceed 10% of the Company’s total revenue.

Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	September 30,	December 31,
	2024	2023
United States	$9,602	$7,007
Rest of world	5,552	3,109
Total long-lived assets	$15,154	$10,116

13. Restructuring charges
2024 Restructuring— On September 11, 2024, the Company committed to a restructuring plan aimed at driving greater operational efficiencies through the reduction of organizational layers, optimization of the Company’s go-to-market organization, and relocating certain roles to lower cost locations (collectively, the “2024 Restructuring”). The 2024 Restructuring impacted approximately 280 of the Company’s global workforce, primarily targeting employees located in higher-cost regions, such as the United States, as well as those within the Company’s sales and marketing and research and development functions. Of those impacted, approximately 57% had no future substantive service requirement as of the communication date, while the remaining population will continue to provide services as employees during a retention period to assist with transition and training through no later than March 31, 2025.
As a result, the Company expects to recognize total restructuring charges of approximately $18.0 million, of which recognized $11.3 million was recognized into expense during the third quarter of 2024. The majority of the charges were made up of $9.9 million in personnel-related costs, consisting of one-time severance payments, salary and wages earned over legally required retention periods, and other benefits.
For impacted employees with no future substantive service requirement, restructuring costs were recognized in-full as of the communication date. For employees rendering services through a retention period, one-time severance costs settled at the end of the retention period are recognized as restructuring costs on a straight-line basis from the communication date to the end of the applicable retention period. Other direct and incremental costs are recognized as incurred.
2023 Restructuring— On February 13, 2023, the Company communicated to its employees that in response to current macroeconomic conditions and to further streamline its operations and cost structure, it would reduce its global workforce by approximately 10% (collectively, the “2023 Restructuring”). As a result, the Company recognized restructuring charges of $10.1 million in the first quarter of 2023, primarily consisting of $8.9 million of personnel expenses such as salaries and wages, one-time severance payments, and other benefits. The Company also recognized $1.2 million of stock-based compensation expense on the communication date, resulting from impacted employees having no future substantive service requirement but continuing to vest into their equity awards during legally required retention periods as well as certain modifications to enable additional vesting after impacted employees’ termination dates. The restructuring plan was completed in the third quarter of 2023.
Restructuring charges are presented as separate operating expenses within the Company’s condensed consolidated statements of operations. The following table summarizes the activity related to the restructuring liability recorded in accrued compensation and benefits in the accompanying condensed consolidated balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$—	$344	$—	$—
Restructuring charges	11,035	—	11,035	9,055
Settlements	(1,607)	(344)	(1,607)	(9,055)
Ending balance	$9,428	$—	$9,428	$—

14. Subsequent events
In October 2024, the Company repurchased and immediately retired 1,091,031 shares of common stock for an aggregate principal value of $8.4 million, pursuant to the Repurchase Program as discussed in Note 10 – Stockholders' equity.

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
Udemy’s consumer marketplace has attracted nearly 75 million learners in over 180 countries who are looking for the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. We curate the highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business (UB), which enables companies around the world to offer effective on-demand learning for employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development. Our network of over 75,000 instructors have created over 250,000 courses in 75 languages that cover a wide range of topics, including technology, business, soft skills, and personal development.
Strategic restructuring
In September 2024, we committed to a restructuring plan impacting approximately 280 of the Company's global employees as a part of our pursuit of operational efficiencies through the reduction of organizational layers, optimization of our go-to-market organization and relocation of certain roles to lower-cost locations. As a result, we recognized restructuring charges of $11.3 million during the third quarter of 2024, primarily consisting of one-time severance payments, salary and wages earned over legally required retention periods, and other benefits. We expect the restructuring plan to be complete by March 31, 2025. See Note 13 - Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
Our efforts to grow our UB offering are focused primarily on corporate and government customers. Historically, we have expanded from individual to department to multi-department to enterprise-wide sales as our value is proven. Building upon this success, we believe a significant opportunity exists for us to acquire new UB customers and expand our existing UB customers’ use of our platform by identifying new use cases and increasing the size of existing deployments. In particular, we believe that our UB Large Customers, which we define as companies with at least 1,000 employees, present the most significant opportunities for us to retain and grow revenue over time, given the wider range of potential use cases and land-and-expand opportunities.
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
We view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages. Our ability to expand the instructor payment pool over time while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three and nine months ended September 30, 2024.
Impact of mix of Enterprise and Consumer segments
Our mix of revenue continues to shift toward our higher-margin Enterprise segment from our Consumer segment. Our Enterprise segment’s higher gross margins are primarily driven by comparably lower content costs, though partially offset by higher customer support costs. The mix of customer acquisition methods in our Consumer segment will substantially impact our financial performance. We presently expect that revenue from our Enterprise segment will continue to grow faster than our Consumer segment, which will be beneficial to our overall margins.

Ability to expand our international footprint
We currently generate a majority of our revenue outside North America. We see a significant opportunity to expand our offerings into regions with large underserved adult and corporate learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth and expand our international operations as part of our strategy to grow our customer and learner base, particularly among our UB customers. We also plan to continue investing in strategic partnerships that either extend our marketing reach or the capabilities and reach of our global go-to-market sales team. Our success in certain markets, such as Japan, depends on strategic partnerships with key resellers.
Our investment in growth
We are actively investing in our business as we believe that we are only just beginning to penetrate our market opportunity. We are prioritizing resources for high-growth opportunities through expanding and deepening our opportunities with larger enterprise customers, further penetrating our existing customer base, and pursuing strategic partnerships. As we continue to build our sales and marketing efforts, expand our course catalog, develop our immersive learning capabilities, execute on our operational efficiency initiatives, and invest in our technology development, including investments in generative artificial intelligence, we anticipate our operating expenses will generally decrease as a percentage of revenue over time. Any investments we make to facilitate our future growth, whether organically or through acquisitions or strategic partnerships, will occur in advance of the benefits from such investments.
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
Enterprise revenue primarily relates to enterprise license subscription contracts with annual or multi-year subscription terms. Enterprise license subscriptions include Team Plan, Enterprise Plan, Udemy Business Pro, and Leadership Academy. Enterprise subscriptions are typically billed in advance on a quarterly or annual basis. Subscription revenue excludes any taxes to be remitted to governmental authorities. Access to the Udemy platform represents a series of distinct services as we continually provide access to course content and fulfill our obligation to the UB customer over the subscription term. Because the series of distinct services represents a single performance obligation that is satisfied over time, we recognize revenue ratably over the contractual subscription term. Enterprise revenue recognized from professional services, in which Udemy provides customers with effective support and strategic guidance to enable learners and align with business goals, was immaterial for the periods presented.

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
Content costs are recorded as cost of revenue in the period earned by our instructors. Content costs as a percentage of revenue for our UB and consumer subscription offerings are lower relative to individual course content purchases in our consumer offering. As a result, shifts in the mix between offerings and changes to the revenue share structure for UB and consumer subscriptions are expected to be a significant driver of future changes in gross margin. We are reducing the instructor revenue share for our subscription offerings, which are derived as a percentage of total UB and consumer subscription revenues, from a historical rate of 25% to 15% by 2026. The first rate adjustment to 20% was effective on January 1, 2024.
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
Operating expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and restructuring charges. Personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and commissions. Our operating expenses also include allocated costs of facilities, information technology, depreciation, and amortization. We are focused on investing in initiatives which will drive operational efficiency while focusing resources on high-growth opportunities, and as a result we anticipate our operating expenses will generally decrease as a percentage of revenue over time.

Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, including stock-based compensation, marketing costs, sponsorship and brand costs, costs related to customer and instructor acquisition, amortization of deferred contract costs, and amortization of trade name and customer relationship intangible assets acquired through business combinations. Sales and marketing expenses also consist of costs incurred for hosting and customer support services related to providing our platform to free learners. While sales and marketing expenses as a percentage of revenue may vary from period to period, in part due to the extent and timing of sales and marketing initiatives, we generally expect this percentage to decrease over the long term given our focus on sales efficiency and our land-and-expand strategy.
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
Restructuring charges
Our restructuring charges consist primarily of personnel expenses, such as employee severance, benefits costs, and stock-based compensation, as well as other direct and incremental costs incurred as a result of non-recurring restructuring activities that we committed to during the third quarter of 2024 and the first quarter of 2023.
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$195,417	$184,722	$586,623	$539,392
Cost of revenue (1)(2)	72,362	77,264	221,888	229,903
Gross profit	123,055	107,458	364,735	309,489
Operating expenses (1)(2)
Sales and marketing	85,997	76,492	260,288	233,520
Research and development	32,976	30,307	96,607	90,829
General and administrative	22,266	22,155	74,299	71,112
Restructuring charges	11,275	—	11,275	10,263
Total operating expenses	152,514	128,954	442,469	405,724
Loss from operations	(29,459)	(21,496)	(77,734)	(96,235)
Other income (expense), net
Interest income	4,732	5,542	15,655	14,758
Interest expense	504	(124)	424	(464)
Other income (expense), net	(185)	122	(11,077)	(2,181)
Total other income, net	5,051	5,540	5,002	12,113
Net loss before taxes	(24,408)	(15,956)	(72,732)	(84,122)
Income tax provision	(863)	(811)	(2,692)	(2,924)
Net loss	$(25,271)	$(16,767)	$(75,424)	$(87,046)
Net loss per share
Basic and diluted	$(0.17)	$(0.11)	$(0.49)	$(0.59)
Weighted-average shares used in computing net loss per share
Basic and diluted	149,179,826	151,307,963	152,867,160	148,392,636
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,807	$1,788	$5,277	$5,130
Sales and marketing	7,573	7,646	22,578	23,022
Research and development	7,183	7,045	21,187	19,762
General and administrative	6,839	7,005	21,382	23,806
Restructuring charges	(160)	—	(160)	1,208
Total stock-based compensation expense	$23,242	$23,484	$70,264	$72,928
(2)    Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$430	$725	$1,880	$2,175
Sales and marketing	228	296	688	979
Total amortization of intangible assets	$658	$1,021	$2,568	$3,154

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	37	42	38	43
Gross profit	63	58	62	57
Operating expenses
Sales and marketing	44	41	44	43
Research and development	17	16	16	17
General and administrative	11	13	13	13
Restructuring charges	6	—	2	2
Total operating expenses	78	70	75	75
Loss from operations	(15)	(12)	(13)	(18)
Other income (expense), net
Interest income	2	3	3	3
Interest expense	—	—	—	—
Other income (expense), net	—	—	(2)	—
Total other income, net	2	3	1	3
Net loss before taxes	(13)	(9)	(12)	(15)
Income tax provision	—	—	(1)	(1)
Net loss	(13)%	(9)%	(13)%	(16)%
Comparison of the three and nine months ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

Revenue	(in thousands, except percentages)
Enterprise	$126,123	$109,101	$17,022	16%	$364,319	$305,962	$58,357	19%
Consumer	69,294	75,621	(6,327)	(8)%	222,304	233,430	(11,126)	(5)%
Total revenue	$195,417	$184,722	$10,695	6%	$586,623	$539,392	$47,231	9%
Revenue for the three months ended September 30, 2024, was $195.4 million, compared to $184.7 million for the same period in the prior year, which represents an increase of $10.7 million, or 6%. The increase in total revenue for the three months ended September 30, 2024, was primarily driven by an increase in revenue from our Enterprise segment while being partially offset by a decrease in revenue from our Consumer segment.
For the three months ended September 30, 2024, Enterprise revenue was $126.1 million, or 65% of total revenue, compared to $109.1 million, or 59% of total revenue, for the same period in the prior year. The $17.0 million, or 16%, increase in Enterprise revenue was primarily driven by an increase in the number of UB customers. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the three months ended September 30, 2024, Consumer revenue was $69.3 million, or 35% of total revenue, compared to $75.6 million, or 41% of total revenue, for the same period in the prior year. The $6.3 million, or 8%, decrease in Consumer revenue was primarily due to a decrease in revenue recognized from single course purchases. Monthly average buyers purchasing single courses decreased across the comparative periods, and the amount of revenue recognized in the current period that was deferred from course purchases in the prior fiscal quarter decreased in the current period. Foreign currency exchange rates also contributed to the decrease across the comparative periods. These factors were partially offset by an increase in revenue recognized from consumer subscriptions as we continued to expand the offering into new markets.

Revenue for the nine months ended September 30, 2024, was $586.6 million, compared to $539.4 million for the same period in the prior year, which represents an increase of $47.2 million, or 9%. The increase in revenue for the nine months ended September 30, 2024, was primarily driven by an increase in revenue from our Enterprise segment while being partially offset by a decrease in revenue from our Consumer segment.
For the nine months ended September 30, 2024, Enterprise revenue was $364.3 million, or 62% of total revenue, compared to $306.0 million, or 57% of total revenue, for the same period in the prior year. The $58.4 million, or 19%, increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the nine months ended September 30, 2024, Consumer revenue was $222.3 million, or 38% of total revenue, compared to $233.4 million, or 43% of total revenue, for the same period in the prior year. The $11.1 million, or 5%, decrease in Consumer revenue was primarily due to a decrease in revenue recognized from single course purchases, as monthly average buyers purchasing single courses decreased across the comparative periods. Foreign currency exchange rates also contributed to the decrease across the comparative periods. These factors were partially offset by an increase in revenue recognized from consumer subscriptions as we continued to expand the offering into new markets.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$72,362	$77,264	$(4,902)	(6)%	$221,888	$229,903	$(8,015)	(3)%
Gross profit	123,055	107,458	15,597	15%	364,735	309,489	55,246	18%
Gross margin	63%	58%			62%	57%
Cost of revenue for the three months ended September 30, 2024, was $72.4 million, compared to $77.3 million for the same period in the prior year, which represents a decrease of $4.9 million, or 6%. Content costs for the Enterprise and Consumer segments were $23.0 million and $24.5 million for the three months ended September 30, 2024, respectively, compared to $24.7 million and $27.5 million for the same period in the prior year, respectively. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 18% and 35%, respectively, for the three months ended September 30, 2024, compared to 23% and 36%, respectively, for the three months ended September 30, 2023. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 25% to 20% for all subscription offerings, which became effective on January 1, 2024.
In each of our Enterprise and Consumer segments, customer support costs, hosting and platform fees, and payment processing fees were generally consistent with the costs incurred in the same period in the prior year. On a consolidated basis, there was an increase of $0.5 million in amortization of capitalized software for the three months ended September 30, 2024, when compared to the same period in the prior year.
Gross margin was 63% for the three months ended September 30, 2024, compared to 58% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings and the continued shift in mix of revenue toward our Enterprise segment.
Cost of revenue for the nine months ended September 30, 2024, was $221.9 million, compared to $229.9 million for the same period in the prior year, which represents a decrease of $8.0 million, or 3%. Content costs for the Enterprise and Consumer segments were $66.2 million and $77.3 million for the nine months ended September 30, 2024, respectively, compared to $70.0 million and $85.1 million for the same period in the prior year, respectively. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 18% and 35%, respectively, for the nine months ended September 30, 2024, compared to 23% and 36%, respectively, for the nine months ended September 30, 2023. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 25% to 20% for all subscription offerings, which became effective on January 1, 2024.
In our Enterprise segment, customer support costs increased by $0.9 million and hosting costs increased by $0.8 million for the nine months ended September 30, 2024. Otherwise, segment cost of revenue for both segments were generally consistent with the costs incurred the same period in the prior year. On a consolidated basis, there was an increase of $2.1 million in amortization of capitalized software for the nine months ended September 30, 2024, when compared to the same period in the prior year.
Gross margin was 62% for the nine months ended September 30, 2024, compared to 57% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings and the continued shift in mix of revenue toward our Enterprise segment.
Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$85,997	$76,492	$9,505	12%	$260,288	$233,520	$26,768	11%
Research and development	32,976	30,307	2,669	9%	96,607	90,829	5,778	6%
General and administrative	22,266	22,155	111	1%	74,299	71,112	3,187	4%
Restructuring charges	11,275	—	11,275	100%	11,275	10,263	1,012	10%
Total operating expenses	$152,514	$128,954	$23,560	18%	$442,469	$405,724	$36,745	9%
Sales and marketing. Sales and marketing expenses for the three months ended September 30, 2024 were $86.0 million, compared to $76.5 million for the same period in the prior year. The $9.5 million increase in sales and marketing expense was primarily due to a $2.6 million increase in amortization of deferred contract costs, a $2.6 million increase in personnel-related expenses, a $1.7 million increase in direct sales and marketing costs, and a $1.5 million increase in sponsorship costs.
Sales and marketing expenses for the nine months ended September 30, 2024 were $260.3 million, compared to $233.5 million for the same period in the prior year. The $26.8 million increase in sales and marketing expense was primarily due to a $9.4 million increase in amortization of deferred contract costs, a $7.5 million increase in direct marketing costs, a $4.4 million increase in sponsorship costs, a $2.8 million increase in personnel-related expenses, a $1.2 million increase in professional services, and a $1.0 million increase in travel and employee activities.
Research and development. Research and development expenses for the three months ended September 30, 2024 were $33.0 million, compared to $30.3 million for the same period in the prior year. The $2.7 million increase in research and development expense was primarily due to a $2.1 million increase in personnel costs.
Research and development expenses for the nine months ended September 30, 2024 were $96.6 million, compared to $90.8 million for the same period in the prior year. The $5.8 million increase in research and development expense was primarily due to a $3.0 million increase in personnel costs, a $1.4 million increase in stock-based compensation expense, and a $1.2 million increase in software subscriptions and allocated costs.
General and administrative. General and administrative expenses for the three months ended September 30, 2024 were $22.3 million, compared to $22.2 million for the same period in the prior year. General and administrative expenses were generally flat across the comparative periods.
General and administrative expenses for the nine months ended September 30, 2024 were $74.3 million, compared to $71.1 million for the same period in the prior year. The $3.2 million increase in general and administrative expense was primarily due to a $4.5 million increase in professional services that are not part of our ongoing operations. This was offset by a $2.4 million decrease in stock-based compensation expense, primarily driven by the accelerated expense incurred during the three months ended March 31, 2023, as a result of the retirement of our former CEO.
Restructuring charges. As a result of the strategic restructuring activities announced in September 2024, we recognized $11.3 million in restructuring charges during the three and nine months ended September 30, 2024. The restructuring charges primarily consisted of one-time severance payments, salary and wages earned over legally required retention periods, and other benefits.
In comparison, as a result of the restructuring activities announced in February 2023, we recognized restructuring charges of zero and $10.3 million during the three and nine months ended September 30, 2023, respectively. The restructuring charges during the nine months ended September 30, 2023, consisted of $8.9 million of personnel and other expenses, such as employee severance and benefits costs, as well as $1.2 million of stock-based compensation expense.
Total other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

Other income (expense), net	(in thousands, except percentages)
Interest income	$4,732	$5,542	$(810)	(15)%	$15,655	$14,758	$897	6%
Interest expense	504	(124)	628	n/m	424	(464)	888	n/m
Other income (expense), net	(185)	122	(307)	n/m	(11,077)	(2,181)	(8,896)	n/m
Total other income, net	$5,051	$5,540	$(489)	(9)%	$5,002	$12,113	$(7,111)	(59)%
n/m - not meaningful
We recorded total other income, net of $5.1 million for the three months ended September 30, 2024, compared to $5.5 million for the same period in the prior year. For the three months ended September 30, 2024, we recognized $4.7 million in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio, compared to $5.5 million for the same period in the prior year.
We recorded total other income, net of $5.0 million for the nine months ended September 30, 2024, compared to $12.1 million for the same period in the prior year. For the nine months ended September 30, 2024, we recognized $15.7 million in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio, compared to $14.8 million for the same period in the prior year. Also during the nine months ended September 30, 2024, we recognized an impairment charge of $10.3 million on our strategic investments, reducing the carrying value of our holdings to zero. In comparison, we recognized an impairment charge of $1.8 million on our strategic investments during the same period in the prior year.
Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)
Income tax provision	$(863)	$(811)	$(52)	6%	$(2,692)	$(2,924)	$232	(8)%
For the three months ended September 30, 2024, we recognized income tax expense of $0.9 million, compared to $0.8 million for the same period in the prior year. Income tax expense for the three months ended September 30, 2024 and 2023 was primarily comprised of foreign and state taxes.
For the nine months ended September 30, 2024, we recognized income tax expense of $2.7 million, compared to $2.9 million for the same period in the prior year. Income tax expense for the nine months ended September 30, 2024 and 2023 was primarily comprised of foreign and state taxes.
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

	September 30,
	2024	2023	%
Udemy Business customers	16,848	15,378	10%
Udemy Business Annual Recurring Revenue
We disclose our UB Annual Recurring Revenue (“ARR”) as a measure of our Enterprise revenue growth. ARR represents the annualized value of our UB customer contracts on the last day of a given period. Only revenue from closed UB contracts with active seats as of the last day of the period are included. The increase in UB ARR was primarily driven by an increase in the number of UB customers.

	September 30,
	2024	2023	%

	(in thousands)
Udemy Business annual recurring revenue	$504,625	$443,145	14%
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

	September 30,
	2024	2023	%
Udemy Business net dollar retention rate	99%	106%	(7)%
Udemy Business Large Customer net dollar retention rate	104%	114%	(9)%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	%	2024	2023	%

	(in thousands)
Monthly average buyers	1,312	1,414	(7)%	1,346	1,382	(3)%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Enterprise segment revenue	$126,123	$109,101	$364,319	$305,962
Enterprise segment gross profit	$92,793	$74,317	$264,675	$204,359
Enterprise segment gross margin	74%	68%	73%	67%
Consumer segment revenue	$69,294	$75,621	$222,304	$233,430
Consumer segment gross profit	$37,610	$40,250	$122,323	$125,431
Consumer segment gross margin	54%	53%	55%	54%
For the three and nine months ended September 30, 2024, the improvement in Enterprise segment gross margin was primarily due to the reduction in instructor revenue share from 25% to 20% for all subscription offerings, which was effective on January 1, 2024. Other than content costs, the mix of Enterprise segment costs were generally a consistent percentage of Enterprise revenue when compared to the same period in the prior year.
For the three and nine months ended September 30, 2024 Consumer segment gross margin slightly increased in comparison to the same period in the prior year, due to the timing of revenue recognition relative to content costs, the relative increase in consumer subscriptions as a percentage of total Consumer revenue, and the lower instructor revenue share incurred on subscription transactions in comparison to single course purchases.

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
We define adjusted EBITDA as net loss, adjusted to exclude:
•interest income;
•interest expense;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•other expense, net; and
•restructuring charges.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(25,271)	$(16,767)	$(75,424)	$(87,046)
Adjusted to exclude the following:
Interest income	(4,732)	(5,542)	(15,655)	(14,758)
Interest expense	(504)	124	(424)	464
Income tax provision	863	811	2,692	2,924
Depreciation and amortization	6,340	6,183	19,515	18,069
Stock-based compensation expense	23,402	23,484	70,424	71,720
Other income (expense), net	185	(122)	11,077	2,181
Restructuring charges	11,275	—	11,275	10,263
Adjusted EBITDA	$11,558	$8,171	$23,480	$3,817
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$195,417	$184,722	$586,623	$539,392
Net loss	$(25,271)	$(16,767)	$(75,424)	$(87,046)
Net loss margin	(13)%	(9)%	(13)%	(16)%
Revenue	$195,417	$184,722	$586,623	$539,392
Adjusted EBITDA	$11,558	$8,171	$23,480	$3,817
Adjusted EBITDA margin	6%	4%	4%	1%
Net loss increased by $8.5 million in the three months ended September 30, 2024, compared to the same period in the prior year. The change in net loss in the current period was primarily driven by charges incurred as a result of our strategic restructuring activities announced in September 2024 as well as increased sales and marketing costs. These costs were partially offset by the reduction in the instructor revenue share that went into effect on January 1, 2024. Adjusted EBITDA improved by $3.4 million in the three months ended September 30, 2024, compared to the same period in the prior year. The improvement in adjusted EBITDA was largely driven by the reduction in the instructor revenue share.
Net loss decreased by $11.6 million in the nine months ended September 30, 2024, compared to the same period in the prior year. The improvement in net loss was primarily driven by the reduction in the instructor revenue share. Adjusted EBITDA improved by $19.7 million in the nine months ended September 30, 2024, compared to the same period in the prior year. The improvement in adjusted EBITDA was largely driven by the reduction in the instructor revenue share.

Liquidity and capital resources
As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents and restricted cash of $205.8 million and marketable securities of $152.5 million. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $1.2 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.
As of September 30, 2024, there have been no material changes to our commitments and contractual obligations, in comparison to those set forth in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2024 (our “ Annual Report”), that occurred outside the ordinary course of business. Refer to Note 6 – Leases and Note 7 – Commitments and contingencies in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, for our outstanding commitments and contractual obligations as of September 30, 2024.
As discussed above, we committed to a restructuring plan in September 2024. As a result, we have incurred cash-based restructuring charges, primarily consisting of one-time severance payments, salary and wages earned over legally required retention periods, and other benefits. We expect to complete the restructuring by March 31, 2025. We expect to incur restructuring charges until the plan has been completed, and we expect to make cash payments related to the plan through the second quarter of 2025. These charges may impact our operating cash flows until then. We plan to pay these amounts using our existing cash and cash equivalents.
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

Use of funds
Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $795.1 million as of September 30, 2024. We have historically incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$43,461	$5,263
Investing activities	14,204	(3,992)
Financing activities	(161,500)	13,034
Effect of foreign exchange rates on cash flows	61	(116)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(103,774)	$14,189
Operating activities
Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and amortization of deferred sales commissions, as well as the effect of changes in operating assets and liabilities during each period.
Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities are for personnel-related expenses, instructor payments, advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.
For the nine months ended September 30, 2024, cash provided by operating activities was $43.5 million, primarily consisting of our net loss of $75.4 million, adjusted for non-cash charges of $143.3 million and net cash outflows of $24.4 million from changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $19.9 million increase in deferred revenue, a $6.0 million increase in accounts payable, accrued expenses and other liabilities, and a $10.4 million decrease in accounts receivable, as cash collections from customers outpaced new billings. These changes were offset by a $46.6 million increase in deferred contract costs, due to continued expansion in our Enterprise business, a $5.5 million increase in prepaid expenses and other assets, a $4.0 million decrease in content costs payable, and $4.5 million in outflows due to changes in our operating lease liabilities.
For the nine months ended September 30, 2023, cash used in operating activities was $5.3 million, primarily consisting of our net loss of $87.0 million, adjusted for non-cash charges of $128.7 million and net cash outflows of $36.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $20.4 million decrease in accounts receivable, as cash collections from customers outpaced new billings, and a $3.9 million increase in deferred revenue, resulting primarily from our Enterprise business growth. These changes were offset by a $45.2 million increase in deferred contract costs and a $7.1 million decrease in accounts payable, accrued expenses and other current liabilities.
Net cash provided by operating activities increased by $38.2 million for the nine months ended September 30, 2024, compared to nine months ended September 30, 2023, primarily due to lower net loss after adjusting for non-cash charges, continued growth in deferred revenue associated with our Enterprise segment, and the timing of certain accounts payable, accrued expenses and other liabilities activities, including restructuring costs accrued in the current period and payments made on certain tax and other reserves in the prior period.

Investing activities
For the nine months ended September 30, 2024, net cash provided by investing activities was $14.2 million, primarily as a result of $265.4 million of proceeds received from the maturity of marketable securities, which was partially offset by $239.8 million in purchases of marketable securities and $10.2 million related to capitalized internal-use software costs.
For the nine months ended September 30, 2023, net cash used in investing activities was $4.0 million, primarily as a result of $231.3 million of proceeds received from the maturity of marketable securities. This was partially offset by $225.5 million in purchases of marketable securities and $9.3 million related to capitalized internal-use software costs.
Financing activities
For the nine months ended September 30, 2024, net cash used in financing activities was $161.5 million, driven by repurchases of common stock of $141.6 million and $25.4 million in taxes paid related to net share settlement of employee equity awards. This was partially offset by $4.5 million in proceeds from issuances of common stock under our employee stock purchase plan.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of September 30, 2024 we had $204.6 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $152.5 million of marketable securities, consisting of investments in various U.S. government securities. In addition, we had $1.2 million of restricted cash, which primarily consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. We did not hold any long-term debt during the three and nine months ended September 30, 2024 or 2023.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of September 30, 2024, or interest income earned from our portfolio during the three and nine months ended September 30, 2024.
Foreign currency risk
The Company’s reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the three and nine months ended September 30, 2024.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, several law firms have threatened to file individual arbitration demands against us on behalf of approximately 20,000 purported Udemy learners, and one law firm has initiated a total of 4 individual arbitrations. The firms threaten claims similar to those in the class action complaint described above arising under the VPPA and/or California state privacy laws. Udemy has resolved the claims of approximately 6,000 of these purported learners for an immaterial amount. We intend to vigorously defend ourselves in these matters.
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
We incurred net losses of $75.4 million, and $87.0 million, during the nine months ended September 30, 2024 and 2023, respectively, and, as of September 30, 2024, we had an accumulated deficit of $795.1 million. We expect our losses to continue as we make significant investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business.
We have undertaken, and are continuing to undertake, measures to accelerate our operational efficiency. However, we cannot guarantee that these measures will be successful. We may experience delays or unanticipated costs in implementing these measures, which could prevent the timely or full realization of the anticipated benefits. Even if we successfully execute on our operational efficiency measures, these measures may not be sufficient to ensure our investments and other expenses keep pace with our revenue.
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
The market for online learning solutions is relatively new and continues to evolve rapidly. These factors may make it difficult to accurately assess our future prospects and the risks, challenges, and uncertainties that we may encounter. These uncertainties include:
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
•our ability to successfully expand in existing markets and successfully enter new markets and manage the risks associated with doing so;
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
•the effects of natural or man-made catastrophic events, including wars and other armed conflicts, such as Russia’s invasion of Ukraine and the ongoing conflicts in the Middle East;
•the impact of actual or anticipated public health emergencies, such as an outbreak of an epidemic or pandemic;

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
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our Enterprise and Consumer segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue. For example, there is significant uncertainty regarding the adoption and growth of remote, online and asynchronous learning and training, as well as skills-based learning, compared to the traditional models of education and training, which may adversely affect demand for our platform. We have also experienced elongated sales cycles for our UB offerings as a result of what we believe to be budget tightening as a result of economic uncertainty. Additionally, our average sales cycle may lengthen as we focus more on our UB Large Customers, which tend to have longer procurement processes than smaller customers. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. We are expanding our platform, using generative AI, to improve our instructors’ ability create additional modalities and hands-on learning experiences. As of September 30, 2024, we had relationships with over 75,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. Because instructors may unpublish content or leave the Udemy platform altogether, subject to our right to continue offering such content to new learners on the consumer marketplace for 60 days afterwards and in our subscription offerings for 12 months afterwards, we may need to source replacement content by a different instructor on short notice. For example, we recently announced a change in our revenue share model with instructors, which became effective at the beginning of 2024, which could cause some instructors to unpublish content or leave the Udemy platform. Although we do not believe the loss of any one of these instructors would materially impact our business, the loss of multiple existing instructors, as well as any failure to attract additional instructors, could negatively impact our business, financial condition and results of operations by adversely affecting our ability to provide high-quality, engaging, and relevant content for one or more subject matters and the pace at which we provide such content, which in turn could reduce the attractiveness of our platform to learners and customers.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 65% and 59% of total revenue during the three months ended September 30, 2024 and 2023, respectively, and 62% and 57% of total revenue during the nine months ended September 30, 2024 and 2023, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels, insufficient adoption of our platform by our customers’ constituents, and new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
•changes in pricing policies and terms offered by our competitors or by us, including the 2024 change to our instructor revenue sharing model;
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
We have in the past, and expect that we may in the future, need to change our pricing model or target contract length from time to time. As the market for our learning platform develops, as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new learners or UB customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we introduce new products, or improve existing ones, we may not be successful in developing appealing pricing and contract models for these products. Pricing and contract length decisions may also impact the mix of adoption among our offerings and negatively impact our overall revenue. Competition may also require us to make substantial price concessions. Moreover, our consumer pricing model and methodology has been, and may in the future become, subject to legal challenge under applicable federal or state laws, regulations, and guidelines relating to promotional pricing practices. Our results of operations may be adversely affected by any of the foregoing, and we may have increased difficulty achieving or maintaining profitability.
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

In addition, we have granted exclusivity to resellers in certain geographies for UB, such as to our partner Benesse in Japan, and so we are dependent on the sales efforts of our resellers in those geographies. If we fail to effectively manage our existing resellers, or if our reseller partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality reseller partners in each of the regions in which they sell products and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. Any negative changes in our relationship with our reseller partners, including the loss of a reseller or a significant reduction in business with a reseller, could adversely impact our sales in particular geographies, which could, in turn, negatively impact our results of operations.

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
Our business is sensitive to trends in the general economy, which is unpredictable. Therefore, our operating results, to the extent they reflect changes in the broader economy, may be subject to significant fluctuations. Since online learning is generally dependent on discretionary spending, negative general economic or financial conditions or uncertainty regarding future economic or financial conditions could significantly reduce the overall amount that learners and organizations spend on, and the frequency of, online learning or result in delays to planned spending on online learning. Any or all of these factors could reduce the demand for our services, reducing our revenue and potentially increasing our need to make significant expenditures to continue to attract learners and UB customers to our platform. Additionally, adverse developments affecting the banking or financial services industries or the financial and capital markets, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could negatively affect our revenue, results of operations and financial condition.
Our business and operations could be materially and adversely affected by natural disasters, public health emergencies, political crises, or other catastrophic events.
Our business and operations could be materially and adversely affected by catastrophic events, such as earthquakes, floods, fires, telecommunications failures, power losses, break-ins, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, inclement weather and public health emergencies. In particular, our corporate headquarters are located in San Francisco, California, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If catastrophic events were to cause damage to our properties or interrupt our operations, our results of operations would suffer. Global climate change may result in natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. We may not be able to effectively adapt our operations to avoid disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.
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
From time to time we have experienced, and may continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. The companies with which we compete for qualified employees may have greater resources than we have and may offer compensation packages that are perceived to be better than ours. We use restricted stock units and performance-based restricted stock units, among other things, to help attract and retain employees; however, if our stock price performs poorly, these equity incentives may not be sufficient to achieve these goals. Additionally, changes in our compensation structure, workforce reductions and other cost reduction efforts (including our ongoing operational efficiency initiatives and the restructuring plan announced in September 2024) may be negatively received by employees and result in attrition or recruiting difficulties.

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
We generated 60% and 60% of our total revenue outside of North America during each of the three months ended September 30, 2024 and 2023, respectively, and 60% and 60% of our total revenue outside of North America during the nine months ended September 30, 2024 and 2023, respectively. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
•legal uncertainty regarding the operations of our platform and our liability for the content and services provided by our instructors, including as a result of evolving local laws or a lack of clear precedent of applicable law;
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
•political, social, and economic instability abroad, wars and other armed conflicts, terrorist attacks, and security concerns in general, including Russia’s invasion of Ukraine and the ongoing conflicts in the Middle East;
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
Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”) was created as a successor to the Privacy Shield. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the EU-U.S. DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”), is available for companies as a lawful transfer mechanism for personal data transfers to the U.S. from the EEA and UK. The Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”) also has been established to serve as a lawful transfer mechanism for personal data transfers to the U.S. from Switzerland. We have self-certified to the EU-U.S. DPF, the UK DPF Extension, and the Swiss-U.S. DPF. The EU-U.S. DPF already has been the subject of legal challenge, however, and more generally, these frameworks may be subject to legal challenges from privacy advocacy groups or others. Additionally, the European Commission's adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.
The California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, among other things, requires covered companies to provide specified disclosures to California consumers and affords such consumers the ability to opt out of certain types of data sharing and sales. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”). As of January 1, 2023, the CPRA expanded the CCPA with additional requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the law. Several states in the U.S. have proposed or enacted their own privacy laws, many of which contain obligations similar to the CCPA and CPRA. Many of these similar state privacy laws have taken effect or will take effect in coming years, creating the potential for a patchwork of overlapping but different state laws and for a trend of increasingly stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations. In addition, the Personal Information Protection Law, or PIPL, went into effect in the People’s Republic of China (the “PRC”) on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to PRC citizens. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. Aspects of the interpretation and enforcement of the CCPA, as amended by CPRA, and other evolving federal, state, and foreign laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, protection, and other processing of certain types of data are subject to varying enforcement and new and changing interpretations by courts, and may impose different or inconsistent obligations. These laws or regulations, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations, that require enhanced protection of certain data or new obligations, could greatly increase the cost of providing our platform, require significant changes to our data processing practices and other aspects of our operations, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
Additionally, we have incurred, and may continue to incur, significant expenses in efforts to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. We may be subject to investigation or enforcement actions by regulators if our statements, policies or practices relating to privacy, data protection, or cybersecurity are alleged to be deficient, lacking transparency, deceptive, unfair, or misrepresentative. We are also bound by contractual obligations related to our collection, use, disclosure, protection, and other processing of personal data and other types of data. Our efforts to comply with such obligations may not be successful or may have other negative consequences. With laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity imposing new and relatively burdensome obligations and with uncertainty over their interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in efforts to do so. Despite our efforts, our interpretations of the law or our practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Any actual or perceived failure, or consequences associated with our efforts, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, cybersecurity, or data processing, or any compromise of security that results in unauthorized access to, or use or release of data relating to learners, instructors, or other individuals could damage our reputation, discourage new and existing learners, instructors, and UB customers from using our platform, and could result in investigations, or other proceedings by governmental agencies, private claims and litigation, and fines, penalties, and other liabilities, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, concerns relating to privacy, data protection, or cybersecurity, whether or not valid, may harm our reputation and brand adversely affect our business, financial condition, and operating results.
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
While we have taken measures to protect our own proprietary and confidential information, as well as the personal data and confidential information that we otherwise process, and measures to protect our platform, we, our third-party service providers, and the networks and systems used in our business, including those of third-party service providers, have been subject to, and we, our service providers and our platform may in the future may be subject to, cybersecurity attacks or other security breaches or incidents. Cybersecurity attacks may take the form of denial of service attacks, attacks using ransomware or other malware, or other attacks, and can come from individual hackers, criminal groups, and state-sponsored organizations. These sources have used artificial intelligence and machine learning to launch more automated, targeted and sophisticated attacks against targets. They can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to data, and we and our platform otherwise may be subject to security breaches and incidents resulting from employee or contractor error or malfeasance. These and other threats may be heightened by geopolitical tensions and conflicts. We also may be more susceptible to cyberattacks and other security breaches and other security incidents while many of our employees work remotely, because we have less ability to implement, monitor, and enforce our information security and data protection policies.
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
The current legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the United States is subject to uncertainty. In 2018, the Federal Communications Commission (the “FCC”) repealed its open internet rules, which prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes. In response, California and several other U.S. states have implemented their own open internet or net neutrality rules, and in 2024, the FCC voted to reinstate, with certain modifications, its open internet rules. We cannot predict the outcome of any litigation or whether the FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the degree to which this repeal would adversely affect our business, if at all. Similarly, the EU requires equal access to internet content, but as part of its Digital Single Market initiative, the EU may impose network security and disability access requirements, which could increase our costs. Outside these jurisdictions, government regulation of the internet, including the idea of network neutrality, may be developing or non-existent. It is possible that governments of one or more foreign countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract and retain learners, instructors, and customers may be adversely affected and we may not be able to grow our business as we anticipate.
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
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the nine months ended September 30, 2024, 27% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies may cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from wars and other armed conflicts, such as Russia’s invasion of Ukraine and the ongoing conflicts in the Middle East, incidents of terrorism, natural disasters, public health emergencies, or natural disasters, as well as responses to any of these events.
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
Certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act under our investors’ rights agreement. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates (as defined in Rule 144 under the Securities Act), which shares would be subject to the limitations of Rule 144. Sales of our securities or the perception that such sales could occur pursuant to these registration rights may make it more difficult for us to issue and sell securities in the future at a time and at a price that we deem appropriate. These sales could also adversely affect the trading price of our common stock and make it more difficult for you to sell shares of our common stock.
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
As of September 30, 2024, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 52% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
We cannot guarantee that our stock repurchase program will be fully implemented or that they will enhance long-term stockholder value.
Our board of directors previously authorized a share repurchase program under which we may repurchase up to a total of $150 million of our common stock, subject to certain limitations. As of September 30, 2024, we have repurchased approximately 15.1 million shares of our common stock with an aggregate principal value of $141.3 million under the share repurchase program. We have funded all repurchases under this program with existing cash and cash equivalents, and expect to do so for future activity under this plan. Under the program, share repurchases may be made at our discretion from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The timing and amount of repurchases under the program will be determined by our management based on its evaluation of market conditions and other factors. Our board of directors may review the program periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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

The following table presents details of our monthly share repurchases for the third quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be repurchased under the program (in thousands)
July 1, 2024 - July 31, 2024	1,961,639	$8.57	1,961,639	$42,783
August 1, 2024 - August 31, 2024	2,598,313	7.66	2,598,313	22,876
September 1, 2024 - September 30, 2024	1,759,987	8.05	1,759,987	8,711
Total	6,319,939	$8.05	6,319,939	$8,711
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40956	3.2	February 27, 2023

10.1*+	Udemy, Inc. Outside Director Compensation Policy (as amended September 1, 2024)

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

*    Filed herewith.
+    Indicates management contract or compensatory plan.
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

Udemy, Inc.

Date: October 30, 2024	By:	/s/ Greg Brown
Greg Brown
President and Chief Executive Officer

Date: October 30, 2024	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer