Form 10-K
period 2024-12-31
Udemy, Inc.
filed 2025-02-19
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 28, 2024, the aggregate market value of its shares held by non-affiliates was approximately $947.1 million.
As of February 13, 2025, 147,744,470 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•     We operate internationally and we plan to continue expanding our international operations, which exposes us to risks inherent in international operations.
•     Changes in laws or regulations relating to privacy, data protection, or cybersecurity, including those relating to the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, could adversely affect our business.
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
•our expectations regarding our financial and operating performance, including our expectations regarding our revenue, costs, monthly average buyers, number of Udemy Business (“UB”) customers, UB Annual Recurring Revenue, UB Net Dollar Retention Rate, UB Large Customer Net Dollar Retention Rate, segment revenue, segment adjusted gross profit, adjusted EBITDA, and adjusted EBITDA margin;
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

iii

PART I.
Item 1. Business
Our mission
Udemy’s mission is to transform lives through learning.
About Udemy
Udemy is a global learning company whose online platform empowers organizations and individuals with flexible and effective professional skill acquisition, development and validation. Udemy’s learning marketplace enables tens of thousands of instructors to develop, distribute and enhance content that reaches Udemy’s broad global audience of nearly 77 million learners. Udemy leverages technology, including artificial intelligence (“AI”), as well as data and insights, to deliver personalized, immersive and effective learning experiences. We curate our highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer engaging and effective on-demand learning for all employees, immersive laboratory-style learning for tech teams and cohort-based learning focused on leadership development.
In today’s rapidly evolving labor environment, there are two key trends currently reshaping the future of work: the rise of the skills-based organization and the application of generative AI. By leveraging our comprehensive learning solutions and strategic customer success approach, we believe we are uniquely positioned to empower organizations with the tools to build a future-ready workforce, increase employee engagement and retention, and achieve critical business outcomes, while also helping individuals to achieve career goals. We believe that our dual focus on organizational and individual skills development places us at the forefront of addressing the evolving needs of the modern workplace.
As automation and technological innovation accelerates changes in the workforce, there is a growing need to offer more flexible training to continuously re-skill and upskill workforces to keep up with the pace of change. Skills are becoming increasingly important for the way organizations are defining work, deploying talent, managing careers, and valuing employees. As skills required for most professional roles evolve or become obsolete overtime, developing a culture of continuous learning and improvement has never been more critical. A recent study by the World Economic Forum found that approximately 80% employers plan to reskill and upskill their existing workers over the next five years to work better alongside AI, while workers can expect that approximately 40% of their existing skill sets will be transformed or become outdated over the same period. Therefore, organizations that embed a skills-based approach are more likely to achieve results than those that have not, including, among others:
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
Our global platform supports learners, instructors and enterprise customers. Udemy enables learners to gain the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. Our library of more than 250,000 free and paid courses is created by over 80,000 instructors and covers a wide range of topics, including technology, business and soft skills, and personal development. Our marketplace encourages engagement between learners and instructors, including course enrollment, consumption and Q&As. The volume and frequency of this engagement allows us to generate meaningful insights and provide real-time feedback and analytics for our instructors and enterprise customers.
Udemy leverages AI and machine learning throughout its platform. For example, we are incorporating generative AI-powered features that enhance the learner experience, support content creation and drive course consumption for instructors, increase personalization for learners and optimize productivity for our enterprise customers.

Udemy’s marketplace addresses the evolving needs of learners across the globe by providing access to a wide range of high-quality and relevant content in local languages. Instructors around the world have created courses in 75 languages, resulting in over 115,000 courses on our platform in non-English languages, as of December 31, 2024. Our learners benefit from the local context provided by native language instructors, further enhancing the learner experience.
Udemy’s differentiated feedback loops enable instructors to gain insights directly from learners that help to improve the quality and relevance of content, and our platform is designed to facilitate instructors making frequent, real-time updates to their courses. On average, top courses were updated five times by top instructors on Udemy in 2024.
Udemy is powered by a flywheel effect where instructors are encouraged to create relevant, high-quality content that attracts more learners and Udemy Business customers to the platform. More learners on our platform results in a larger audience, compelling data and insights, and greater potential earnings for instructors, which in turn incentivizes more course creation and also attracts additional instructors to the platform. This flywheel resulted in an average of over 5,000 new courses added to our platform monthly during 2024. In 2024, instructors earned $190.6 million. Udemy’s top 13 instructors each earned more than $1 million and nearly 1,700 instructors earned more than the average annual income in their home country.
Udemy Business offers organizations access to over 29,000 of the highest rated on-demand courses from our marketplace across 16 languages. The range and volume of our course catalog enables employees to support their career growth with the most relevant and effective courses and real-world skills development, and organizations across the globe to reskill and upskill their workforce.
By offering Udemy’s enterprise customers access to innovative learning tools on its Intelligent Skills Platform, such as the AI Assistant, Skills Mapping and AI-powered learning paths, Udemy is helping organizations build a workforce that is ready for today’s challenges and capable of adapting to change in the future to remain competitive.
Global learners are increasingly looking online to acquire new skills, while organizations are shifting much of their traditional offline in-person training of their workforce to more efficient online solutions for reskilling and upskilling. The increase in work-from-home flexibility has accelerated a corporate shift to digital training solutions worldwide. Udemy’s highly-effective and cost-efficient method of online learning across a variety of disciplines is designed to meet the corporate learning needs within today’s hybrid and remote work cultures.
Our business model
Udemy has two symbiotic operating and reportable segments: Enterprise, or Udemy Business (63% of 2024 revenue), and Consumer, or our direct-to-consumer marketplace (37% of 2024 revenue). Udemy’s differentiated business model, compelling revenue share incentive and access to nearly 77 million learners attracts instructors from around the world. The Udemy Consumer marketplace consists of more than 250,000 courses in 75 languages. Millions of people learn on the Udemy platform from real-world experts in topics ranging from technology, business and soft skills, to personal development. Learners can purchase lifetime access to individual courses or subscribe through monthly and annual plans, which offer unlimited access to more than 13,000 of Udemy’s top-rated courses. Udemy’s marketplace also offers 27,000 free courses, which are an important source of conversion to paid enrollments.
Udemy’s global content engine powers Udemy Business with the highest-rated content from our marketplace, proven new product capabilities and organic new business leads. Udemy Business enables organizations around the world to offer on-demand learning for all employees, immersive learning for technology teams, and cohort learning for business leaders. Built for businesses striving to be at the forefront of innovation and those utilizing the latest technologies, Udemy Business offers fresh, relevant learning that can be accessed around the world at any time. By leveraging Udemy’s integrated learning solutions and strategic customer success support, businesses are equipped with the tools to reskill and upskill their workforce, increase employee engagement, and achieve critical business outcomes in an efficient and cost-effective manner. As of December 31, 2024, Udemy Business offers global companies annual or multi-year subscription access on a per-seat basis to a catalog of more than 29,000 courses in 15 local languages, in addition to English. Udemy Business provides access to its platform through Team and Enterprise subscription plans and offers the ability to add on Udemy Business Pro services. Organizations looking to build leadership capabilities can separately purchase a subscription to our cohort learning development platform.

Our platform and product offerings
Udemy’s platform provides individual learners and organizations all over the world with access to high-quality and relevant content created by instructors across technology, business and soft skills, and personal development topics. Our platform is purpose-built to empower instructors with data insights and innovative technology to meet the specific needs of learners and organizations in order to help them achieve their career goals and desired business outcomes, respectively. Our products are designed to deliver measurable incremental value, which ultimately creates upselling or expansion opportunities. Udemy generates revenue through the following product offerings:
•Per Course. Individual learners can purchase one of the more than 250,000 courses available on the Udemy marketplace to obtain lifetime access to that digital course content after enrollment. Individual course purchases also include access to interactive learning tools such as quizzes, exercises, and the ability to ask questions and engage with the instructor directly. Pricing is optimized for each individual course and by region.
•Subscriptions. Udemy Business offers seat-based subscription plans, including Team Plan, Enterprise Plan, and Leadership Academy, as well as the Udemy Business Pro add-on service. Udemy Business subscription plans are offered as annual and multi-year subscriptions with pricing based on volume and functionality. Individual learners can purchase a monthly or annual Personal Plan subscription with access to more than 13,000 courses across hundreds of professional and personal skills. Monthly and annual Personal Plan subscription pricing vary by region.
•Professional Services. Udemy Business customers may elect to engage us to provide professional services that support the cohort learning experience, as well as learning architecture development and skills mapping.
Consumer
Udemy’s direct-to-consumer business is built on our global marketplace, which is a destination for on-demand courses taught by expert instructors in their respective fields. Our platform is designed to meet the needs of our audience of nearly 77 million learners and over 80,000 instructors that come to us for professional and personal skills development. Our global marketplace serves as a testing ground for content before the best - as determined by learner ratings and reviews - are selected for inclusion in the Udemy Business portfolio. It also serves as an organic lead generation channel.
Udemy analyzes platform data to better understand learners' needs and deliver personalized recommendations for the best courses and learning paths. Learners can access content from numerous local experts from around the world and in their preferred language. Udemy provides a comprehensive and immersive learning experience through tests, Q&As, and other interactive activities.
When subscribed to a Personal Plan, an individual learner will have unlimited access to the curated subscription catalog during the subscription term, including immersive learning experiences such as practice tests and coding exercises.
Udemy Business
Global organizations recognize the need for upskilling and reskilling capabilities to ensure their workforce is agile, resilient and competitive in a rapidly changing environment. Many business leaders around the world believe the need for new skills is their largest business challenge and, for employees, opportunities for development have become an important factor that determines workplace satisfaction. Hybrid work, distributed teams and the rapid pace of change mean organizations can no longer rely on in-person training alone. As a result, organizations must leverage digital and hybrid learning experiences to scale skills acquisition. Our go-to-market approach is focused on understanding our customers’ business needs and developing learning strategies so they can achieve organizational goals. We build deep, trusted customer relationships at all levels with a specific focus on the C-suite, and our engagements support upskilling and reskilling across hybrid and remote workplaces. With our dynamic product portfolio from on-demand and immersive learning to a tailored cohort experience for leadership development, Udemy Business supports skill development at all levels of the organization. We continue to make investments in our global partner ecosystem to support direct and indirect revenue channels that help enable us to scale with agility across the global marketplace.

Udemy has curated more than 29,000 of the most highly-rated and relevant courses for in-demand skills from its extensive content catalog on its marketplace to meet the needs of its Udemy Business customers in over 150 countries. Udemy Business features collections in 15 local languages, in addition to English. Non-English content accounts for more than 50% of the Udemy Business course collection. Local language courses are taught by native speakers with local context, making the content and learning experience more relevant and effective. These collections are a key competitive differentiator which we believe position us well as a premier learning and development provider for many global organizations that are looking to standardize on one platform.
Udemy uses a rigorous content curation process that considers enterprise customer demand, learner feedback and ratings, topic relevance, course quality, and instructor engagement on our platform, including frequency of updates and interaction with learner questions. We regularly review courses in the Udemy Business catalog to ensure ratings consistently stay above a certain threshold and the topics are still relevant. Content that does not meet strict quality requirements will be removed from the Udemy Business catalog.
When an instructor’s course is added to the Udemy Business catalog, instructors are required to agree, subject to limited exceptions, to exclusivity, which prevents them from offering any on-demand content, such as pre-recorded courses, on any competing platform in a way that directly competes with or impairs the sales of such content on our platform. This exclusivity clause remains in effect for so long as an instructor’s content is included in the Udemy Business catalog, and we may continue to include content in the Udemy Business catalog for up to 12 months after an instructor elects to opt out. We believe these exclusivity arrangements increase the value of our offerings by increasing the amount of unique content on Udemy and helping maintain our robust roster of expert instructors.
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
•Team Plan. Teams of up to 20 people can purchase Team Plan, which is a self-serve, subscription service. Team Plan is designed for teams or organizations who are in need of on-demand learning and development at work to reskill and upskill. With a subscription to Team Plan, subscribers get access to a selection of courses included in the Udemy Business catalog, certification prep for more than 200 exams, practice tests, AI-powered coding exercises, goal-focused recommendations and analytics.
•Enterprise Plan. Organizations can purchase Enterprise Plan, which offers a vast catalog of more than 29,000 high-quality courses. Enterprise plan includes the same features as Team Plan, but also includes additional features such as a dedicated customer success team, 15 non-English course collections, customizable content, and advanced analytics. Using the product’s reporting and analytics tools, organizations can easily view engagement, user activity, identify skills gaps and skill insights, including industry benchmarking, to assess Return on Investment, or ROI. Enterprise plans are offered as annual and multi-year subscriptions with pricing based on volume, contract length and functionality.
•Udemy Business Pro. Available as an add-on to any Udemy Business enterprise license, Udemy Business Pro provides a deeper, immersive learning experience with assessments, labs and workspaces and pre-built learning paths that accelerate skill development across key roles in information technology, software engineering, and data & analytics. Pricing is based on volume and contract length.
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

Customer success and expansion
The success and satisfaction of our customers is our North Star for Udemy. Today, most global companies are experiencing massive organizational change and are looking for a strong partner to help them navigate that change and achieve their desired business outcomes. Companies around the world are in the midst of a talent and workforce transformation, which is the process of developing the employees’ skill set to keep up with the ever-changing needs of the business, accelerated by generative AI. Our customer success teams partner with leaders of organizations to develop learning strategies to achieve their corporate objectives and to give learners guidance to help them develop and foster a culture of continuous learning.
With under 10% penetration of total available seats for Udemy Business’ customers, our opportunity within our existing customer base is significant. Our land-and-expand strategy is an investment in building long-term, high ROI relationships with our customers. Our teams work closely with customers during onboarding to understand the company's business objectives and partner with the leaders in the organization to develop programs tied to driving outcomes. We ensure that all of those programs support the right learning outcomes and then we focus on driving seat expansion.
Our Customer Success organization is structured to support our customers based on their specific needs as determined by their organizational size and complexity:
•Self-serve. A fully digital success experience for organizations utilizing our Team Plan product. This model delivers support and guidance through digital channels, customer marketing, the product and technology such as generative AI.
•Tech First. A digital first success experience for customers with smaller licensing requirements and less complex structures. Support and guidance are proactively delivered via digital channels throughout the customer journey, and direct reactive support is available from the customer success team at the customer’s request.
•Mid Touch. A blended success experience where a combination of digital and human success models are deployed to deliver outcomes for customers. This model involves a combination of data driven journey automation and success management where a dedicated customer success manager will proactively engage based on the customer’s needs.
•High Touch Managed Service. A full service dedicated customer success management for customers who have more complex requirements. A dedicated customer success manager will proactively work with the customer over the lifetime of the relationship. The customer success manager will be deeply engaged with the customer on an ongoing basis.
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
Our ability to attract, retain and expand revenue from our Udemy Business customers is demonstrated by our Net Dollar Retention Rate (“NDRR”). As of December 31, 2024, Udemy Business NDRR was 98%, and NDRR for Udemy Business customers with at least 1,000 employees, or Udemy Business Large Customer NDRR, was 103%. This level of retention demonstrates the potential for consistent expanded growth within the existing Udemy Business customer base. To date, customer expansion has been primarily driven by seat expansion, although new product adoption is becoming a more meaningful driver.
Partnerships
Partnerships are a key element of Udemy’s long-term growth strategy. Udemy’s partnerships aim to drive growth across both our consumer and Udemy Business offerings, and we center our efforts on three key pillars: global expansion, extending reach and meeting our business customers in their flow of work.

Udemy has a global focus in all partnerships. We have a differentiated localized content catalog across a wide set of regions. Combined with our go-to-market and Customer Success approach, we increase our speed to market and local penetration by partnering with regional resell and co-sell partners to connect customers with Udemy Business in their local language. In some cases where we do not have localized content, we implement our high-touch partnership model to leverage a key local brand to help develop our content catalog and to establish a local language version of Udemy Business once the catalog meets our high-quality criteria. In 2024, 65% of Udemy Business revenue in the Asia Pacific region was driven by partnerships with Benesse in Japan, Woongjin ThinkBig in South Korea, Sanjieke in China and FUNiX in Vietnam.
In addition to our global focus, Udemy seeks to forge relationships that either extend our marketing reach or the capabilities and reach of our sales go-to-market. Through relationships with key brands and regional leaders that have reach and scale in their own right, we are able to increase the awareness and adoption of our offerings.
Additionally, customers need data integrations in order to assess ROI, adoption and other key metrics. Udemy’s open nature, platform services focus and APIs, enable us to build a robust integration ecosystem that supports our customers’ ability to get the most out of their software investments and investments in learning.
Finally, a critical part of Udemy’s success requires that we work with partners to enable our users to access Udemy Business content in their flow of work. To support this, Udemy Business can be integrated into various Learning Management Systems (“LMS”) and Learning Experience Platforms (“LXP”), such as Cornerstone OnDemand, Degreed, ServiceNow and Workday.
Our growth strategies
We are pursuing the following strategies to generate long-term sustainable growth for our business:
Accelerate growth by focusing upmarket and on key verticals. Enterprise customers represents the greatest growth potential for Udemy given the wider range of use cases and land-and-expand opportunities. Large enterprise customers, defined as those with at least 1,000 employees, currently represent approximately 75% of Udemy Business revenue, and the cohort is growing at a significantly faster rate than the SMB cohort. Historically, Udemy has executed successfully in this cohort, with stronger pipeline build, larger deal sizes, higher retention, more upsell opportunities, and better unit economics. With just over 5,000 enterprise customers in this cohort, Udemy has barely penetrated the global addressable market opportunity of more than 130,000 enterprises worldwide.
Increase Udemy Business penetration through a land-and-expand strategy. Our strategy focuses on acquiring new customers and efficiently growing our relationships with existing customers. Historically, we have expanded from individual to team to multi-department and company-wide sales as Udemy Business’s value is proven and customers identify additional use cases. With under 10% of total available seats contracted in our existing Udemy Business customer base worldwide as of the end of 2024, we see a large opportunity for growth. We have developed a strong outbound lead-generation process with effective account-based marketing operations, allowing us to target, develop and nurture key accounts in large organizations.
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
•drive measurable learner outcomes;
•deliver more personalized learning experiences;
•improve our instructors’ ability to create content more efficiently;
•improve our ability to support learners through career-oriented learning journeys; and

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
Optimize business model and pricing. Our pricing optimization approach is designed to make it easy and accessible for learners to purchase courses, which drives instructor earnings, thereby increasing incentives for instructors to supply more courses. We are continuing to invest in our machine-learning pricing algorithms to determine the optimal price we charge for our courses in our marketplace on a per-country basis, taking into account dozens of course characteristics, including category of content, hours of content, course rating and enrollments.
Pursue strategic acquisitions. We will consider acquisitions that expand our international footprint and/or to acquire innovative technology that expands the immersive learning experiences we offer, with the goal of improving the learner experience and customer outcomes and ultimately increasing new customer acquisition and retention.
Competition
The market for developing skills is rapidly growing and highly fragmented, but is not well-suited to address the growing need for people to reskill and upskill since the landscape is continuously evolving. Participants in this market can include corporate training offerings, direct-to-consumer training offerings, specialized content training offerings, and providers of online free resources. We compete for individual learners, Udemy Business customers and instructors on the following basis:
Learners: We compete for learners based on our course catalog, instructors, learning tools and localization. We believe that we are positioned favorably because of our ability to attract instructors and support them with data and insights to create new, and regularly refreshed high-quality content.
Udemy Business customers: We compete for customers based on our high-quality, engaging and relevant content, the breadth and depth of that content across the full range of core business functions and advanced product features that optimize self-paced learning and enable organizations to effectively drive programmatic learning. We believe that we are positioned favorably because of the strategic relationships we form with our enterprise customers that help them drive engagement in their learning programs and, in turn, business outcomes like employee retention, acquisition of certifications and increased productivity.
Instructors: We compete for instructors based on our ability to provide monetization opportunities and tools to enable instructors to create differentiated content to meet the needs of global learners. We believe that we are positioned favorably because of our ability to attract learners across the globe, provide data and insights to help instructors enhance content to retain learners, and offer an attractive shared revenue model.
Our competitive advantages
The traditional publisher model used by some competitors can be slow moving and reactive. Other niche marketplace models cannot effectively serve the enterprise learner who needs to develop both technical and professional skills. Udemy’s platform, in contrast, offers a comprehensive suite of skills development tools required to support learners and organizations in achieving their career goals and business outcomes, respectively. We believe our operating model benefits from several competitive advantages:
Comprehensive global course catalog. We provide access to over 250,000 courses, including over 115,000 non-English language courses. This extensive library covers a broad range of topics, including technical skills, business and soft skills, and personal development. Many of our competitors specialize in a specific category, which is not effective for companies and their employees that require a blend of technical, business and soft skills. We have effectively built a creator platform that allows instructors to develop content on virtually any topic, while having the flexibility to update courses to keep up with the pace of change and based on feedback from millions of learners around the world. On average, our instructors publish more than 5,000 courses a month on our platform.

High-quality, relevant and up-to-date content. Udemy’s differentiated feedback loop between learners and instructors ensures that we are able to maintain the high-quality courses on in-demand topics to meet the needs of learners. Our marketplace model motivates instructors to provide high-quality content to learners quickly, whether by being first to address in-demand topics, refreshing existing topics, or finding new and better ways to serve the learner community on existing topics. We believe this incentive model helps drive our instructors to update their courses at a much higher rate than courses offered via a traditional publisher model. Rather than being subject to the “top down” review cycle of multiple editors inherent to traditional publishing, our model removes these publisher barriers to enable a flywheel of instructor content creation, engagement, and continuous content optimization. This regularly updated content, along with personalized recommendations and advanced search capabilities, presents a better value proposition for learners who benefit from accessing the most up-to-date, high-quality content that is relevant to their individual needs. Our marketplace model allows us to provide the freshest technical content that is able to keep up with the pace of innovation, providing the content needed to support organizations undergoing digital transformation efforts. We also regularly remove courses that fall below our ratings guidelines or are receiving limited engagement from learners.
Global instructor network. Udemy has a network of more than 80,000 global instructors. Instructors come to Udemy because of our scale and attractive revenue share model. Our massive audience provides us with a significant amount of learner data and incentive for instructors to come to our platform. Udemy offers a clear advantage to instructors who want to ensure they offer the freshest, most relevant tech skills content. The ability to quickly create and post fresh content helps instructors attract more learners and generate more earnings. On average, courses are updated five times per year by top instructors on Udemy. In 2024, our instructors earned $190.6 million and published an average of more than 5,000 courses per month.
Global distribution and reach. Our platform connects individual learners and enterprise customers with instructors across the world. In 2024, 60% of our revenue was generated outside of North America, and 85% of marketplace traffic originated from outside of the United States. We have courses in 75 languages on our marketplace. For Udemy Business, we have courses in English and 15 other local languages and customers in more than 150 countries. Having local language experts creating locally relevant content is a key differentiator for Udemy. As learners and organizations in a new geography begin to engage with us, we then have the opportunity to quickly and efficiently expand our global footprint by focusing our marketing, advertising, pricing, and language customization resources and expanding our payment options, which allows us to grow our base of individual learners and enterprises and attract new instructors who create native language courses.
Powerful network effects. Udemy is one symbiotic, data-centric platform. The growing number of individual learners and enterprises on our platform attracts more instructors with diverse experiences and backgrounds to create content for in-demand topics and update existing courses. The increasing number of relevant, high-quality and up-to-date courses attracts more individual learners and enterprises. The volume and frequency of these interactions allow us to generate meaningful insights and provide real-time feedback and data and analytics for our enterprise customers and instructors. These data insights improve content quality, enhance course personalization, and optimize productivity and satisfaction for our learners.
Powerful data insights and analytics. During 2024, we had an average of 38 million monthly unique visitors, and, through the end of 2024, we’ve had over 1 billion cumulative course enrollments since inception. We believe that the volume of the data our platform collects provides meaningful insights into the behaviors and evolving needs of organizations, learners and instructors. We leverage that data to provide personalized course recommendations and learning paths. We also analyze enrollment data, market insights and feedback from learners to identify needed skills or new topics of focus within our content catalog and share this information with our instructors so they can continuously improve their course offerings in real time.
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

Our technology and research and development
Udemy’s technology features a modern architecture designed to support our continued growth at scale. We leverage AI and machine learning to enhance learner personalization, increase conversion and support customer retention. Our global distribution platform enables learners, instructors and organizations around the world to achieve their goals and desired outcomes. We aim to provide world-class experiences for all learners by focusing on the following pillars:
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
Comprehensive learning. Udemy’s platform is designed to support learners throughout their journey as they develop skills needed to achieve their professional goals and receive validation of skills proficiency through badges and certification. We provide personalized and guided skill-based learning experiences, including on-demand videos, hands-on practice and assessments. Learners can focus on career and occupational areas of their choice. Udemy produces curated learning paths focused on key domains and skill sets. We also allow organizations to author their own custom learning paths.
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
Powerful data. We leverage a wealth of data to drive customer outcomes. Our differentiated learner feedback loops help improve instructor outcomes by sharing insights on where the market opportunities are and how they can enhance their teaching capabilities. For learners, our marketplace unlocks valuable data for personalized recommendations. This helps learners know the skills needed to achieve their goals, including demonstration of skills proficiency through validation and certification. And for organizations, we are able to share powerful insights to help them achieve their goals and assess ROI. Our platform’s ability to provide a personalized experience is further enhanced by the machine learning methodologies used to develop the algorithms included in our technology, which allow us to personalize each learner’s experience.
Pricing optimization. Our machine-learning pricing optimization approach is designed to make it easy and accessible for learners to purchase courses, which drives instructor earnings, thereby increasing incentives for instructors to supply more courses and update existing content. We have built a global pricing engine that allows anyone to have access to our products at prices adjusted to the local purchase power parity in the local currency and using payment methods they are familiar with. This powers the global dynamics of our marketplace, promoting strong learner conversion that fuels Udemy’s global pipeline. We routinely adjust our algorithm to attain prices based on a variety of factors, with an ultimate goal of increasing conversion to paid enrollment. These algorithms use dozens of course characteristics, such as content category, length of course, average course rating, and topic popularity to determine the most effective price for each course on a per country basis.
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
Based on data from Arizton, the market opportunity in online learning was estimated to be $197 billion in 2023. We calculate this estimate by aggregating the global corporate opportunity of $83 billion and the global e-learning opportunity of $114 billion, including government, vocation and higher-education. We believe that market opportunity could grow to $435 billion by 2029. Within that, the global corporate opportunity is expected to grow to $204 billion by 2029, or at a 15% compound annual growth rate, or CAGR.
There are several macro trends that are driving this growth, specifically the increasing shift of organizations around the world to skills-based talent management practices and the rapid development of digital transformation as more professional jobs are impacted by generative AI, automation and technology. In addition, there is a growing need to offer cost-effective, flexible and personalized training to allow employees to learn at their own pace as more companies offer remote and hybrid positions and strive to create a culture of continuous learning.
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
Our marketing strategy focuses on brand, account based and performance marketing, strategic partnerships and lifecycle monetization. In 2024, we entered into a multi-year partnership with McLaren Racing to become their Official Learning and Skills Partner and to build brand awareness among McLaren’s global fan base while showing the power of bringing a skills focus to the workplace.
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
We have 27,000 free courses available on our consumer marketplace. These free courses represent an important entry point for learners to experience our platform, driving cost-effective top of the funnel engagement for both consumer and Udemy Business leads. Once learners interact with our platform, our machine-learning algorithms recommend courses for learners to purchase based on topic, quality, instructor rating, number of enrollments, learner’s country of origin and more. The algorithms help us drive customer conversion, maximizing revenue while offering the best experience and value to learners.
With only 15% of Udemy's traffic coming from the U.S., we are focused on ensuring that our marketing speaks to local audiences around the world. Our design communications and production capabilities allow us to produce creatives that, while anchored on our global brand, also adapt to the cultural norms of the countries we advertise in. We leverage our global infrastructure to produce assets at scale and work with local language experts and native marketers to make the necessary adaptations for each country.
Go-to-market strategy
We sell to our Udemy Business customers both directly, through our sales teams, and indirectly, through third-party channels. Our Customer Success team engages pre-sale, ensuring that we understand the business objectives of that potential customer. Once an organization signs on, our Customer Success team partners closely with that organization to track progress toward business outcomes and determine opportunities for increasing adoption and usage, which can ultimately lead to customer expansions and upsells.

Seasonality
Historically, we have received a higher volume of orders from new and existing Udemy Business customers in the fourth quarter of each year as a result of industry buying patterns. We recognize revenue from Udemy Business subscription bookings over the life of the contract. We also have traditionally seen increased bookings in the Consumer segment as the result of various holiday promotions offered in the fourth quarter. We recognize revenue for consumer individual course purchases over an estimated service period of four months, while revenue for consumer subscriptions is recognized over the corresponding subscription term. As a result of these recognition practices, the quarter in which we generate the highest bookings may be different from the quarter in which we recognize the highest amount of net revenue, and our sequential growth in remaining performance obligations has historically been highest in the fourth quarter of each year. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Intellectual property
Our business depends on our intellectual property, the protection of which is critical to our success. We rely on a combination of intellectual property rights, including patents, trade secrets, trade dress, domain names, copyrights and trademarks to protect our competitive advantage.
As of December 31, 2024, we held 16 registered trademarks in the United States and 44 registered trademarks in foreign jurisdictions, which have various expiration dates between 2025 and 2034, and we also held 3 registered patents in the United States, with various expiration dates between 2037 and 2038. We also have common law rights in some trademarks and pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.udemy.com and some other variations.
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
Human capital resources
Our employees are our greatest asset. We believe we have a world-class culture with employees committed to redefining the future of work through a skills based approach and continuous learning. In addition, we invest in areas to help us attract and retain top talent that support our core values. On top of competitive health and retirement benefits, we offer WholeU benefits, a comprehensive suite to care for employees’ emotional, physical, and financial well-being.
We are proud of our internal focus on learning and development and leverage the Udemy Business platform to drive upskilling and career growth within our organization. Due to these efforts, 95% of employees spent time learning on our platform during the fiscal year ended December 31, 2024. Employees from around the globe participated in our Leader Development programs, including MentorU, Udemy Manager, Invested Leader and Leadership Coaching.
As of December 31, 2024, we had 1,246 full-time employees. In September 2024, the Company committed to a restructuring plan aimed at driving greater operational efficiencies through the reduction of organizational layers, optimization of the Company’s go-to-market organization, and relocating certain roles to lower cost locations. The restructuring impacted approximately 280 of the Company’s global workforce, primarily those located in higher-cost regions, such as the United States, as well as those within the Company’s sales and marketing and research and development functions. None of our employees are represented by unions. We consider the relationship with our employees to be strong and have not experienced interruptions of operations due to labor disagreements.
Environmental, social, and governance (ESG)
At Udemy, we are committed to operating responsibly and sustainably to create long-term value for all stakeholders. Our ESG efforts reflect our dedication to addressing the evolving needs of our customers, employees, shareholders, and the communities in which we operate.

Our ESG priorities are informed by feedback from stakeholders, alignment with recognized frameworks and standards, and an ongoing assessment of the risks and opportunities most relevant to our business. We remain committed to continuous improvement and transparent reporting as we work toward achieving our sustainability goals.
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
We incurred net losses of $85.3 million, $107.3 million, and $153.9 million during the fiscal years ended December 31, 2024, 2023, and 2022, respectively, and, as of December 31, 2024, we had an accumulated deficit of $805.0 million. We expect our losses to continue in the near-term as we continue to make targeted investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures may make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business.
We have undertaken, and are continuing to undertake, measures intended to accelerate our operational efficiency and position our company for long-term profitability. However, we cannot guarantee that these measures will be successful. We may experience delays or unanticipated costs in implementing these measures, which could prevent the timely or full realization of the anticipated benefits. Even if we successfully execute on our operational efficiency measures, these measures may not be sufficient to ensure our investments and other expenses keep pace with our revenue.
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
Our success depends, in part, on growing the number of learners and instructors engaging with our platform. We believe the increase in the number of instructors increases the quality and quantity of the content available on our platform, in turn making our platform more appealing and engaging to learners in both our Enterprise and Consumer segments. This increase in learners then attracts more instructors to our platform. This dynamic marketplace model takes time to build and may grow at a slower pace than we expect. In addition, although the number of individual and UB learners and instructors engaging with our platform has grown in recent years, there can be no assurance that this growth will continue. For example, there is significant uncertainty regarding the adoption and growth of remote, online and asynchronous learning and training, as well as skills-based learning, compared to the traditional models of education and training, which may adversely affect demand for our platform. We have also experienced elongated sales cycles for our UB offerings as a result of what we believe to be budget tightening as a result of economic uncertainty. Additionally, our average sales cycle may lengthen as we focus more on our UB Large Customers, which we define as companies with at least 1,000 employees, and which tend to have longer procurement processes than smaller customers. If we fail to grow or maintain the number of learners and instructors engaging with our platform, the value of our platform will diminish and our revenue will decline.
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of December 31, 2024, we had relationships with over 80,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform—and consequently a significant portion of our revenue—is attributable to a limited number of our instructors. Instructors may unpublish content or choose to leave the Udemy platform altogether, subject to certain contractual limitations, for a variety of reasons. For example, in November 2023 we announced changes to our instructor revenue share model, which became effective at the beginning of 2024; these changes, together with any future changes we may announce in the future, could result in instructor attrition. Although we do not believe the loss of any one instructor would materially impact our business, significant attrition by multiple instructors, as well as any failure to attract additional instructors or source replacement content as needed, could adversely affect our ability to provide high-quality, engaging, and relevant content for one or more subject matters, slow the pace at which we provide such content, and reduce the attractiveness of our platform to learners and customers, any of which could negatively impact our business, financial condition, and results of operations.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 63%, 58%, and 50%, of total revenue during the fiscal years ended December 31, 2024, 2023, and 2022, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, customers’ spending levels, sufficient adoption of our platform by our customers’ constituents, and customers’ satisfaction with new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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

We expect our existing competitors and new entrants to the online learning market to continually evolve and improve their business models. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. The emergence of enhanced generative artificial intelligence capabilities could provide competitors with an advantage. Several new and existing companies in the online education industry provide or may provide offerings similar to what we offer on our platform, and, despite any exclusivity arrangements we have with our instructors, these companies may nonetheless pursue relationships with our instructors that may reduce, or stop altogether, the content our instructors produce for our platform. In addition, enterprise customers may choose to continue using or develop their own online learning or training solutions in-house rather than pay for our platform.
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
In addition, we have granted exclusivity to resellers in certain geographies for UB, and so we are dependent on the sales efforts of our resellers in those geographies. For example, we have partnered with Benesse as our exclusive reseller in Japan. If we fail to effectively manage our existing resellers, or if our reseller partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality reseller partners in each of the regions in which they sell products and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. Any negative changes in our relationship with our reseller partners, including the loss of a reseller or a significant reduction in business with a reseller, could adversely impact our sales in particular geographies, which could, in turn, negatively impact our results of operations.

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
We believe that maintaining and enhancing our reputation and brand recognition is critical to our ability to attract and retain learners, instructors, and UB customers, as well as commercial and strategic partners, and that the importance of our reputation and brand recognition will continue to increase as competition in the markets in which we operate continues to develop. Our success in this arena will depend on a range of factors, both within and beyond our control. Factors affecting our reputation and brand recognition that are within our control include our ability to:
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
Moreover, regulators in the United States, the E.U., and in other jurisdictions in which we operate may introduce new regulatory regimes or modify existing regulatory regimes, including in ways that increase potential liability for information or content available on or through our platform or the content moderation decisions we make with respect to our platform, or which impose additional obligations to monitor such information or content, which could increase our costs. For example, the E.U.’s Digital Services Act (the “DSA”), which imposes new content moderation obligations, notice and transparency requirements, advertising limitations, and other consumer protection requirements, became fully applicable in February 2024. Non-compliance with the DSA could result in fines of up to 6% of global turnover, and could potentially subject us to litigation, enforcement actions, or other claims. Additionally, E.U. jurisdictions have imposed, and may in the future impose, additional content moderation requirements beyond those established by the DSA. For example, the Irish Online Safety Code, which became effective in October 2024, introduces additional obligations on video-sharing platforms to restrict the spread of harmful video and associated content. Non-compliance with the Online Safety Code could result in fines of up to the greater of €20 million or 10% of annual turnover.
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
Our business and operations could be materially and adversely affected by catastrophic events, such as earthquakes, floods, fires, telecommunications failures, power losses, break-ins, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, inclement weather and public health emergencies. In particular, our corporate headquarters are located in San Francisco, California, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If catastrophic events were to cause damage to our properties or interrupt our operations, our results of operations would suffer. Global climate change may result in natural disasters, such as drought, wildfires, severe storms, flooding, and heat waves, occurring more frequently or with greater intensity. We may not be able to effectively adapt our operations to avoid disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.
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
Our growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. Future growth in our organization could place additional strain on our existing resources and processes, and we could experience systemic operating difficulties in managing our business, which may negatively impact our gross profit or operating expenses.
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
Managing a global organization requires significant resources and management attention. We currently maintain operations outside of the United States, including in Ireland, Turkey, India, Australia, and Mexico, and we plan to expand our international operations in the future.
We generated 60%, 60%, and 59% of our total revenue outside of North America during the fiscal years ended December 31, 2024, 2023, and 2022, respectively. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
In addition, as a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts, which affect how we do business with government agencies. Governmental entities may also be subject to a rapidly evolving regulatory framework that may impact their ability to use our platform and products. As a result of actual or perceived noncompliance with these laws, regulations, or contractual provisions, or applicable executive orders, we may be subject to non-ordinary course audits and internal investigations, which may prove costly to our business, divert management time, or limit our ability to continue selling our products and services to our government customers. Any violation of government contracting laws and regulations or contract terms could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines, treble damages, and suspension from future government contracting. Also, engaging in sales activities to foreign governments introduces additional compliance risks specific to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. All these factors add further risk to business conducted with these customers.
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
Risks related to technology, privacy, and cybersecurity
Changes in laws or regulations relating to privacy, data protection, or cybersecurity, including those relating to the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, could adversely affect our business.
We receive, transmit, store, and otherwise process personal information and other data relating to our learners, instructors, and other individuals, such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy, data protection, cybersecurity, and the collection, storage, use, disclosure, protection, and other processing of certain types of data. These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another.
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
The United Kingdom maintains a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up to 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law is subject to uncertainty. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, generally permitting personal data transfers from the European Economic Area (the “EEA”) to the United Kingdom. This adequacy determination must, however, be renewed after four years and is subject to modification or revocation. The United Kingdom has introduced data protection legislation that, if adopted, would cause its data protection regime to deviate more significantly from the GDPR. We cannot fully predict how United Kingdom data protection laws or regulations may develop nor the effects of divergent laws and guidance. Changes with respect to any of these matters may lead to additional costs and increase our risk exposure.

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
Outside of Europe, many other countries, including countries where we have operations or otherwise do business, have adopted or are considering adopting data protection legislation, including, for example, regimes adopted in Australia, India, and Mexico. Many of these data protection regimes are based upon principles underlying the GDPR or its predecessor, the E.U. Data Protection Directive, and provide for substantial obligations and penalties for non-compliance. In addition, the Personal Information Protection Law (the “PIPL”), went into effect in the People’s Republic of China (the “PRC”) on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to PRC citizens. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year.

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
We engage third-party service providers to store and otherwise process certain data, including sensitive and personal information. Our service providers have been, and in the future may be, the targets of cyberattacks, malicious software, phishing schemes, fraud, intentional and unintentional insider threats, and other risks to the confidentiality, security, integrity, and availability of their systems and the data they process for us. Our ability to monitor our service providers’ cybersecurity is limited, and third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss, unavailability, destruction or other processing of data they process for us, including sensitive and personal information. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.

While we have taken measures to protect our own proprietary and confidential information, as well as the personal data and confidential information that we otherwise process, and measures to protect our platform, we, our third-party service providers, other third parties on which we rely, and the networks and systems used in our business, including those of third-party service providers, have been subject to, and we, our service providers and our platform may in the future be subject to, cybersecurity attacks or other security breaches or incidents. Cybersecurity attacks may take the form of denial of service attacks, attacks using ransomware or other malware, or other attacks, and can come from insider threats as well as individual hackers, criminal groups, and state-sponsored organizations. These sources have used artificial intelligence and machine learning to launch more automated, targeted and sophisticated attacks against targets. They can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to data, and these social engineering attacks have become more sophisticated as attackers leverage artificial intelligence and “deepfake” technologies to craft increasingly convincing fraudulent communications and scenarios. Additionally, we and many other companies with whom we interact increasingly rely on automated systems and processes, which creates and heightens certain security threats. Further, we and our platform otherwise may be subject to security breaches and incidents resulting from employee or contractor error or malfeasance, including as a result of intentional or accidental misuse of authorized access to our systems. These and other threats may be heightened by geopolitical tensions and conflicts. We also may be more susceptible to cyberattacks and other security breaches and other security incidents while many of our employees work remotely, because we have less ability to implement, monitor, and enforce our information security and data protection policies.
More generally, we cannot guarantee that applicable recovery systems, security and data encryption protocols, network protection mechanisms, and other procedures of ourselves or our third-party service providers, or other third parties on which we rely, are or will be adequate to prevent network and service interruption, system failure or loss, corruption, or unauthorized access to, or disclosure, acquisition, unavailability, destruction, or other processing of, data, including personal data and other sensitive information that we or they process or maintain. Moreover, our platform could be breached or disrupted if vulnerabilities in our platform are exploited by unauthorized third parties. Techniques used to obtain unauthorized access change frequently and the volumes of cybersecurity attacks and of security breaches and incidents generally are increasing. We and our third-party service providers, and other third parties on which we rely, may be unable to implement adequate preventative measures or stop any attacks while they are occurring. A cybersecurity attack or security breach or incident could delay, disrupt or interrupt our platform and services and may deter learners, instructors, or organizations from using our platform, and we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident. In addition, any actual or perceived cybersecurity attack or security breach or incident could damage our reputation and brand, expose us to a risk of claims, litigation, regulatory investigations or other proceedings and possible fines, penalties, or other liability and require us to expend significant capital and other resources.
We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including costs associated with training our employees to identify and avoid potential security risks, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Any disclosures relating to an actual or perceived cybersecurity attack or other security breach or incident suffered by us or any of our third-party service providers, or other third parties on which we rely, could lead to negative publicity and any such disclosures, or any belief that a cybersecurity attack, or a security breach or incident, has impacted us, our platform, or our service providers, or other third parties on which we rely, may cause our learners, instructors, or UB customers to lose confidence in the security of our platform and the effectiveness of the cybersecurity measures we and our service providers utilize.

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
We may not be able to successfully deploy artificial intelligence, machine learning, and other evolving technologies.
We leverage generative artificial intelligence (“AI”), machine learning (“ML”), and other evolving technologies throughout our business, including to enhance our platform and offerings. For example, in October 2024, we announced the release of the Udemy AI Assistant, a natural-language chat interface designed to help learners better discover and engage with our content, as well as our AI Skills Mapping tool. We expect AI to become more important to our operations and future growth over time. However, we may not be able to realize the desired or anticipated benefits from our investments in, and use of, AI. We also may not be able to properly develop, implement, or market AI-related features. Our competitors or other third parties may also incorporate AI into their offerings more quickly or more successfully than us, which could impair our competitiveness and adversely affect our business, operating results, and growth prospects.
Additionally, our use of AI systems may subject us to legal liability, whether to private parties or regulatory authorities, as well as brand or reputational harm. If the outputs of our AI systems are, or are alleged to be, deficient, inaccurate, or biased, if such outputs or systems are, or are alleged to be, infringing or misappropriating others’ intellectual property rights or otherwise violating applicable laws or regulations, or if any of these had occurred, or were alleged to have occurred, previously, then our business, operating results, financial condition, and growth prospects could be adversely affected. Further, if our employees, contractors or other agents input inappropriate or confidential information into an AI system, our business data and operations could be compromised or otherwise disrupted.
The legal and regulatory frameworks governing artificial intelligence continue to evolve rapidly. For example, the E.U. Artificial Intelligence Act (the “E.U. AI Act”) entered into force on August 1, 2024 and will mostly take full effect by 2026. The E.U. AI Act establishes a risk-based framework for the regulation of AI systems, and will require operators of AI systems to comply with various risk management, data governance, technical documentation, oversight, transparency, and other obligations, depending on the risk classification of the AI systems being used by such operator. Actual or alleged failures to comply with the E.U. AI Act may result in penalties of up to 35 million euros or up to 7% of an operator’s total worldwide annual turnover, whichever is greater. Various U.S. states, including California and Colorado, have also recently adopted laws and regulations applicable to the development and use of AI systems and outputs, and U.S. federal AI legislation has also been introduced in the Senate. Such laws and regulations will have a material impact on the adoption and use of AI systems. Compliance with these laws and regulations may affect our ability to deploy AI systems in our business or integrate AI features into our platform, require changes to our operations and processes, result in heightened compliance burdens and costs, or expose us to additional legal liabilities, any of which could negatively impact our business, financial condition, or operating results.

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
The use of our platform could be adversely affected if our mobile apps are not effective.
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
Policing unauthorized use of our intellectual property and misappropriation of our technology and trade secrets is difficult and we may not always be aware of such unauthorized use or misappropriation. Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, copy, or otherwise obtain and market or distribute our technology or otherwise develop services with the same or similar functionality as our platform. If our competitors infringe, misappropriate, or otherwise violate our intellectual property rights and we are not able to enforce our rights, or if our competitors are able to develop a platform with the same or similar functionality as ours without infringing our intellectual property, our competitive advantage and results of operations could be harmed. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement by our competitors but may choose not to bring litigation to protect our intellectual property rights due to the cost, time, and distraction of bringing such litigation. Furthermore, if we do decide to bring litigation, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services, and technology or the enforceability of our intellectual property rights. Any failure to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our platform, prevent or delay introductions of new or enhanced products or features, result in us substituting inferior or more costly technologies into our platform, or injure our reputation. Furthermore, many of our current and potential competitors may have the ability to dedicate substantially greater resources to developing and protecting their technology or intellectual property rights than we do.

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
We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses and the valuation of deferred tax assets and liabilities. For example, the United States enacted the Inflation Reduction Act, which imposes a 15% alternative minimum tax on adjusted financial statement income. The Organization for Economic Cooperation and Development proposed a 15% global minimum tax, which has been adopted by the European Union effective from January 1, 2024. Several other jurisdictions have adopted or are in the process of adopting laws to implement this initiative. Increases in our effective tax rate would reduce profitability or increase losses. In addition, we are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.
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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and federal tax credit carryforwards to offset its post-change taxable income, or reduce its federal income tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Certain of our gross U.S. federal NOLs are subject to this limitation as a result of these ownership changes, and if it is determined that we have experienced additional ownership changes, our ability to use our NOLs and federal tax credit carryforwards to reduce future taxable income and tax liabilities may be further limited. Similar limitations may apply under state tax laws. In addition, California has recently enacted a temporary suspension on the use of state NOLs in the taxable years beginning in 2024, 2025 and 2026, which would adversely affect us if we earn taxable income in the impacted taxable years. Other state tax limitations may also apply.
Our results of operations, which we report in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the fiscal year ended December 31, 2024, 27% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Similarly, we incur expenses in multiple currencies. As a result, fluctuations in the value of the U.S. dollar against these foreign currencies may result in negative impacts to our revenue, costs and profit margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
As of December 31, 2024, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 54% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
Following these risk assessments, we work to design, implement, and maintain reasonable safeguards to mitigate identified risks; work to reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer and Head of Information Technology (“CISO”), who reports to our Chief Financial Officer and Chief Technology Officer, to manage the risk assessment and mitigation process. Our CISO has over 25 years of industry experience, including serving in similar roles overseeing cybersecurity programs at other companies. In addition, our CISO has held Certified Information Systems Security Professional (CISSP), Information Systems Security Management Professional (ISSMP) and Certified Information Security Auditor (CISA) credentials for over a decade. Our CISO also currently holds the National Association of Corporate Directors (NACD) CERT Certificate in Cybersecurity Oversight from Carnegie Mellon University.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our Legal, Information Security, and Information Technology Departments and management. Personnel at all levels and departments are made aware of our cybersecurity policies through required trainings.
From time to time, we engage outside consultants in connection with our risk assessment processes. These service providers assist us with evaluating, designing and implementing our cybersecurity policies and procedures, as well as monitoring and testing our safeguards. In addition to an ongoing “bug bounty” program, we engage with independent third parties to perform external testing of our security controls on an annual basis.
We require third-party service providers to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” including “—Risks related to technology, privacy, and cybersecurity—A cybersecurity attack or other security breach or incident could delay or interrupt service to our learners, instructors, and UB customers, harm our reputation or subject us to significant liability” in this Annual Report on Form 10-K.
Governance
Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in risk oversight. The Audit Committee directly assists the Board in its oversight of cybersecurity risk. The Audit Committee receives updates at least twice a year from management, including our CISO, on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, control maturity assessments, and relevant internal and industry cybersecurity incidents.

Our CISO and our management Risk Committee, consisting of our executive leadership team, are responsible for overseeing our cybersecurity risk management processes. The processes by which our CISO and our Risk Committee are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes direct engagement with the security team by our CISO, as well as our incident reporting process. Under our incident reporting process, cybersecurity incidents are reported, and then reviewed by senior members of our information security, internal audit and legal department, who then evaluate and, if appropriate, escalate any incidents immediately to our Audit Committee.

Item 2. Properties
Our corporate headquarters, consisting of approximately 59,000 square feet of office space in San Francisco, California, is leased through June 2029. We also lease additional office space in locations around the world, including Denver, Colorado; Dublin, Ireland; and Melbourne, Australia. We maintain co-working or other short-term office spaces in Austin, Texas; Gurugram, Chennai and Mumbai, India; Istanbul and Ankara, Turkey; and Mexico City, Mexico, through co-working leases or similar arrangements. We believe that our facilities are suitable to meet our current needs. We anticipate that suitable additional or alternative space would be available at commercially reasonable terms for future expansion, as needed.

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
In addition, several law firms have threatened to file individual arbitration demands against us on behalf of approximately 20,000 purported Udemy learners. The firms threaten claims similar to those in the class action complaint described above arising under the VPPA and/or California state privacy laws. Udemy has resolved the claims of approximately 6,000 of these purported learners for an immaterial amount. We intend to vigorously defend ourselves in these matters.
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
Stockholders
As of December 31, 2024, there were 35 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Recent sales of unregistered equity securities
None.
Issuer Purchases of Equity Securities
In 2024, our Board of Directors approved a share repurchase program, which authorized the purchase of up to $150 million of Udemy common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The share repurchase program was completed in November 2024.

The following table summarizes share repurchase activity during the fourth quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be repurchased under the program (in thousands)
October 1, 2024 - October 31, 2024	1,091,031	$7.68	1,091,031	$334
November 1, 2024 - November 30, 2024	41,811	8.00	41,811	—
December 1, 2024 - December 31, 2024	—	—	—	—
Total	1,132,842	$7.70	1,132,842	$—
Securities authorized for issuance under equity compensation plans
Refer to Item 8, Note 11 – Stockholders' equity for information on securities authorized for issuance.

Stock performance graph
The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index") and the Nasdaq Computer Index (“Nasdaq Computer Index”) since our IPO on October 29, 2021 through December 31, 2024, assuming an initial investment of $100. Data for the S&P 500 Index and Nasdaq Computer Index assumes reinvestment of any dividends.

Comparison of Cumulative Total Return
200
150
100
50
0
10/29/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Udemy
S&P 500
Nasdaq Computer

	October 29, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Udemy	$100.00	$71.05	$38.36	$53.53	$29.93
S&P 500 Index	$100.00	$103.76	$83.37	$103.57	$127.71
Nasdaq Computer	$100.00	$105.56	$67.79	$112.86	$153.89

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
A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our prior year Form 10-K, which was filed with the SEC on February 26, 2024.
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
Udemy’s consumer marketplace has attracted nearly 77 million learners in over 180 countries who are looking for the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. We curate the highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business (UB), which enables companies around the world to offer effective on-demand learning for employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development. Our network of over 80,000 instructors have created over 250,000 courses in 75 languages that cover a wide range of topics, including technology, business, soft skills, and personal development.
Strategic restructuring
In September 2024, we committed to a restructuring plan impacting approximately 280 of the Company's global employees as a part of our pursuit of operational efficiencies through the reduction of organizational layers, optimization of our go-to-market organization and relocation of certain roles to lower-cost locations. Since the implementation of the plan in September 2024, we have recognized restructuring charges of $16.7 million, primarily consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits. We expect the restructuring plan to be complete by March 31, 2025. See Note 14 – Restructuring charges in Part II, Item 8 of this Annual Report on Form 10-K for further information.
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
We view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages. Our ability to expand the instructor payment pool over time while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the fiscal year ended December 31, 2024.
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
Content costs are recorded as cost of revenue in the period earned by our instructors. Content costs as a percentage of revenue for our UB and consumer subscription offerings are lower relative to individual course content purchases in our consumer offering. As a result, shifts in the mix between offerings and changes to the revenue share structure for UB and consumer subscriptions are expected to be a significant driver of future changes in gross margin. We are reducing the instructor revenue share for our subscription offerings, which are derived as a percentage of total UB and consumer subscription revenue, from a historical rate of 25% to 15% by 2026. The first rate adjustment to 20% was effective on January 1, 2024, and the second rate adjustment to 17.5% was effective as of January 1, 2025.
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended December 31,
	2024	2023	2022
Revenue	$786,565	$728,937	$629,097
Cost of revenue (1)(2)	294,625	309,598	275,320
Gross profit	491,940	419,339	353,777
Operating expenses (1)(2)
Sales and marketing	342,946	316,738	301,347
Research and development	125,438	120,335	104,556
General and administrative	96,199	93,898	99,064
Restructuring charges	16,685	10,263	—
Total operating expenses	581,268	541,234	504,967
Loss from operations	(89,328)	(121,895)	(151,190)
Other income (expense), net
Interest income	19,666	20,670	5,548
Interest expense	379	(518)	(1,251)
Other expense, net	(11,655)	(1,898)	(4,696)
Total other income (expense), net	8,390	18,254	(399)
Net loss before taxes	(80,938)	(103,641)	(151,589)
Income tax provision	(4,350)	(3,653)	(2,286)
Net loss	$(85,288)	$(107,294)	$(153,875)
Net loss per share
Basic and diluted	$(0.56)	$(0.71)	$(1.09)
Weighted-average shares used in computing net loss per share
Basic and diluted	151,320,497	150,098,776	140,873,504

(1)Includes stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
Cost of revenue	$6,887	$7,006	$5,360
Sales and marketing	28,665	30,859	29,054
Research and development	27,046	26,301	20,850
General and administrative	27,584	30,672	26,029
Restructuring charges	(160)	1,208	—
Total stock-based compensation expense	$90,022	$96,046	$81,293
(2)    Includes amortization of intangible assets as follows (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
Cost of revenue	$1,880	$2,900	$2,900
Sales and marketing	915	1,208	1,366
Total amortization of intangible assets	$2,795	$4,108	$4,266
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Fiscal Year Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue	37	42	44
Gross profit	63	58	56
Operating expenses
Sales and marketing	44	43	48
Research and development	16	17	17
General and administrative	12	13	15
Restructuring charges	2	1	—
Total operating expenses	74	74	80
Loss from operations	(11)	(16)	(24)
Other income (expense), net
Interest income	3	3	1
Interest expense	—	—	—
Other expense, net	(2)	—	(1)
Total other income (expense), net	1	3	—
Net loss before taxes	(10)	(13)	(24)
Income tax provision	(1)	(1)	—
Net loss	(11)%	(14)%	(24)%

Comparison of the fiscal years ended December 31, 2024 and 2023
Revenue

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%

Revenue	(in thousands, except percentages)
Enterprise	$494,458	$420,646	$73,812	18%
Consumer	292,107	308,291	(16,184)	(5)%
Total revenue	$786,565	$728,937	$57,628	8%
Revenue for the fiscal year ended December 31, 2024, was $786.6 million, compared to $728.9 million for the same period in the prior year, which represents an increase of $57.6 million, or 8%. The increase in revenue for the fiscal year ended December 31, 2024 was primarily driven by an increase in revenue from our Enterprise segment while being partially offset by a decrease in revenue from our Consumer segment.
For the fiscal year ended December 31, 2024, Enterprise revenue was $494.5 million, or 63% of total revenue, compared to $420.6 million, or 58% of total revenue, for the same period in the prior year. The $73.8 million, or 18%, increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, as well as net expansions in our existing UB customer base. These changes were partially offset by a negative impact from foreign currency exchange rates.
For the fiscal year ended December 31, 2024, Consumer revenue was $292.1 million, or 37% of total revenue, compared to $308.3 million, or 42% of total revenue, for the same period in the prior year. The $16.2 million, or 5%, decrease in Consumer revenue was primarily due to a decrease in revenue recognized from single course purchases. Monthly average buyers purchasing single courses, as well as the amount of revenue recognized in the current period that was deferred from course purchases in the prior period, each decreased across the comparative periods. Foreign currency exchange rates also contributed to the decrease. These factors were partially offset by an increase in revenue recognized from consumer subscriptions as we continued to expand the offering into new markets.
Cost of revenue, gross profit and gross margin

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	294,625	309,598	$(14,973)	(5)%
Gross profit	491,940	419,339	$72,601	17%
Gross margin	63%	58%
Cost of revenue for the fiscal year ended December 31, 2024, was $294.6 million, compared to $309.6 million for the same period in the prior year. The decrease of $15.0 million, or 5%, across the comparative periods was driven by a $17.2 million decrease in content costs and was partially offset by a $2.4 million increase in amortization of capitalized software.
Content costs for the Enterprise and Consumer segments were $89.6 million and $102.7 million for the fiscal year ended December 31, 2024, respectively, compared to $95.8 million and $113.7 million for the same period in the prior year, respectively. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 18% and 35% for fiscal year ended December 31, 2024, compared to 23% and 37% for the same period in the prior year, respectively. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 25% to 20% for all subscription offerings, which became effective on January 1, 2024.
In our Enterprise segment, customer support costs increased by $0.6 million, and other segment items, comprised of payment processing fees and hosting costs, increased by $1.1 million, as compared to the same period in the prior year. In our Consumer segment, customer support costs and other segment items were all consistent with those costs incurred the same period in the prior year.

Gross margin was 63% for the fiscal year ended December 31, 2024, compared to 58% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment, and the decrease in customer support costs as a percentage of revenue.
Operating expenses

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$342,946	$316,738	$26,208	8%
Research and development	125,438	120,335	5,103	4%
General and administrative	96,199	93,898	2,301	2%
Restructuring charges	16,685	10,263	6,422	63%
Total operating expenses	$581,268	$541,234	$40,034	7%
Sales and marketing. Sales and marketing expenses for the fiscal year ended December 31, 2024 were $342.9 million, compared to $316.7 million for the same period in the prior year. The $26.2 million increase in sales and marketing expense was primarily due to a $11.5 million increase in amortization of deferred contract costs, a $5.9 million increase in sponsorship costs, a $4.9 million increase in other direct marketing costs, a $1.9 million increase in travel and employee activities, a $1.5 million increase in professional services, and a $1.1 million increase in personnel-related expenses. These increases were partially offset by a $2.2 million decrease in stock-based compensation expense.
Research and development. Research and development expenses for the fiscal year ended December 31, 2024 were $125.4 million, compared to $120.3 million for the same period in the prior year. The $5.1 million increase was primarily due to a $3.0 million increase in software subscriptions and allocated costs and a $2.0 million increase in personnel-related expenses.
General and administrative. General and administrative expenses for the fiscal year ended December 31, 2024 were $96.2 million, compared to $93.9 million for the same period in the prior year. The $2.3 million increase in general and administrative expense was primarily due to $4.5 million of professional services costs that are not part of our ongoing operations, a $1.2 million increase in professional services in support of ongoing operations, and a $0.7 million increase in travel and employee activities. These changes were partially offset by a $3.1 million decrease in stock-based compensation expense, a $1.2 million decrease in personnel-related expense, and a $0.8 million decrease in business related insurance.
Restructuring charges. As a result of the strategic restructuring activities announced in September 2024, we recognized $16.7 million of restructuring charges during the third and forth quarter of 2024. The majority of the charges recognized were made up of $15.5 million in personnel-related costs, consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits.
In comparison, as a result of the restructuring activities announced in February 2023, we recognized restructuring charges of $10.3 million during the fiscal year ended December 31, 2023. The restructuring charges consisted of $8.9 million of personnel and other expenses, such as employee severance and benefits costs, as well as $1.2 million of stock-based compensation expense.

Total other income (expense), net

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%

Other income (expense), net	(in thousands, except percentages)
Interest income	$19,666	$20,670	$(1,004)	(5)%
Interest expense	379	(518)	897	(173)%
Other expense, net	(11,655)	(1,898)	(9,757)	514%
Total other income (expense), net	$8,390	$18,254	$(9,864)	(54)%
We recorded total other income, net of $8.4 million for the fiscal year ended December 31, 2024, compared to $18.3 million for the same period in the prior year. The $9.9 million decrease in total other income, net was primarily driven by an increase of $8.5 million of impairment charges related to our strategic investments when compared to the prior year, and a $1.0 million decrease in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio.
Income tax provision

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Income tax provision	$(4,350)	$(3,653)	$(697)	19%
For the fiscal year ended December 31, 2024, we recognized income tax expense of $4.4 million, compared to $3.7 million for the same period in the prior year. Income tax expense for the fiscal years ended December 31, 2024 and 2023, was primarily comprised of foreign and state taxes.
Certain key business metrics and non-GAAP financial metrics
In addition to the measures presented in our consolidated financial statements, we use the key business metrics and non-GAAP financial metrics identified below to help us assess the health of our community, evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Udemy Business customers
We count the total number of UB customers at the end of each period. To do so, we generally count unique customers using the concept of a domestic ultimate parent, defined as the highest business in the family tree that is in the same country as the contracted entity. In some cases, we deviate from this methodology, defining the contracted entity as a unique customer despite the existence of a domestic ultimate parent. This often occurs where the domestic ultimate parent is a financial owner, government entity, conglomerate, or acquisition target where we have contracted directly with the subsidiary. We define a UB customer as a customer who purchases Udemy via our direct sales force, reseller partnerships or through our self-service platform. We believe that the number of UB customers and our ability to increase this number is an important indicator of the growth of our UB and future revenue trends. The increase in UB customers is primarily attributable to the continued pursuit of our global land-and-expand strategy.

	December 31,
	2024	2023	2022
Udemy Business customers	17,096	15,726	13,920

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

	December 31,
	2024	2023	2022

	(in thousands)
Udemy Business annual recurring revenue	$516,945	$465,997	$371,727
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
Our UB NDRR and UB Large Customer NDRR are expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our learner base, expansion of products and features, and our ability to retain our UB customers. The decreases in our NDRR metrics were driven by lower rates of upsells and expansions, which are taking longer than historical norms.

	December 31,
	2024	2023	2022
Udemy Business net dollar retention rate	98%	106%	115%
Udemy Business Large Customer net dollar retention rate	103%	113%	123%

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

	Fiscal Year Ended December 31,
	2024	2023	2022

	(in thousands)
Monthly average buyers	1,340	1,378	1,336
Segment revenue and segment adjusted gross profit
Our revenue is generated from our UB and Consumer offerings, which respectively correspond to our two operating and reportable segments, Enterprise and Consumer. Segment revenue represents the revenue recognized from each of these offerings and is a key measure of the performance of our platform, and in turn drives our financial performance.
We also monitor segment adjusted gross profit as a key metric to help evaluate the financial performance of our individual segments and our business as a whole. Segment adjusted gross profit is defined as segment revenue less segment adjusted cost of revenue. Segment adjusted cost of revenue includes content costs, customer support services, hosting and platform costs, and payment processing fees that are allocable to each segment. Segment adjusted gross profit excludes amortization of capitalized software, depreciation, stock-based compensation, and amortization of intangible assets included in cost of revenue as our chief operating decision maker does not include the information in his measurement of the performance of the operating segments. Content costs, which are payments made to our instructors, are the largest individual component of segment adjusted cost of revenue. We expect to increase the percentage of our revenue derived from our Enterprise segment over time, which we expect will improve our gross margins.

	Fiscal Year Ended December 31,
	2024	2023	2022

	(in thousands, except percentages)
Enterprise segment revenue	$494,458	$420,646	$314,038
Enterprise segment adjusted gross profit	$361,673	$283,419	$209,461
Enterprise segment adjusted gross margin	73%	67%	67%
Consumer segment revenue	$292,107	$308,291	$315,059
Consumer segment adjusted gross profit	$159,357	$163,766	$165,805
Consumer segment adjusted gross margin	55%	53%	53%
For the fiscal year ended December 31, 2024, the improvement in Enterprise segment adjusted gross margin was primarily due to the reduction in instructor revenue share from 25% to 20% for all subscription offerings, which was effective on January 1, 2024. Other than content costs, the mix of costs allocable to the Enterprise segment as a percentage of Enterprise revenue were generally consistent when compared to the same period in the prior year.

For the fiscal year ended December 31, 2024 Consumer segment adjusted gross margin slightly increased in comparison to the same period in the prior year, due to the relative increase in consumer subscriptions as a percentage of total Consumer revenue and the reduction in instructor revenue share from 25% to 20% for consumer subscriptions.

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
We define adjusted EBITDA as net loss, adjusted to exclude:
•interest income;
•interest expense;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•other expense, net; and
•restructuring charges.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
Net loss	$(85,288)	$(107,294)	$(153,875)
Adjusted to exclude the following:
Interest income	(19,666)	(20,670)	(5,548)
Interest expense	(379)	518	1,251
Income tax provision	4,350	3,653	2,286
Depreciation and amortization	25,421	24,588	21,216
Stock-based compensation expense	90,182	94,838	81,293
Other expense, net	11,655	1,898	4,696
Restructuring charges	16,685	10,263	—
Adjusted EBITDA	$42,960	$7,794	$(48,681)
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2024	2023	2022
Revenue	$786,565	$728,937	$629,097
Net loss	$(85,288)	$(107,294)	$(153,875)
Net loss margin	(11)%	(15)%	(24)%
Revenue	$786,565	$728,937	$629,097
Adjusted EBITDA	$42,960	$7,794	$(48,681)
Adjusted EBITDA margin	5%	1%	(8)%
Net loss decreased by $22.0 million in the fiscal year ended December 31, 2024, compared to the same period in the prior year. The improvement in net loss was primarily driven by the reduction in the instructor revenue share for all subscription offerings. Adjusted EBITDA improved by $35.2 million in the fiscal year ended December 31, 2024, compared to the same period in the prior year. The improvement in adjusted EBITDA was largely driven by the reduction in the instructor revenue share for all subscription offerings.
Liquidity and capital resources
As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents and restricted cash of $191.8 million and marketable securities of $163.8 million. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $1.2 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

As discussed above, we committed to a restructuring plan in September 2024. As a result, we have incurred cash-based restructuring charges, primarily consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits. We expect to complete the restructuring by March 31, 2025. We expect to incur restructuring charges until the plan has been completed, and we expect to make cash payments related to the plan through the second quarter of 2025. These charges may impact our operating cash flows until then. We plan to pay these amounts using our existing cash and cash equivalents.
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
Use of funds
Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $805.0 million as of December 31, 2024. We have generally incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$53,043	$(2,005)	$(60,957)
Investing activities	1,077	(24,972)	(173,227)
Financing activities	(171,749)	19,195	14,755
Effect of foreign exchange rates on cash flows	(116)	20	(25)
Net decrease in cash, cash equivalents and restricted cash	$(117,745)	$(7,762)	$(219,454)
Operating activities
Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, amortization of deferred sales commissions, as well as the effect of changes in operating assets and liabilities during each period.
Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities are for personnel-related expenses, instructor payments, advertising and marketing expenses, indirect taxes, and third-party cloud infrastructure expenses.

For the fiscal year ended December 31, 2024, cash provided by operating activities was $53.0 million, primarily consisting of our net loss of $85.3 million, adjusted for non-cash charges of $185.7 million and net cash outflows of $47.4 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $11.1 million increase in deferred revenue, resulting primarily from our Enterprise business growth, and a $10.1 million increase in accounts payable, accrued expenses and other liabilities. These changes were offset by a $58.3 million increase in deferred contract costs, due to continued expansion in our Enterprise business, $5.8 million in outflows due to changes in our operating lease liabilities, and a $4.6 million increase in prepaid and other assets.
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
Net cash provided by operating activities increased by $55.0 million for the fiscal year ended December 31, 2024, compared to fiscal year ended December 31, 2023, primarily due to lower net loss after adjusting for non-cash charges, and the timing of certain accounts payable, accrued expenses and other liabilities activities, including restructuring costs accrued in the current period and payments made on certain tax and other reserves in the prior period.
Investing activities
For the fiscal year ended December 31, 2024, net cash provided by investing activities was $1.1 million, primarily as a result of $352.8 million of proceeds received from the maturity of marketable securities, which was partially offset by $336.9 million in purchases of marketable securities and $12.5 million related to capitalized internal-use software costs.
For the fiscal year ended December 31, 2023, net cash used in investing activities was $25.0 million, primarily as a result of $307.7 million in purchases of marketable securities and $12.4 million related to capitalized internal-use software costs, which were partially offset by $295.8 million of proceeds received from the maturity of marketable securities.
Financing activities
For the fiscal year ended December 31, 2024, net cash used in financing activities was $171.7 million, driven by repurchases of common stock of $150.3 million and $30.8 million in taxes paid related to net share settlement of employee equity awards. This was partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $7.1 million and proceeds from issuance of common stock via stock option exercises of $2.3 million.
For the fiscal year ended December 31, 2023, net cash provided by financing activities was $19.2 million, primarily driven by proceeds from issuance of common stock via stock option exercises of $17.9 million and proceeds from issuances of common stock under our employee stock purchase plan of $8.0 million. This was offset by $6.8 million in taxes paid related to net share settlement of employee equity awards. During the fiscal year ended December 31, 2023, we began funding withholding taxes due upon the vesting of employee equity awards in certain jurisdictions by net share settlement, rather than our previous approach of selling shares of our common stock to cover taxes upon vesting of such awards.
Off-balance sheet arrangements
During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations and commitments
Our estimated future obligations as of December 31, 2024, include both current and long term obligations. Under our operating leases, as noted in the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data", Note 6 – Leases, we have a current obligation of $2.5 million and a long-term obligation of $8.3 million.
Other contractual obligations primarily consisted of commitments related to our third-party cloud infrastructure provider, paid advertising and sponsorship vendors, and software subscriptions to support operations in the ordinary course of business. As of December 31, 2024, we had $19.9 million of other purchase obligations with remaining terms in excess of one year. Additionally, we had $12.0 million of non-cancelable contractual commitments with our third-party cloud infrastructure agreement for fiscal year 2025. Refer to Note 7 – Commitments and contingencies, to the consolidated financials included in Part II, Item 8, "Financial Statements and Supplementary Data", for more information.
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
Revenue recognition
We recognize revenue using the five steps outlined in Accounting Standards Codification (“ASC”) Topic 606. We derive revenue from contracts with consumer and UB customers for access to our online learning platform and related services. For our single course and subscription product offerings, we offer a single, combined performance obligation, which is the customer’s access to the online content on the Udemy platform, representing a series of distinct services as we continually fulfill our stand-ready obligation to provide the customer access to the online licensed content with the functionality of the Udemy platform. As such, we recognize revenue on a straight-line basis using an estimated service period for consumer single course purchases and the contractual subscription term for UB and consumer subscription customers. Our professional services arrangements are generally offered as fixed price contracts. The revenue associated with these contracts is recognized on a proportional performance basis.
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
We estimate the fair value of RSUs, PSUs, and restricted stock based on our common stock price on the date of grant or modification. We estimate the fair value of stock options, SARs, and ESPP Rights using the Black-Scholes option-pricing model, which requires the use of the following subjective and complex assumptions:
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of December 31, 2024 we had $190.6 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $163.8 million of marketable securities, consisting of investments in various U.S. government securities. In addition, we had $1.2 million of restricted cash, primarily consisting of cash deposited with financial institutions held as collateral for our obligations under various facility leases. We did not hold any long-term debt during the fiscal years ended December 31, 2024, 2023, or 2022.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of December 31, 2024, or interest income earned from our portfolio during the fiscal year ended December 31, 2024.
Foreign currency risk
The Company’s reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the fiscal years ended December 31, 2024 or 2023.

Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Udemy, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Udemy, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•With the assistance of our IT specialists, we:
–Identified the relevant systems used to record consumer revenue transactions and capture consumption data and tested the effectiveness of the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
–Performed testing of automated controls related to the capturing of consumption data.
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
February 19, 2025
We have served as the Company’s auditor since 2019.

Udemy, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$190,592	$305,564
Restricted cash, current	100	3,329
Marketable securities	163,844	171,372
Accounts receivable, net	88,216	92,555
Prepaid expenses and other current assets	22,735	20,924
Deferred contract costs, current	40,841	38,584
Total current assets	506,328	632,328
Property and equipment, net	4,534	4,439
Capitalized software, net	31,548	31,388
Operating lease right-of-use assets	10,950	5,691
Restricted cash, non-current	1,115	659
Deferred contract costs, non-current	32,212	35,790
Strategic investments	—	10,311
Intangible assets, net	2,428	5,223
Goodwill	12,646	12,646
Other assets	3,867	2,721
Total assets	$605,628	$741,196
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,311	$2,506
Accrued expenses and other current liabilities	31,156	27,778
Content costs payable	37,607	40,277
Accrued compensation and benefits	28,793	24,332
Operating lease liabilities, current	2,502	5,825
Deferred revenue, current	291,106	279,414
Total current liabilities	397,475	380,132
Operating lease liabilities, non-current	8,315	1,124
Deferred revenue, non-current	2,438	3,000
Other liabilities, non-current	6	48
Total liabilities	408,234	384,304
Note 7 – Commitments and contingencies
Stockholders' equity:
Common stock, $0.00001 par value - 950,000,000 shares authorized; 147,484,280 and 157,166,360 shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively.	1	2
Additional paid-in capital	1,002,390	1,076,508
Accumulated other comprehensive income (loss)	(11)	80
Accumulated deficit	(804,986)	(719,698)
Total stockholders’ equity	197,394	356,892
Total liabilities and stockholders' equity	$605,628	$741,196
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Fiscal Year Ended December 31,
	2024	2023	2022
Revenue	$786,565	$728,937	$629,097
Cost of revenue	294,625	309,598	275,320
Gross profit	491,940	419,339	353,777
Operating expenses
Sales and marketing	342,946	316,738	301,347
Research and development	125,438	120,335	104,556
General and administrative	96,199	93,898	99,064
Restructuring charges	16,685	10,263	—
Total operating expenses	581,268	541,234	504,967
Loss from operations	(89,328)	(121,895)	(151,190)
Other income (expense), net
Interest income	19,666	20,670	5,548
Interest expense	379	(518)	(1,251)
Other expense, net	(11,655)	(1,898)	(4,696)
Total other income (expense), net	8,390	18,254	(399)
Net loss before taxes	(80,938)	(103,641)	(151,589)
Income tax provision	(4,350)	(3,653)	(2,286)
Net loss	$(85,288)	$(107,294)	$(153,875)
Net loss per share
Basic and diluted	$(0.56)	$(0.71)	$(1.09)
Weighted-average shares used in computing net loss per share
Basic and diluted	151,320,497	150,098,776	140,873,504
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended December 31,
	2024	2023	2022
Net loss	$(85,288)	$(107,294)	$(153,875)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	22	25	(20)
Change in unrealized gain (loss) on marketable securities, net of tax	(113)	288	(212)
Total other comprehensive income (loss)	(91)	313	(232)
Comprehensive loss	$(85,379)	$(106,981)	$(154,107)
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	139,164,693	$1	$848,229	$(1)	$(458,529)	$389,700
Stock-based compensation	—	—	87,152	—	—	87,152
Exercise of stock options	1,569,999	—	7,004	—	—	7,004
Vesting of restricted stock units	3,408,672	—	307	—	—	307
Reclassification of stock appreciation rights	—	—	62	—	—	62
Issuance of common stock under employee stock purchase plan	870,422	—	9,192	—	—	9,192
Other comprehensive loss	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(153,875)	(153,875)
Balance—December 31, 2022	145,013,786	$1	$951,946	$(233)	$(612,404)	$339,310
Stock-based compensation	—	—	104,772	—	—	104,772
Exercise of stock options	5,477,153	—	17,996	—	—	17,996
Vesting of restricted stock units	6,134,641	1	511	—	—	512
Issuance of common stock under employee stock purchase plan	1,029,344	—	8,043	—	—	8,043
Shares withheld related to net share settlement of equity awards	(488,564)	—	(6,760)	—	—	(6,760)
Other comprehensive income	—	—	—	313	—	313
Net loss	—	—	—	—	(107,294)	(107,294)
Balance—December 31, 2023	157,166,360	$2	$1,076,508	$80	$(719,698)	$356,892
Stock-based compensation	—	—	98,408	—	—	98,408
Exercise of stock options	3,141,652	—	2,255	—	—	2,255
Vesting of restricted stock units	6,839,969	—	202	—	—	202
Issuance of common stock under employee stock purchase plan	946,694	—	7,054	—	—	7,054
Shares withheld related to net share settlement of equity awards	(4,405,276)	—	(30,837)	—	—	(30,837)
Repurchases of common stock	(16,205,119)	(1)	(151,200)	—	—	(151,201)
Other comprehensive loss	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(85,288)	(85,288)
Balance—December 31, 2024	147,484,280	$1	$1,002,390	$(11)	$(804,986)	$197,394
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(85,288)	$(107,294)	$(153,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,421	24,588	21,216
Amortization of deferred contract costs	59,654	48,161	32,279
Stock-based compensation	90,022	96,046	81,293
Allowance for credit losses	1,549	1,662	960
Net (accretion) amortization of marketable securities	(8,301)	(7,492)	(896)
Non-cash operating lease expense	4,524	5,856	6,205
Unrealized loss on strategic investments	10,311	1,793	2,896
Other	2,551	1,178	690
Changes in operating assets and liabilities:
Accounts receivable	2,789	10,313	(32,309)
Prepaid expenses and other assets	(4,588)	(5,831)	(4)
Deferred contract costs	(58,333)	(56,890)	(53,379)
Accounts payable, accrued expenses and other liabilities	10,050	(14,429)	(28,620)
Content costs payable	(2,671)	2,967	1,349
Operating lease liabilities	(5,777)	(6,768)	(6,487)
Deferred revenue	11,130	4,135	67,725
Net cash provided by (used in) operating activities	53,043	(2,005)	(60,957)
Cash flows from investing activities:
Purchases of marketable securities	(336,898)	(307,706)	(158,503)
Proceeds from maturities of marketable securities	352,750	295,800	7,500
Purchases of property and equipment	(2,300)	(632)	(1,564)
Capitalized software costs	(12,475)	(12,434)	(14,160)
Purchases of strategic investments	—	—	(5,000)
Payments related to business combinations	—	—	(1,500)
Net cash provided by (used in) investing activities	1,077	(24,972)	(173,227)
Cash flows from financing activities:
Net proceeds from exercise of stock options	2,345	17,911	7,149
Taxes paid related to net share settlement of equity awards	(30,824)	(6,760)	—
Proceeds from share purchases under employee stock purchase plan	7,054	8,044	9,192
Repurchases of common stock	(150,324)	—	—
Payment of deferred offering costs	—	—	(1,586)
Net cash provided by (used in) financing activities	(171,749)	19,195	14,755

Effect of foreign exchange rates on cash flows	(116)	20	(25)

Net decrease in cash, cash equivalents and restricted cash	(117,745)	(7,762)	(219,454)
Cash, cash equivalents and restricted cash—Beginning of period	309,552	317,314	536,768
Cash, cash equivalents and restricted cash—End of period	$191,807	$309,552	$317,314

	Fiscal Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$190,592	$305,564	$313,685
Restricted cash, current	100	3,329	—
Restricted cash, non-current	1,115	659	3,629
Total cash, cash equivalents and restricted cash	$191,807	$309,552	$317,314

Supplemental disclosures of cash flow information:
Interest paid	$—	$3,188	$23
Income taxes paid	$1,281	$1,418	$678

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$8,504	$9,175	$5,911
Net change in unrealized gain (loss) on marketable securities	$21	$289	$(213)
Operating lease right-of-use assets exchanged for operating lease liabilities	$9,779	$—	$—
Accrued excise tax on share repurchases	$876	$—	$—
Increase (decrease) in purchases of property and equipment included in liabilities	$630	$(56)	$22
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
Segment information— The Company defines its segments as those operations the chief operating decision maker (“CODM”) regularly reviews to allocate resources and assess performance. For the fiscal years ended December 31, 2024, 2023, and 2022, the Company had two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 13 – Segment and geographic information.
Use of estimates— The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the results of operations during the reporting periods.
Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, allowance for credit losses, capitalization of internally developed software and associated useful lives, stock-based compensation, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated service period for consumer single course purchases, the period of benefit for deferred commissions, the fair value and associated useful lives of intangible assets and goodwill acquired via business combinations, the valuation of marketable securities and privately-held strategic investments, including impairments, and the carrying value of our operating lease right-of-use (“ROU”) assets. Management periodically evaluates such estimates and assumptions for continued reasonableness.
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

The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had no customers who accounted for more than 10% of accounts receivable as of December 31, 2024, or December 31, 2023. No customer accounted for more than 10% of total revenue during the fiscal years ended December 31, 2024, 2023, or 2022.

Summary of significant accounting policies
Revenue recognition— The Company accounts for revenue under ASC Topic 606, Revenue from Contracts with Customers. The Company’s two sources of revenue are its Enterprise and Consumer business channels.
Enterprise revenue— The Company primarily generates revenue by selling subscription licenses to a variety of enterprise and government customers.
The Company’s subscription contracts with enterprise customers generally have annual or multi-year contractual terms and consist of a fixed quantity of seat licenses, which allows each seat to access an unlimited number of course enrollments during the contract term. Enterprise license subscriptions include Team Plan, Enterprise Plan, Udemy Business Pro, and Leadership Academy. Subscribers retain access to the courses in which they enroll for the duration of their subscriptions (including any renewal period), even if the instructor subsequently elects to remove the course from the Company’s subscription programs. Enterprise contracts are typically evidenced by a fully executed Master Services Agreement with an accompanying executed Order Form specifying the contractual subscription term and pricing. Revenue is recognized ratably over the respective contractual subscription term beginning on the date that the platform is made available to the customer. While a limited number of contracts with enterprise customers contain multiple performance obligations, Enterprise revenue recognized from professional services was immaterial during the fiscal years ended December 31, 2024, 2023, and 2022.
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
Consumer revenue— The Company generates revenue by selling access to course content on the Udemy platform directly to individual learners. Consumer revenue consists of (i) single course purchases and (ii) consumer subscriptions. All contracts with consumer customers are billed in advance and require payment via credit card by the customer prior to accessing any course content, or in the case for new consumer subscription customers, upon expiration of a 7-day free trial available to new customers in certain jurisdictions.
After checkout, consumer customers purchasing a single course receive a lifetime access license to the digital course content in addition to stand-ready access to the Udemy platform online services needed to access the content. Consumer subscription plans offer on-demand access to a library of courses over a subscription term, as well as additional features and functionalities.
Consumer revenue transactions are governed by Udemy’s standard terms of use. The time between a customer’s payment and the receipt of funds is not significant. Payment terms are generally fixed and do not include variable consideration. Consumer revenue is recorded net of actual and estimated refunds and exclude any taxes that are collected from learners and remitted to governmental authorities. Consumer revenue arrangements do not include significant obligations associated with warranties.

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
The non-exclusive lifetime access license associated with single course purchases and the licensed content associated with subscriptions are not considered distinct from the Udemy platform, because the course content is significantly integrated with and highly dependent on the platform. Specifically, the learner does not obtain control of the course content’s intellectual property and functionality without the Udemy platform. Accordingly, for single course and subscription product offerings, management concluded there is a single, combined performance obligation, which is the customer’s access to the online content on the Udemy platform, representing a series of distinct services as the Company continually provides access to and fulfills its obligation to allow access to licensed content and platform functionality to the learner.
3) Determine the transaction price
The transaction price is determined based on the consideration to which Udemy expects to be entitled in exchange for transferring services to the customer. The prices for Consumer and Enterprise, or Udemy Business (“UB”), contracts are fixed at contract inception and do not contain significant estimates related to variable consideration. With respect to single course purchases, consumers may request a full refund within 30 days after the initial purchase transaction. The Company estimates and establishes a refund reserve based on historical refund rates, which has historically been immaterial. The Company’s contracts do not contain significant financing components. Revenue excludes taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
4) Allocate the transaction price to performance obligations in the contract
Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price.
As access to content is not considered distinct from the Udemy platform hosting services for single course purchases and subscription offerings, the transaction price is allocated to a single performance obligation.

5) Recognize revenue when or as performance obligations are satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that Udemy expects to receive in exchange for those services. Udemy has a stand ready obligation to deliver its services continually throughout the requisite contract period, which is either lifetime access for consumer single course purchases or the contractual subscription term for UB and consumer subscription customers. As such, the Company recognizes revenue on a straight-line basis as it satisfies the performance obligation, using an estimated service period for consumer single course purchases and the contractual subscription term for UB and consumer subscription customers. The Company’s professional services arrangements are generally offered as fixed price contracts. The revenue associated with these contracts is recognized on a proportional performance basis.
The Company records contract liabilities to deferred revenue for amounts billed to Enterprise and Consumer customers in advance of satisfaction of the performance obligations. Unearned revenue also includes unbilled amounts related to noncancellable contracts to deliver services to Enterprise customers in the future. The amount of revenue recognized in the periods presented from performance obligations satisfied (or partially satisfied) in prior periods was not material.
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
Based on an evaluation of the above indicators, management determined that the Company is the principal to learners who purchase access to online course content via direct or reseller sales of its enterprise and consumer offerings. The Company controls the promised goods or services (i.e., access to course content via the Udemy platform) before it is transferred to the customer and is primarily responsible for fulfillment with respect to delivering access to course content. The Company is the entity which licenses content to learners as the agreements with instructors grant the Company the right to sub-license content to its learners at its discretion. The Company also has substantial discretion to determine the pricing of its offerings. Therefore, the Company records the gross purchase price paid by the customer related to these arrangements within revenue on the consolidated statements of operations. The Company records payments to instructors as content costs within cost of revenue, while amounts retained by reseller partners for Enterprise sales are recognized as customer support costs within cost of revenue and deferred sales commissions within sales and marketing, based on the nature of the reseller partnership transaction.

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
Cost of revenue— Cost of revenue consists of content costs, which are payments to instructors, employee-related expenses for the customer support and professional services organization, including salaries, benefits, stock-based compensation, facilities and other expenses, the portion of fees paid to certain reseller partners attributable to their providing customer support services to UB customers, payment and mobile processing fees, costs associated with the hosting of digital content, amortization of capitalized software, amortization of vendor relationship and developed technology intangible assets acquired through business combinations, and depreciation of network equipment.
Advertising and sponsorship costs— Advertising costs are expensed as incurred. In general, sponsorship costs are expensed on a straight-line basis over the contractual sponsorship term. Prepayments made under sponsorship contracts are included in the prepaid expenses and other current assets caption of the consolidated balance sheets. Advertising and sponsorship costs are recorded in sales and marketing expenses in the consolidated statements of operations and totaled $94.9 million, $82.5 million and $97.0 million for the fiscal years ended December 31, 2024, 2023 and 2022, respectively.
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
During the fourth quarter of 2023, the Company's began funding withholding taxes due upon the vesting of employee RSUs, the exercise of stock options, and the exercise of ESPP purchase rights in certain jurisdictions by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement is reflected as (i) a reduction to additional paid-in-capital and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of net share settlement are returned to the pool of shares available for future issuance. Therefore, they are not considered issued and outstanding and do not impact the calculation of net loss per share, basic and diluted.
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
ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest accrued related to uncertain tax positions as a component of the provision for income taxes. There was no accrued interest or penalties associated with any uncertain tax positions, nor was any interest expense recognized during the fiscal years ended December 31, 2024, 2023, or 2022. The Company does not currently anticipate that any significant increase or decrease to uncertain tax positions will be recorded during the next twelve months.
Translation of foreign currency— The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Assets and liabilities for foreign subsidiaries with functional currency other than U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Remeasurement gains and losses are included in other income (expense), net in the consolidated statements of operations. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date and nonmonetary assets and liabilities are measured at historical exchange rates.

Net loss per share— Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, common stock options, RSUs, PSUs, restricted stock, and contingently issuable shares under the Company’s ESPP plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the periods presented.
Comprehensive loss— Comprehensive loss consists of two components, net loss and other comprehensive income (loss), net of tax. Other comprehensive income (loss), net of tax, refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) for the fiscal years ended December 31, 2024, 2023, and 2022 consisted of changes in unrealized holding gains and losses on available-for-sale securities and foreign currency translation gains and losses.
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
The Company’s money market funds, time deposits, and sweep account are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s investments in U.S. government securities are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are directly or indirectly observable. The Company’s strategic investment and cash settled stock appreciation rights are classified within Level 3 of the fair value hierarchy because they have been valued using significant unobservable inputs for which the Company has been required to develop its own assumptions.
Cash and cash equivalents— Cash and cash equivalents include on demand deposits, money market funds, time deposits, and other highly liquid investments with original or remaining maturities of less than 90 days when purchased. Cash equivalents also include amounts in transit from certain payment processors for credit and debit card transactions, which typically settle within five business days.
Restricted cash— Restricted cash primarily consists of cash restricted in connection with lease agreements for the Company’s facilities. Restricted cash is included in current assets when the corresponding restrictions, which are generally tied to the accompanying lease term, lapse within one year from the balance sheet date and in non-current assets when restrictions lapse more than one year from the balance sheet date.

Marketable securities— Marketable securities consist of obligations issued by the U.S. Treasury and other U.S. federal agencies, corporate debt, and commercial paper securities, with an original maturity greater than 90 days at the date of purchase and are classified as available-for-sale securities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as current assets. Available-for-sale securities are initially recorded at cost and periodically adjusted to fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, while realized gains and losses are reported within other income (expense), net as a component of net loss.
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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Fiscal Year Ended December 31, 2024	$1,270	$1,549	$(1,723)	$1,096
Fiscal Year Ended December 31, 2023	$1,528	$1,662	$(1,920)	$1,270
Fiscal Year Ended December 31, 2022	$678	$960	$(110)	$1,528
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
Operating leases— The Company accounts for non-cancelable operating leases of real estate facilities under ASC Topic 842. The Company determines if an arrangement contains a lease at inception based on whether there is an identified tangible asset and whether the Company controls the use of the identified asset throughout the period of use.
Operating leases are included in operating lease ROU assets and in operating lease liabilities in the accompanying consolidated balance sheet. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
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
Goodwill and intangible assets— Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the fiscal years ended December 31, 2024, 2023, or 2022.
Goodwill represents the excess purchase price over net assets acquired in the Company’s business combinations. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually, during the fourth quarter of each fiscal year, or more often if and when circumstances indicate that goodwill may not be recoverable. No such triggering events were noted for the fiscal years ended December 31, 2024, 2023, or 2022.
Impairment of long-lived assets— The Company evaluates the carrying value of long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. The Company did not identify any impairment losses on long-lived assets for the fiscal years ended December 31, 2024, 2023, or 2022.
Self-insurance— The Company is self-insured for medical benefits offered to certain employees, up to certain stop-loss limits. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. As of December 31, 2024 and December 31, 2023, the accrued liability for self-insurance totaled $1.1 million and $1.3 million, respectively, and is included in accrued compensation and benefits on the consolidated balance sheets.
Recently Adopted Accounting Pronouncements Adopted in 2024
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses and how the chief operating decision maker uses segment information to make resource allocation decisions. The Company adopted ASU 2023-07 as of January 1, 2024, and applied the amendments retrospectively to all prior periods in the consolidated financial statements. The standard did not affect recognition or measurement in the consolidated financial statements. See Note 13 — Segment and geographic information.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed information about the types of expenses (including employee compensation and depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the potential impact of the new standard on the Company’s consolidated financial statements.
3. Revenue recognition

Deferred revenue—Revenue recognized for the fiscal year ended December 31, 2024, from amounts included in deferred revenue as of December 31, 2023 was $270.7 million. Revenue recognized for the fiscal year ended December 31, 2023, from amounts included in deferred revenue as of December 31, 2022 was $268.3 million. Revenue recognized for the fiscal year ended December 31, 2022, from amounts included in deferred revenue as of December 31, 2021 was $204.4 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021
Deferred revenue:
Enterprise	$233,466	$220,127	$219,030	$148,966
Consumer	60,078	62,287	59,249	61,588
Total deferred revenue	$293,544	$282,414	$278,279	$210,554

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to deferred revenue as well as unbilled revenue from multi-year Enterprise subscription contracts with future installment billings, as well as unearned revenue from Consumer single course purchases and subscriptions at the end of any given period. As of December 31, 2024, the aggregate transaction price for remaining performance obligations was $548.6 million, of which 72% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Fiscal Year Ended December 31, 2024	$74,374	$58,333	$(59,654)	$73,053
Fiscal Year Ended December 31, 2023	$65,645	$56,890	$(48,161)	$74,374
Fiscal Year Ended December 31, 2022	$44,545	$53,379	$(32,279)	$65,645

4. Investments and fair value measurements

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis within the fair value hierarchy (in thousands):

As of December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$136,771	$—	$—
Time deposits	9,809	—	—
U.S. government securities	—	1,686	—
Marketable securities:
U.S. government securities	—	163,844	—
Strategic investments	—	—	—
Total assets	$146,580	$165,530	$—

Liabilities
Accrued expenses and other current liabilities:
Cash settled SARs	$—	$—	$1
Other liabilities, non-current:
Cash settled SARs	—	—	6
Total liabilities	$—	$—	$7

As of December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$266,692	$—	$—
Marketable securities:
U.S. government securities	—	171,372	—
Strategic investments	—	—	10,311
Total assets	$266,692	$171,372	$10,311

Other liabilities, non-current:
Cash settled SARs	$—	$—	$48
(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets, in addition to $42.3 million and $38.9 million of cash, as of December 31, 2024 and 2023, respectively.
A summary of the changes in the fair value of Level 3 financial instruments, of which vesting and remeasurement of SARs and impairment of strategic investments are recognized in the consolidated statements of operations, is as follows (in thousands):

	Stock Appreciation Rights	Strategic Investments
Balance— December 31, 2021	$818	$10,000
Vesting and remeasurement of SARs, net of exercises	(294)	—
Purchase of strategic investments	—	5,000
Amount reclassified from liability to equity upon exchange	(62)	—
Unrealized loss on strategic investments	—	(2,896)
Balance— December 31, 2022	462	12,104
Vesting and remeasurement of SARs	(161)	—
Exercises of SARs	(253)	—
Unrealized loss on strategic investments	—	(1,793)
Balance— December 31, 2023	48	10,311
Vesting and remeasurement of SARs	(34)	—
Exercises of SARs	(7)	—
Unrealized loss on strategic investments	—	(10,311)
Balance— December 31, 2024	$7	$—
The Company evaluates its strategic investments for impairment at each reporting period. This evaluation considers several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment. The Company determined that qualitative indicators of impairment existed during the quarter ended June 30, 2024, and therefore performed an assessment of the fair value of its investment.
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

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$42,326	$—	$—	$42,326
Money market funds	136,771	—	—	136,771
Time deposits	9,809	—	—	9,809
U.S. government securities	1,686	—	—	1,686
Total cash and cash equivalents	190,592	—	—	190,592
Marketable securities:
U.S. government securities	163,747	97	—	163,844
Total cash, cash equivalents, and marketable securities	$354,339	$97	$—	$354,436

As of December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$38,872	$—	$—	$38,872
Money market funds	266,692	—	—	266,692
Total cash and cash equivalents	305,564	—	—	305,564
Marketable securities:
U.S. government securities	171,296	76	—	171,372
Total cash, cash equivalents, and marketable securities	$476,860	$76	$—	$476,936

Realized gains and losses reclassified from accumulated other comprehensive loss to other expense, net were zero for the fiscal years ended December 31, 2024, 2023, and 2022.
The Company had $4.9 million of U.S. government securities in an unrealized loss position as of December 31, 2024, with unrealized losses totaling less than one thousand dollars. No securities were in an unrealized loss position as of December 31, 2023. No securities had been in a continuous unrealized loss position for twelve months or longer as of December 31, 2024 or December 31, 2023. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of December 31, 2024 and December 31, 2023, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of December 31, 2024, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Leasehold improvements	$19,064	$19,064
Computers and equipment	8,317	7,770
Furniture and fixtures	4,737	4,705
Purchased software	383	383
Construction in progress	1,757	—
Total property and equipment	34,258	31,922
Less accumulated depreciation and amortization	(29,724)	(27,483)
Property and equipment, net	$4,534	$4,439
Depreciation expense was $2.7 million, $3.0 million, and $4.3 million for the fiscal years ended December 31, 2024, 2023, and 2022 respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Capitalized software	$105,162	$85,160
Less accumulated amortization	(73,614)	(53,772)
Capitalized software, net	$31,548	$31,388
Amortization expense of capitalized software was $19.9 million, $17.5 million, and $12.6 million for the fiscal years ended December 31, 2024, 2023, and 2022 respectively.

As of December 31, 2024, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

2025	$17,572
2026	10,514
2027	3,462
Total expected amortization	$31,548

Intangible assets, net and goodwill— As of December 31, 2024, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(3,072)	$2,428
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$15,100	$(12,672)	$2,428

As of December 31, 2023, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(2,156)	$3,344
Vendor relationships	3 years	4,500	(3,528)	972
Developed technology	3 years	4,200	(3,293)	907
Tradename	2 years	900	(900)	—
Total		$15,100	$(9,877)	$5,223

Amortization expense of intangible assets was $2.8 million, $4.1 million, and $4.3 million the fiscal years ended December 31, 2024, 2023, and 2022 respectively.

The expected future amortization expense for intangible assets as of December 31, 2024 was as follows (in thousands):

2025	$917
2026	917
2027	594
Total expected amortization	$2,428

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of December 31, 2024.

Accrued expenses and other current liabilities— Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued expenses	$14,518	$13,773
Indirect tax reserves	2,225	1,432
Indirect tax payables	8,952	8,758
Other current liabilities	5,461	3,815
Accrued expenses and other current liabilities	$31,156	$27,778

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
As part of these activities, the Company is entitled to receive $2.1 million in tenant incentives for future leasehold improvements to be constructed by the Company. The total amount of tenant incentives was still outstanding as of December 31, 2024, and is expected to be received in 2025. The amount of cash restricted in connection with certain new and renewed lease agreements was also reduced by $2.5 million.

The components of lease costs, supplemental cash flow information, lease term, and discount rate for operating leases are as follows (in thousands, except for percentages and years):

	Fiscal Year Ended December 31,
	2024	2023	2022
Operating lease costs	$5,027	$6,335	$6,794
Variable lease costs	$979	$1,068	$810
Short-term lease costs	$561	$372	$114
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives	$6,259	$7,303	$6,740

	December 31,	December 31,
	2024	2023
Weighted average remaining term (years)	3.4	1.3
Weighted average discount rate	5.8%	3.9%
During the fiscal years ended December 31, 2024, 2023 and 2022, the Company recognized no sublease income.
Future minimum lease payments (net of expected tenant incentives) under noncancellable operating leases with initial lease terms in excess of one year as of December 31, 2024, were as follows (in thousands):

2025	$2,640
2026	3,966
2027	2,231
2028	2,298
2029	1,166
Gross lease payments	12,301
Less imputed interest	(1,484)
Present value of operating lease liabilities	$10,817

7. Commitments and contingencies
Noncancellable purchase commitments— The Company has noncancellable contractual commitments with its cloud infrastructure provider, paid advertising and sponsorship vendors, and software subscriptions to support operations in the ordinary course of business. As of December 31, 2024, future noncancellable commitments with remaining terms in excess of one year under these arrangements were as follows:

2025	$12,701
2026	6,943
2027	258
Total purchase commitments (1)	$19,902
(1) Does not include $12.0 million of non-cancelable contractual commitments as of December 31, 2024, related to the Company's third-party cloud infrastructure agreement, as the remaining term of the agreement was not in excess of one year. Under the agreement, the Company committed to spend an aggregate of at least $45.0 million between January 2023 and December 2025, with a $12.0 million minimum purchase commitment each year.

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
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accrued expenses and other current liabilities caption of the accompanying consolidated balance sheets as of December 31, 2024, and December 31, 2023.

8. Income taxes
The domestic and foreign components of income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
Domestic	$(88,789)	$(110,640)	$(155,528)
Foreign	7,851	6,999	3,939
Total net loss before taxes	$(80,938)	$(103,641)	$(151,589)
The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
Current
Federal	$—	$—	$—
State	512	324	45
Foreign	3,912	3,494	2,241
Total current income tax expense	4,424	3,818	2,286
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(74)	(165)	—
Total deferred income tax benefit	(74)	(165)	—
Total provision for income taxes	$4,350	$3,653	$2,286
The Company had an effective tax rate of (5.37)%, (3.52)%, and (1.51)% for the fiscal years ended December 31, 2024, 2023, and 2022, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of increases in total valuation allowance, stock-based compensation, and non-deductible compensation, which were partially offset by an increase in tax credit creation.

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate as a percentage of loss before income taxes is as follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
Federal tax expense	21.00%	21.00%	21.00%
State taxes, net of federal benefit	0.49%	0.50%	1.24%
Foreign rate differential	(0.28)%	(1.40)%	(0.33)%
Withholding taxes	(2.43)%	(1.77)%	(0.60)%
Nondeductible compensation	(6.18)%	(10.20)%	(2.52)%
Stock-based compensation	(9.48)%	(1.84)%	(3.18)%
Change in valuation allowance	(16.40)%	(18.33)%	(21.41)%
Research and development credits	7.57%	7.94%	4.69%
Nontaxable dividends	—%	1.31%	—%
Other	0.34%	(0.73)%	(0.40)%
Effective tax rate	(5.37)%	(3.52)%	(1.51)%
Significant components of the net deferred tax assets (liabilities) for the fiscal years ended December 31, 2024 and 2023, consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Accruals and reserves	$3,852	$4,409
Deferred revenue	64,179	62,000
Net operating loss	21,983	36,508
Research and development tax credits	34,772	28,645
Stock-based compensation expense	4,005	6,242
Indirect tax reserves	377	240
Property and equipment, net	2,088	2,000
Capitalized research and development costs	48,726	35,505
Operating lease liabilities	2,152	1,460
Other deferred tax assets	3,052	564
Gross deferred tax assets	185,186	177,573
Valuation allowance	(165,488)	(150,915)
Total deferred tax assets	19,698	26,658
Deferred tax liabilities:
Deferred contract costs	(9,329)	(16,791)
Operating lease right-of-use-assets	(2,064)	(1,129)
Other deferred tax liabilities	(8,067)	(8,573)
Total deferred tax liabilities	(19,460)	(26,493)
Net deferred tax assets	$238	$165
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets.

As of December 31, 2024 and December 31, 2023, the Company has established a valuation allowance of $165.5 million and $150.9 million, respectively, against its gross deferred tax assets due to the uncertainty surrounding the realization of such assets. The change in total valuation allowance from 2023 to 2024 was an increase of $14.6 million.
As of December 31, 2024, the Company had $93.5 million of federal net operating loss (“NOL”) carryforwards. $5.3 million of federal NOL carryforwards generated in taxable years beginning prior to January 1, 2018, begin expiring in 2037, if not utilized. $88.2 million of federal NOL carryforwards generated in taxable years beginning after December 31, 2017 have an indefinite carryforward period, but are subject to the 80% deduction limitation based upon pre-NOL deduction taxable income.
As of December 31, 2024, the Company had $35.0 million of state NOL carryforwards. The state NOL carryforwards begin expiring in 2030, if not utilized.
As of December 31, 2024, the Company had U.S. federal and state research and development tax credit carryforwards of $28.7 million and $18.2 million, respectively. The federal research and development tax credit carryforwards will expire in various amounts beginning in 2035 while the state research and development tax credit carryforwards can be carried forward indefinitely.
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
Uncertain tax positions— As of December 31, 2024 and 2023, the Company had gross unrecognized tax benefits of $9.0 million and $7.2 million, respectively, related to federal and state research and development tax credits. The Company has performed a R&D tax credit study and has reserved against a portion of its federal and state R&D tax credit carryforwards. The Company’s tax position of such credits is not more likely than not to be sustained upon examination. The Company has recorded an uncertain tax position related to the deferred tax asset recognized for these credits.
A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$7,232	$5,310	$3,608
Increases related to prior year tax positions	133	58	224
Increases related to current year tax positions	1,667	1,864	1,478
Statues of limitations expirations	—	—	—
Gross unrecognized tax benefits at the end of the year	$9,032	$7,232	$5,310
The Company is currently unaware of uncertain tax positions that could result in significant additional payments, accruals, or other material deviations in the next 12 months. The Company currently does not record interest and penalties, if any, related to unrecognized tax benefits. None of the unrecognized tax benefits as of December 31, 2024, if recognized in a future period, would affect the Company’s effective tax rate.
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
The Organization for Economic Cooperation and Development ("OECD") introduced a framework under Pillar 2 including a 15% global minimum tax rate. Some jurisdictions in which the Company does business have started to enact laws implementing a minimum tax under Pillar Two. The Company is monitoring these developments and currently does not believe the rules have a material impact on its effective tax rate.

The Company files income tax returns in U.S. federal, and certain state and foreign jurisdictions with varying statutes of limitations. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through the fiscal year ended December 31, 2024. There are currently no income tax audits underway by U.S. federal or state tax authorities.
The Company’s subsidiary, Udemy India LLP, has received tax assessments from the India Income Tax Department. These assessments have challenged the transfer pricing methodology used by Udemy India LLP for the fiscal years ended March 31, 2022 and 2021. The Company believes the proposed adjustments are without merit and will vigorously defend its position; however, it could take a number of years to reach resolution of this matter.
9. Employee retirement plan
The Company maintains a 401(k) retirement savings plan covering eligible employees. Employee contributions to the plan consist of a percentage based on eligible employee compensation. In 2024, the Company matched 50% of an employee’s contribution up to 6% of eligible compensation, with no vesting requirements. In 2023, the Company matched 50% of an employee’s contribution up to 4% of eligible compensation, with no vesting requirements. In 2022, the Company matched 25% of an employee’s contribution up to 6% of eligible compensation, with a cap of $500 annually, subject to a two-year graded vesting schedule that vested 50% after one year of employment and 100% after two years of employment.
Under these plans, the Company contributed $4.2 million, $3.0 million, and $0.5 million for the fiscal years ended December 31, 2024, 2023, and 2022, respectively.

10. Related party transactions
Naspers Ltd. (“Naspers”), through an investment entity controlled by Prosus N.V. (“Prosus”), beneficially owns more than 5% of the Company’s outstanding capital stock. During the year ended December 31, 2024, a current member of the Company’s Board of Directors was employed by Prosus as an operating partner and by OLX Group B.V., a Prosus operating subsidiary, as chief executive officer; these affiliations ceased as of December 31, 2024. A former member of the Company’s Board of Directors, who resigned in September 2022, was an executive officer of Prosus. Naspers and certain entities directly and indirectly controlled by Naspers are customers of the Company’s Enterprise subscription offering.
Insight Partners (“Insight”), where a member of the Company’s Board of Directors is a Managing Director, has certain affiliates who are customers of the Company’s Enterprise subscription offering. Insight Partners is also affiliated with certain vendors that the Company has contracted to provide technology and software solutions.
Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering.
The following tables summarize the Company’s related party transactions (in millions):

	Fiscal Year Ended December 31,
	2024	2023	2022
Revenue recognized from services provided to customers
Naspers and affiliates	$1.8	$1.9	$1.5
Insight and affiliates	0.6	0.7	—
Companies affiliated with Board members	0.4	0.4	0.5

Expense recognized from services provided by vendors
Insight and affiliates	0.8	0.8	0.9

	December 31,	December 31,
	2024	2023
Amounts in accounts receivable
Naspers and affiliates	$—	immaterial
Insight and affiliates	0.1	$0.2
Companies affiliated with Board members	0.1	0.4

Amounts in accounts payable and accrued expenses and other current liabilities
Insight and affiliates	—	—

11. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2024 and 2023, there were zero shares of preferred stock issued and outstanding.
Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	December 31,	December 31,
	2024	2023
2010 Equity Incentive Plan:
Stock options outstanding	1,401,086	4,621,021
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	15,809,202	16,738,309
Shares available for future issuance under:
2021 Equity Incentive Plan	10,514,374	4,093,695
2021 Employee Stock Purchase Plan	2,986,132	2,350,803
Total shares of common stock reserved	30,710,794	27,803,828
(1) For those PSUs in their respective performance periods, the number of shares reserved for issuance is based on the maximum achievement of the corporate performance metrics
Share repurchase program— During the fiscal year ended December 31, 2024, the Board of Directors approved a share repurchase program, which authorized the purchase of up to $150 million of Udemy common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The share repurchase program was completed in November 2024.
Shares repurchased by the Company are accounted for on the settlement date. Upon settlement, repurchased shares are immediately retired and no longer considered issued or outstanding. The total cost to repurchase shares includes any direct costs incurred, including broker commissions and excise taxes, and is recorded as a reduction to additional paid in capital in the consolidated balance sheets. During the fiscal year ended December 31, 2024, the Company repurchased 16,205,119 shares for an aggregate total of $151.2 million, inclusive of direct costs incurred.
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
Restricted stock units and performance-based restricted stock units— The fair value of RSUs and PSUs are determined using the fair value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for RSUs with service-based vesting conditions on a straight-line basis over the requisite service period for each award, which is typically between two to four years.
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
During the first quarter of 2024, the Company granted 553,568 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One quarter of the eligible PSUs vest upon certification of the corporate performance metrics by the Board of Directors’ compensation committee in the first quarter of 2025, and the remaining 75% will vest equally over the following 12 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of December 31, 2024, management calculated a payout rate equal to 45% of the number of target shares granted based on actual attainment of the metrics.
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
A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding (1)	Weighted Average Grant Date Fair Value
Balance - December 31, 2023	15,769,577	$14.07	645,833	$8.89
Granted	10,138,238	$9.25	553,568	$10.98
Released	(6,650,270)	$14.74	(189,699)	$8.89
Canceled	(4,364,777)	$13.24	(336,124)	$9.31
Balance - December 31, 2024	14,892,768	$10.74	673,578	$10.40
Unvested - December 31, 2024	14,873,773	$10.74	673,578	$10.40
Awards vested, not yet released - December 31, 2024	18,995	$8.62	—	$—
(1) Canceled PSU shares consist of awards forfeited as well as the difference in the number of shares granted at target in 2023 and the shares certified by the Board based on actual achievement.
The weighted-average grant date fair value of RSUs that were granted during the fiscal years ended December 31, 2023 and 2022, was $9.86 and $13.79, respectively. The aggregate fair value of RSUs that vested during the fiscal years ended December 31, 2024, 2023, and 2022 was $61.2 million, $68.4 million and $50.7 million, respectively. As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $138.8 million, which will be recognized over a weighted average period of 2.5 years.
The weighted-average grant date fair value of PSUs that were granted during the fiscal year ended December 31, 2023 was $8.89. No PSUs were granted prior to the fiscal year ended December 31, 2023. The aggregate fair value of PSUs that vested during the fiscal year ended December 31, 2024 was $1.9 million. No PSUs vested prior to the fiscal year ended December 31, 2024. As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested PSUs was $1.8 million, which will be recognized over a weighted average period of 1.4 years.
Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.
The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2023	4,571,021	$5.08	3.23	$44,309
Granted	—	—
Exercised	(3,141,652)	4.92
Canceled	(78,283)	8.22
Balance - December 31, 2024	1,351,086	$5.28	4.05	$4,666
Vested & expected to vest as of December 31, 2024	1,351,086	$5.28	4.05	$4,666
Exercisable as of December 31, 2024	1,349,515	$5.26	4.05	$4,666
There were no stock options granted during the fiscal years ended December 31, 2024, 2023, or 2022.
Total aggregate intrinsic value of options exercised during the fiscal years ended December 31, 2024, 2023, and 2022 was $15.9 million, $45.6 million, $13.7 million, respectively.
As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options was immaterial.
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
The following is a summary of activity for SARs under the Equity Incentive Plans:

	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2023	4,700	$5.11	5.98	$45
Granted	—	—
Exercised	(1,558)	6.58
Canceled	(1,142)	3.55
Balance - December 31, 2024	2,000	$4.85	2.32	$7
Vested & expected to vest as of December 31, 2024	2,000	$4.85	2.32	$7
Exercisable as of December 31, 2024	2,000	$4.85	2.32	$7
There were no SARs granted during the fiscal years ended December 31, 2024, 2023 or 2022.
Total aggregate intrinsic value of SARs exercised was not significant during each of the fiscal years ended December 31, 2024, 2023, and 2022.
Because all outstanding SARs were fully vested as of December 31, 2024, future stock-based compensation expense will be comprised of changes in estimated payout value until the earlier of exercise, forfeiture or expiration.

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
The Company had one Performance-Based Option outstanding as of December 31, 2024. The following table summarizes the activities of Performance-Based Options under the Equity Incentive Plans:

	Performance-Based Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2023	50,000	$3.06	4.58	$584
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance - December 31, 2024	50,000	$3.06	3.58	$259
Vested & expected to vest as of December 31, 2024	50,000	$3.06	3.58	$259
Exercisable as of December 31, 2024	38,541	$3.06	3.58	$199

As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested Performance-Based Options was immaterial.

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
On each exercise date, eligible employees will purchase the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the enrollment date or (ii) the exercise date. During the fiscal year ended December 31, 2024, 946,694 shares of common stock were issued under the ESPP.

In the event that the fair market value per share of the Company’s common stock at the end of a six-month purchase period is lower than the fair market value per share at the first day of the related offering period, the plan’s reset provision cancels the current offering period immediately after the purchase date and automatically re-enrolls participants in a new offering period. During the fiscal years ended December 31, 2024, 2023, and 2022, ESPP resets resulted in total modification charges of $3.6 million, $5.9 million, $3.4 million, respectively, to be recognized on a straight-line basis over the new, respective offering periods.
The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the grant date fair value of employee stock purchase rights granted under new ESPP offering periods in each year:

	Fiscal Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.6%	4.6%	3.5%
Expected volatility	50.6%	68.6%	68.5%
Expected life (in years)	1.3	1.6	1.2
Expected dividend yield	—%	—%	—%

As of December 31, 2024, total unrecognized compensation cost for the ESPP was $5.1 million, which will be recognized over a weighted average period of 1.9 years.
Other equity transactions— During the fiscal year ended December 31, 2021, the Company issued 61,300 shares of Udemy restricted common stock to a former executive of CorpU at a grant date fair value per share of $34.14. As a result, the Company recognized $2.1 million in total stock-based compensation expense on a straight line basis from August 2021 through August 2024.
Total stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
Cost of revenue	$6,887	$7,006	$5,360
Sales and marketing	28,665	30,859	29,054
Research and development	27,046	26,301	20,850
General and administrative	27,584	30,672	26,029
Restructuring charges	(160)	1,208	—
Total stock-based compensation expense	$90,022	$96,046	$81,293

The Company capitalized $8.4 million, $9.0 million and $5.8 million worth of stock-based compensation expense as capitalized software during the fiscal years ended December 31, 2024, 2023, and 2022, respectively.

12. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Fiscal Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(85,288)	$(107,294)	$(153,875)
Denominator:
Weighted-average shares used in computing net loss per share
Basic and diluted	151,320,497	150,098,776	140,873,504
Net loss per share
Basic and diluted	$(0.56)	$(0.71)	$(1.09)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share because the impact of including them would have been anti-dilutive:

	Fiscal Year Ended December 31,
	2024	2023	2022
RSUs, PSUs, and restricted stock	15,295,173	16,240,802	16,218,968
Stock options	1,401,086	4,621,021	10,333,771
Contingently issuable shares under ESPP	56,462	105,280	116,601
Total potentially dilutive securities	16,752,721	20,967,103	26,669,340

13. Segment and geographic information
The Company’s Chief Executive Officer is its CODM. The CODM reviews separate financial information for the Company’s two operating and reportable segments, Enterprise and Consumer, in order to allocate resources and evaluate the Company’s financial performance.
The Enterprise segment primarily generates revenue by selling subscription licenses to a variety of enterprise and government customers. The Consumer segment primarily generates revenue by selling access to course content directly to individual learners. The CODM assesses each segment's performance based on segment adjusted gross profit. The CODM uses segment adjusted gross profit during the annual budgeting process and considers budget to actual variances on a monthly basis when making decisions about the allocation of resources to each segment.
Segment adjusted gross profit, as presented below, is defined as segment revenue less segment adjusted cost of revenue. Segment adjusted cost of revenue includes content costs, customer support services, hosting and platform costs, and payment processing fees that are allocable to each segment. Segment adjusted gross profit excludes amortization of capitalized software, depreciation, stock-based compensation, and amortization of intangible assets included in cost of revenue as the CODM does not include the information in his measurement of the performance of the operating segments. Additionally, the Company does not allocate sales and marketing expenses, research and development expenses, and general and administrative expenses because the CODM does not include the information in his measurement of the performance of the operating segments. The Udemy platform supports the operations of each segment.
The CODM does not use asset information by segments to assess performance and make decisions regarding allocation of resources, and the Company does not track its long-lived assets by segment. The geographic identification of these assets is set forth below.

Financial information for each reportable segment was as follows (in thousands):

	Fiscal Year Ended December 31, 2024
	Enterprise	Consumer	Total
Revenue	$494,458	$292,107	$786,565
Content costs	(89,584)	(102,690)	(192,274)
Customer support	(37,956)	(7,034)	(44,990)
Other segment items (1)	(5,245)	(23,026)	(28,271)
Segment adjusted gross profit	$361,673	$159,357	$521,030

	Fiscal Year Ended December 31, 2023
	Enterprise	Consumer	Total
Revenue	$420,646	$308,291	$728,937
Content costs	(95,773)	(113,676)	(209,449)
Customer support	(37,320)	(7,029)	(44,349)
Other segment items (1)	(4,134)	(23,820)	(27,954)
Segment adjusted gross profit	$283,419	$163,766	$447,185

	Fiscal Year Ended December 31, 2022
	Enterprise	Consumer	Total
Revenue	$314,038	$315,059	$629,097
Content costs	(73,659)	(118,762)	(192,421)
Customer support	(28,946)	(7,041)	(35,987)
Other segment items (1)	(1,972)	(23,451)	(25,423)
Segment adjusted gross profit	$209,461	$165,805	$375,266
(1) Other segment items for each segment across all periods presented consisted of payment and mobile processing fees and costs associated with hosting digital content.
The following table provides a reconciliation from segment adjusted gross profit to net loss before taxes (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
Segment adjusted gross profit	$521,030	$447,185	$375,266
Other costs of revenue (1)	(29,090)	(27,846)	(21,489)
Sales and marketing	(342,946)	(316,738)	(301,347)
Research and development	(125,438)	(120,335)	(104,556)
General and administrative	(96,199)	(93,898)	(99,064)
Restructuring charges	(16,685)	(10,263)	—
Total other income (expense), net	8,390	18,254	(399)
Net loss before taxes	$(80,938)	$(103,641)	$(151,589)
(1) Consists of amortization of capitalized software, depreciation, stock-based compensation, and amortization of intangible assets that are included in cost of revenue but excluded from segment adjusted gross profit.

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
North America	$310,797	$291,655	$256,547
Europe, Middle East, Africa	237,692	221,699	189,618
Asia Pacific	183,273	163,747	137,829
Latin America	54,803	51,836	45,103
Total revenue	$786,565	$728,937	$629,097
During the fiscal year ended December 31, 2024, the United States and Japan were the only countries that individually accounted for at least 10% of total revenue, representing 36% and 11% of total revenue, respectively. During the fiscal years ended December 31, 2023 and 2022, the United States was the only country that individually accounted for at least 10% of total revenue, representing 37% of total revenue for both periods.
Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	December 31,	December 31,
	2024	2023
United States	$9,166	$7,007
Rest of world	6,320	3,109
Total long-lived assets	$15,486	$10,116

14. Restructuring charges
2024 Restructuring— On September 11, 2024, the Company committed to a restructuring plan aimed at driving greater operational efficiencies through the reduction of organizational layers, optimization of the Company’s go-to-market organization, and relocating certain roles to lower cost locations (collectively, the “2024 Restructuring”). The 2024 Restructuring impacted approximately 280 of the Company’s global workforce, primarily those located in higher-cost regions, such as the United States, as well as those within the Company’s sales and marketing and research and development functions. Of those impacted, approximately 57% had no future substantive service requirement as of the communication date, while the remaining population will continue to provide services as employees during a retention period to assist with transition and training through no later than March 31, 2025.
As a result, the Company expects to recognize total restructuring charges of approximately $17.9 million, of which $16.7 million was recognized into expense during the fiscal year ended December 31, 2024. The majority of the charges recognized were made up of $15.5 million in personnel-related costs, consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits.
For impacted employees with no future substantive service requirement, restructuring costs were recognized in-full as of the communication date. For employees rendering services through a retention period, one-time severance costs settled at the end of the retention period are recognized as restructuring costs on a straight-line basis from the communication date to the end of the required retention period. Other direct and incremental costs are recognized as incurred.
2023 Restructuring—On February 13, 2023, the Company communicated to its employees that in response to current macroeconomic conditions and to further streamline its operations and cost structure, it would reduce its global workforce by approximately 10% (collectively, the “2023 Restructuring”). As a result, the Company recognized restructuring charges of $10.1 million in the first quarter of 2023, primarily consisting of $8.9 million of personnel expenses such as salaries and wages, one-time severance payments, and other benefits. The Company also recognized $1.2 million of stock-based compensation expense on the communication date, resulting from impacted employees having no future substantive service requirement but continuing to vest into their equity awards during legally required retention periods as well as certain modifications to enable additional vesting after impacted employees’ termination dates. The restructuring plan was completed in the third quarter of 2023.

Restructuring charges are presented as separate operating expenses within the Company’s consolidated statements of operations. The following table summarizes the activity related to the restructuring liability recorded in accrued compensation and benefits in the accompanying consolidated balance sheets (in thousands):

	Fiscal Year Ended December 31,
	2024	2023	2022
Beginning balance	$—	$—	$—
Restructuring charges	16,331	9,055	—
Settlements	(9,842)	(9,055)	—
Ending balance	$6,489	$—	$—

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
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Udemy, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Udemy, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 19, 2025

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act,adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Eren Bali	Rule 10b5-1 Trading Arrangement	December 13, 2024	—	March 14, 2026	Up to	430,000
Chief Technology Officer
(1)     Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.

(2)     Except as indicated by footnote, each trading arrangement permits transactions through and including the earlier of (a) the execution or expiration of all trades specified under the trading arrangement or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off periods under Rule 10b5-1(c), as amended, and our insider trading policy.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024. Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of our corporate governance guidelines and code of business conduct and ethics are available on our website at https://investors.udemy.com/corporate-governance/governance-documents. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting that information on our website address specified above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

PART IV.
Item 15. Exhibit and Financial Statement Schedules
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are herein incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40956	3.2	February 27, 2023

4.1	Fifth Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated November 13, 2020	S-1	333-260042	4.1	October 5, 2021

4.2	Form of Common Stock Certificate of the Registrant	S-1	333-260042	4.2	October 5, 2021

4.3*	Description of Common Stock of the Registrant

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-260042	10.1	October 5, 2021

10.2+	2010 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-260042	10.2	October 5, 2021

10.3+	2021 Equity Incentive Plan, as amended and restated	10-Q	001-40956	10.1	May 3, 2023

10.4+	Form of Performance-Based Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan	10-Q	001-40956	10.2	May 3, 2023

10.5+	2021 Employee Stock Purchase Plan, as amended and restated, and forms of agreements thereunder	S-1/A	333-260042	10.4	October 25, 2021

10.6+	Employee Incentive Compensation Plan	S-1	333-260042	10.5	October 5, 2021

10.7+	Outside Director Compensation Policy	10-Q	001-40956	10.1	October 31, 2024

10.8+	Confirmatory Employment Letter by and between the Registrant and Greg Brown	8-K	001-40956	10.2	January 9, 2023

10.9+	Confirmatory Employment Letter by and between the Registrant and Sarah Blanchard	S-1	333-260042	10.8	October 5, 2021

10.10+	Confirmatory Employment Letter by and between the Registrant and Venu Venugopal	S-1	333-260042	10.9	October 5, 2021

10.11+	Confirmatory Employment Letter by and between the Registrant and Prasad Raje	10-Q	001-40956	10.1	November 2, 2023

10.12+	Employment Letter by and between the Registrant and Rob Rosenthal	10-Q	001-40956	10.1	August 1, 2024

10.13*+	Employment Letter by and between the Registrant and Eren Bali

10.14*+	Form of Change in Control and Severance Agreement by and between the Registrant and its executive officers

10.15*+	Change in Control and Severance Agreement by and between the Registrant and Venu Venugopal

19.1*	Insider Trading Policy of the Registrant

21.1*	List of subsidiaries

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Powers of Attorney (contained on signature page)

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

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Amended and Restated Clawback Policy	10-K	001-40956	97.1	February 26, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Udemy, Inc.

Date: February 19, 2025	By:	/s/ Greg Brown
Greg Brown
President and Chief Executive Officer

Date: February 19, 2025	By:	/s/ Sarah Blanchard
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

Signature	Title	Date

/s/ Greg Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2025
Greg Brown

/s/ Sarah Blanchard	Chief Financial Officer	February 19, 2025
Sarah Blanchard	(Principal Financial and Accounting Officer)

/s/ Sohaib Abbasi	Director, Chairperson of the Board of Directors	February 19, 2025
Sohaib Abbasi

/s/ Debra Chrapaty	Director	February 19, 2025
Debra Chrapaty

/s/ Heather Hiles	Director	February 19, 2025
Heather Hiles

/s/ Jeffrey Lieberman	Director	February 19, 2025
Jeffrey Lieberman

/s/ Marylou Maco	Director	February 19, 2025
Marylou Maco

/s/ Lydia Paterson	Director	February 19, 2025
Lydia Paterson

/s/ Natalie Rothman	Director	February 19, 2025
Natalie Rothman