Form 10-Q
period 2025-03-31
Udemy, Inc.
filed 2025-05-01
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 24, 2025, 148,731,313 shares of the registrant’s common stock were outstanding.

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

PART I.
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$189,617	$190,592
Restricted cash, current	—	100
Marketable securities	167,398	163,844
Accounts receivable, net	111,172	88,216
Prepaid expenses and other current assets	26,133	22,735
Deferred contract costs, current	46,736	40,841
Total current assets	541,056	506,328
Property and equipment, net	6,765	4,534
Capitalized software, net	30,760	31,548
Operating lease right-of-use assets	10,035	10,950
Restricted cash, non-current	1,115	1,115
Deferred contract costs, non-current	30,192	32,212
Intangible assets, net	2,198	2,428
Goodwill	12,646	12,646
Other assets	4,226	3,867
Total assets	$638,993	$605,628
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,430	$6,311
Accrued expenses and other current liabilities	30,171	31,156
Content costs payable	34,485	37,607
Accrued compensation and benefits	22,317	28,793
Operating lease liabilities, current	2,584	2,502
Deferred revenue, current	326,331	291,106
Total current liabilities	420,318	397,475
Operating lease liabilities, non-current	7,286	8,315
Deferred revenue, non-current	2,025	2,438
Other liabilities, non-current	5	6
Total liabilities	429,634	408,234
Note 7 – Commitments and contingencies
Stockholders' equity:
Common stock, $0.00001 par value - 950,000,000 shares authorized; 148,485,106 and 147,484,280 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively.	1	1
Additional paid-in capital	1,016,130	1,002,390
Accumulated other comprehensive loss	(15)	(11)
Accumulated deficit	(806,757)	(804,986)
Total stockholders’ equity	209,359	197,394
Total liabilities and stockholders' equity	$638,993	$605,628
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$200,300	$196,846
Cost of revenue	70,857	76,282
Gross profit	129,443	120,564
Operating expenses
Sales and marketing	82,500	87,301
Research and development	24,958	31,223
General and administrative	25,008	24,769
Restructuring charges	1,469	—
Total operating expenses	133,935	143,293
Loss from operations	(4,492)	(22,729)
Other income, net
Interest income	3,575	5,728
Interest expense	(15)	(3)
Other income (expense), net	98	(308)
Total other income, net	3,658	5,417
Net loss before taxes	(834)	(17,312)
Income tax provision	(937)	(1,027)
Net loss	$(1,771)	$(18,339)
Net loss per share
Basic and diluted	$(0.01)	$(0.12)
Weighted-average shares used in computing net loss per share
Basic and diluted	148,027,183	156,570,426
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,771)	$(18,339)
Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	23	(52)
Change in unrealized gain (loss) on marketable securities, net of tax	(27)	(102)
Total other comprehensive loss	(4)	(154)
Comprehensive loss	$(1,775)	$(18,493)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	147,484,280	$1	$1,002,390	$(11)	$(804,986)	$197,394
Stock-based compensation	—	—	19,661	—	—	19,661
Exercise of stock options	148,557	—	36	—	—	36
Vesting of restricted stock units	1,554,329	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(702,060)	—	(5,957)	—	—	(5,957)
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(1,771)	(1,771)
Balance—March 31, 2025	148,485,106	$1	$1,016,130	$(15)	$(806,757)	$209,359

Balance—December 31, 2023	157,166,360	$2	$1,076,508	$80	$(719,698)	$356,892
Stock-based compensation	—	—	25,066	—	—	25,066
Exercise of stock options	780,998	—	252	—	—	252
Vesting of restricted stock units	1,748,589	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(1,142,081)	—	(11,712)	—	—	(11,712)
Repurchases of common stock	(4,962,145)		(55,511)	—	—	(55,511)
Other comprehensive loss	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	(18,339)	(18,339)
Balance—March 31, 2024	153,591,721	$2	$1,034,603	$(74)	$(738,037)	$296,494
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,771)	$(18,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,205	6,483
Amortization of deferred contract costs	15,620	14,041
Stock-based compensation	17,967	22,705
Allowance for credit losses	2,101	743
Net (accretion) amortization of marketable securities	(1,287)	(2,300)
Non-cash operating lease expense	915	1,487
Other	350	215
Changes in operating assets and liabilities:
Accounts receivable	(25,057)	(7,954)
Prepaid expenses and other assets	(4,106)	(5,046)
Deferred contract costs	(19,495)	(18,081)
Accounts payable, accrued expenses and other liabilities	(9,975)	(1,145)
Content costs payable	(3,121)	(4,906)
Operating lease liabilities	(949)	(2,423)
Deferred revenue	34,813	35,489
Net cash provided by operating activities	12,210	20,969
Cash flows from investing activities:
Purchases of marketable securities	(78,644)	(89,462)
Proceeds from maturities of marketable securities	76,350	89,150
Purchases of property and equipment	(2,381)	(197)
Capitalized software costs	(2,739)	(3,261)
Net cash used in investing activities	(7,414)	(3,770)
Cash flows from financing activities:
Net proceeds from exercise of stock options	41	313
Taxes paid related to net share settlement of equity awards	(5,948)	(11,634)
Repurchases of common stock	—	(55,144)
Net cash used in financing activities	(5,907)	(66,465)

Effect of foreign exchange rates on cash flows	36	(50)

Net decrease in cash, cash equivalents and restricted cash	(1,075)	(49,316)
Cash, cash equivalents and restricted cash—Beginning of period	191,807	309,552
Cash, cash equivalents and restricted cash—End of period	$190,732	$260,236

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$189,617	$256,807
Restricted cash, current	—	3,329
Restricted cash, non-current	1,115	100
Total cash, cash equivalents and restricted cash	$190,732	$260,236

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$813	$71

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$1,657	$2,306
Net change in unrealized gain (loss) on marketable securities	$(27)	$(102)
Increase in purchases of property and equipment included in liabilities	$584	$170
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
Leadership Transition
Effective March 12, 2025, the Company’s Board of Directors appointed Hugo Sarrazin to succeed Greg Brown as the Company’s President and Chief Executive Officer. As of the same date, the Board appointed Mr. Sarrazin to serve as a Class III director, with a term expiring at our 2027 annual meeting of stockholders. Pursuant to the terms of his offer letter, the Board granted Mr. Sarrazin a new hire equity award consisting of 1,062,055 restricted stock units (“RSUs”). One third of the RSUs vest after one year, and the remaining two thirds will vest equally over the following 8 quarters, subject to continual service.
Effective March 12, 2025, Mr. Brown ceased to be the Company’s President and Chief Executive Officer. He is expected to maintain status as a full-time, non-executive employee through June 30, 2025, at which time, subject to the parties’ execution of a separation agreement and release of claims, Mr. Brown is expected to become eligible to receive certain benefits pursuant to his change in control and severance agreement. Provided that Mr. Brown remains employed by the Company through June 30, 2025 and both parties sign the separation agreement referenced above, the Company and Mr. Brown have agreed that Mr. Brown will continue his relationship with the Company as a consultant pursuant to a consulting agreement, the term of which will commence immediately following Mr. Brown’s last day of employment. The consulting agreement will expire on December 31, 2025, unless terminated earlier in accordance with its terms. Mr. Brown’s existing equity incentive awards will continue to vest during the term of the consulting period, and he will continue to be deemed a service provider for purposes of the Company’s equity incentive plans. The Company determined that there was a substantive reduction in the scope of services to be provided by Mr. Brown subsequent to March 12, 2025. As a result, the Company recognized $0.9 million in severance and personnel costs and $1.2 million in stock-based compensation within general and administrative expenses in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2025, that would have otherwise been recognized from April 2025 to December 2025.

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

Segment information— On March 12, 2025, Hugo Sarrazin became the Company’s new Chief Executive Officer and chief operating decision maker (“CODM”). The Company defines its segments as those operations the CODM regularly reviews to allocate resources and assess performance. For the three months ended March 31, 2025 and 2024, the Company had two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 12 – Segment and geographic information.
Use of estimates— The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the results of operations during the reporting periods.
Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, allowance for credit losses, capitalization of internally developed software and content assets and their associated useful lives, stock-based compensation, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated service period for consumer single course purchases, the period of benefit for deferred commissions, the fair value and associated useful lives of intangible assets and goodwill acquired via business combinations, the valuation of marketable securities and privately-held strategic investments, including impairments, and the carrying value of our operating lease right-of-use (“ROU”) assets. Management periodically evaluates such estimates and assumptions for continued reasonableness.
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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had one customer, a reseller partner for the Enterprise segment, who accounted for more than 10% of accounts receivable as of March 31, 2025. The Company had no customers who accounted for more than 10% of total accounts receivable as of December 31, 2024. No customer accounted for more than 10% of total revenue during the three months ended March 31, 2025 or 2024.

Summary of significant accounting policies— There have been no significant changes to the policies as disclosed in Note 2 – Summary of significant accounting policies of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 19, 2025 (the “Annual Report”), other than those discussed below.
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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Three Months Ended March 31, 2025	$1,096	$2,101	$(477)	$2,720
Three Months Ended March 31, 2024	$1,270	$743	$(413)	$1,600
Deferred contract costs— Sales commissions earned by the Company’s sales force on both new and renewal business are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts and incremental sales to existing customers are deferred and then amortized on a straight-line basis over an estimated period of benefit of four years. This period of benefit was determined by taking into consideration term lengths of Enterprise customer contracts, changes and enhancements in course offerings, and other factors. Beginning January 1, 2025, the Company began paying commissions on the renewing portion of existing contracts. Commissions that are commensurate with renewal contracts are deferred and amortized on a straight-line basis over the average renewal term, which is estimated to be 18 months.
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
Amounts expected to be recognized within one year of the condensed consolidated balance sheet dates are recorded as deferred contract costs, current, while the remaining portion is recorded as deferred contract costs, non-current in the condensed consolidated balance sheets. Deferred contract costs are periodically analyzed for impairment. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
Capitalized software, net— The Company capitalizes costs directly associated with the development of software for internal use and certain content assets hosted on the Company's platform. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the software or content being developed has reached the application development stage, qualifying internal and external costs are capitalized until the software or content asset is substantially complete and ready for its intended use. Once the software or content is ready for its intended use, capitalized costs are amortized on a straight-line basis over an estimated useful life, which is generally three years for internal use software and two years for content assets. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Recently Adopted Accounting Pronouncements Adopted in 2025
There are no recently issued accounting pronouncements that were adopted by the Company during the three months ended March 31, 2025.
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

3. Revenue recognition

Deferred revenue—Revenue recognized for the three months ended March 31, 2025, from amounts included in deferred revenue as of December 31, 2024 was $150.9 million. Revenue recognized for the three months ended March 31, 2024, from amounts included in deferred revenue as of December 31, 2023 was $143.2 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	March 31,	December 31,	December 31,
	2025	2024	2023
Deferred revenue:
Enterprise	$269,006	$233,466	$220,127
Consumer	59,350	60,078	62,287
Total deferred revenue	$328,356	$293,544	$282,414

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to deferred revenue as well as unbilled revenue from multi-year Enterprise subscription contracts with future installment billings, as well as unearned revenue from Consumer single course purchases and subscriptions at the end of any given period. As of March 31, 2025, the aggregate transaction price for remaining performance obligations was $564.0 million, of which 73% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Three Months Ended March 31, 2025	$73,053	$19,495	$(15,620)	$76,928
Three Months Ended March 31, 2024	$74,374	$18,081	$(14,041)	$78,414

4. Investments and fair value measurements

The following tables present the Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

As of March 31, 2025	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$136,085	$—	$—
Time deposits	9,833	—	—
Marketable securities:
U.S. government securities	—	167,398	—
Total assets	$145,918	$167,398	$—

As of December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$136,771	$—	$—
Time deposits	9,809	—	—
U.S. government securities	—	1,686	—
Marketable securities:
U.S. government securities	—	163,844	—
Total assets	$146,580	$165,530	$—
1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, in addition to $43.7 million and $42.3 million of cash as of March 31, 2025 and December 31, 2024, respectively.

The Company’s money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s investments in U.S. government securities are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are directly or indirectly observable. The Company’s strategic investments are classified within Level 3 of the fair value hierarchy because they have been valued using significant unobservable inputs for which the Company has been required to develop its own assumptions.
The cost basis of the Company’s strategic investments is $15.0 million. The Company previously recorded impairment charges of $10.3 million during the second quarter of 2024, $1.8 million during the second quarter of 2023 and $2.9 million during the third quarter of 2022. There have been no observable price changes in orderly transactions for identical or similar investments of the same issuer during the periods presented. As such, the Company’s carrying amount of it’s strategic investment was zero as of March 31, 2025 and December 31, 2024.

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of March 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$43,699	$—	$—	$43,699
Money market funds	136,085	—	—	136,085
Time deposits	9,833	—	—	9,833
Total cash and cash equivalents	189,617	—	—	189,617
Marketable securities:
U.S. government securities	167,328	75	(5)	167,398
Total cash, cash equivalents, and marketable securities	$356,945	$75	$(5)	$357,015

As of December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$42,326	$—	$—	$42,326
Money market funds	136,771	—	—	136,771
Time deposits	9,809	—	—	9,809
U.S. government securities	1,686	—	—	1,686
Total cash and cash equivalents	190,592	—	—	190,592
Marketable securities:
U.S. government securities	163,747	97	—	163,844
Total cash, cash equivalents, and marketable securities	$354,339	$97	$—	$354,436

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	March 31, 2025		December 31, 2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses(1)
Marketable securities:
U.S. government securities	$38,220	$(5)	$4,898	$—
Total securities in an unrealized loss position	$38,220	$(5)	$4,898	$—
(1) Gross unrealized losses as of December 31, 2024, were less than one thousand dollars and rounded to zero.

Realized gains and losses reclassified from accumulated other comprehensive loss to other income (expense), net were zero for the three months ended March 31, 2025 and 2024.
No securities had been in a continuous unrealized loss position for twelve months or longer as of March 31, 2025 or December 31, 2024. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of March 31, 2025 and December 31, 2024, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of March 31, 2025, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Leasehold improvements	$22,252	$19,064
Computers and equipment	8,883	8,317
Furniture and fixtures	5,417	4,737
Purchased software	383	383
Construction in progress	52	1,757
Total property and equipment	36,987	34,258
Less accumulated depreciation and amortization	(30,222)	(29,724)
Property and equipment, net	$6,765	$4,534
Depreciation expense was $0.7 million for both the three months ended March 31, 2025 and 2024.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Internal use software	$109,445	$105,162
Content assets	186	—
Total capitalized software	109,631	105,162
Less accumulated amortization	(78,871)	(73,614)
Capitalized software, net	$30,760	$31,548
Amortization expense of capitalized software was $5.3 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

2025	$13,645
2026	11,977
2027	4,906
2028	232
Total expected amortization	$30,760

Intangible assets, net and goodwill— As of March 31, 2025, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(3,302)	$2,198
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$15,100	$(12,902)	$2,198

As of December 31, 2024, intangible assets, net acquired as part of the CorpU business combination were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(3,072)	$2,428
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$15,100	$(12,672)	$2,428

Amortization expense of intangible assets was $0.2 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

The expected future amortization expense for intangible assets as of March 31, 2025 was as follows (in thousands):

2025	$687
2026	917
2027	594
Total expected amortization	$2,198

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of March 31, 2025.
The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the three months ended March 31, 2025 and 2024, respectively.

Accrued expenses and other current liabilities— Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued expenses	$14,956	$14,518
Indirect tax reserves	2,589	2,225
Indirect tax payables	7,867	8,952
Other current liabilities	4,759	5,461
Accrued expenses and other current liabilities	$30,171	$31,156

6. Leases
The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2029.
As a result of new leasing activity during fiscal year 2024, the Company is entitled to receive $2.1 million in tenant incentives for leasehold improvements constructed by the Company. The total amount of tenant incentives was still outstanding as of March 31, 2025, and is expected to be received in 2025.
The Company recognized the following amounts related to its operating leases in its condensed consolidated statements of operations and cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$1,098	$1,550
Variable lease costs	$299	$245
Short-term lease costs	$255	$96
Cash paid for amounts included in the measurement of operating lease liabilities	$1,225	$2,461
Future minimum lease payments (net of expected tenant incentives) under noncancellable operating leases with initial lease terms in excess of one year as of March 31, 2025, were as follows (in thousands):

2025	$1,463
2026	4,017
2027	2,231
2028	2,298
2029	1,166
Gross lease payments	11,175
Less imputed interest	(1,305)
Present value of operating lease liabilities	$9,870

7. Commitments and contingencies
Noncancellable purchase commitments— The Company has noncancellable contractual commitments with its cloud infrastructure provider, paid advertising and sponsorship vendors, and software subscriptions to support operations in the ordinary course of business. As of March 31, 2025, the Company had $20.8 million of future minimum payments under noncancellable purchase commitments with remaining terms in excess of one year, which are expected to be paid through 2027.
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

Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accrued expenses and other current liabilities caption of the accompanying condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024.

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
The Company had an effective tax rate of (112.35)% and (5.93)% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the quarter differed from the federal statutory rate of 21% primarily due to the impact of a valuation allowance on certain deferred tax assets and the mix of earnings among taxing jurisdictions.
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
As of March 31, 2025 and December 31, 2024, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.
The Company is subject to taxation in the U.S. and various foreign jurisdictions. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through 2024. There are currently no income tax audits underway by U.S. federal or state tax authorities. The Company’s subsidiary, Udemy India LLP, has received tax assessments from the India Income Tax Department. These assessments have challenged the transfer pricing methodology used by Udemy India LLP for the fiscal years ended March 31, 2022 and 2021. The Company believes the proposed adjustments are without merit and will vigorously defend its position; however, it could take a number of years to reach resolution of this matter.

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

Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering.
The following tables summarize the Company’s related party transactions (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue recognized from services provided to customers
Naspers and affiliates	$0.4	$0.4
Insight and affiliates	0.1	0.2
Companies affiliated with Board members	immaterial	0.1

Expense recognized from services provided by vendors
Insight and affiliates	0.2	0.2

	March 31,	December 31,
	2025	2024
Amounts in accounts receivable
Naspers and affiliates	$0.1	$—
Insight and affiliates	0.1	0.1
Companies affiliated with Board members	—	0.1

Amounts in accounts payable and accrued expenses and other current liabilities
Insight and affiliates	immaterial	—

10. Stockholders' equity
Preferred stock— In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of March 31, 2025 and December 31, 2024, there were zero shares of preferred stock issued and outstanding.

Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	March 31,	December 31,
	2025	2024
2010 Equity Incentive Plan:
Stock options outstanding	1,178,205	1,401,086
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	15,302,200	15,809,202
Shares available for future issuance under:
2021 Equity Incentive Plan	17,617,621	10,514,374
2021 Employee Stock Purchase Plan	4,460,974	2,986,132
Total shares of common stock reserved	38,559,000	30,710,794
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
Equity incentive plans— In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provided for incentive stock options (“ISOs”), non-statutory stock options (“NSOs”, collectively with ISOs, “stock options”), stock appreciation rights (“SARs”), restricted stock, and restricted stock units (“RSUs”) to be granted to eligible employees, directors, and consultants. The 2010 Plan was terminated in October 2021 in connection with the IPO but continues to govern the terms and conditions of the outstanding awards granted pursuant to the 2010 Plan. No further equity awards will be granted under the 2010 Plan.
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
On January 1, 2025, the shares available for future grants under the 2021 Plan automatically increased by 7,374,214 pursuant to the above evergreen provision of the 2021 Plan.
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
During the first quarter of 2025, the Company granted 372,044 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One third of the eligible PSUs vest upon certification of the corporate performance metrics by the Board of Directors’ compensation committee in the first quarter of 2026, and the remaining two thirds will vest equally over the following 8 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of March 31, 2025, the Company estimated a payout rate of 90% of target based on forecasted achievement.
During the first quarter of 2024, the Company granted 553,568 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. In February 2025, the Board of Directors’ compensation committee certified actual achievement against target of 45%. As a result, 218,565 shares were awarded to the grantees, of which one quarter vested in the quarter of certification, while the remaining 75% will vest equally over the following 12 quarters, subject to continual service by the grantee. The difference in the number of shares granted at target and the shares certified by the Board based on actual achievement were canceled and returned to the pool of available for future issuance under the 2021 Plan.
A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding (1)	Weighted Average Grant Date Fair Value
Balance - December 31, 2024	14,892,768	$10.74	673,578	$10.40
Granted	2,226,762	$8.41	372,044	$8.23
Released	(1,478,809)	$12.58	(75,520)	$10.40
Canceled	(1,209,407)	$11.21	(285,225)	$10.98
Balance - March 31, 2025	14,431,314	$10.15	684,877	$8.98
Unvested - March 31, 2025	14,408,951	$10.16	684,877	$8.98
Awards vested, not yet released - March 31, 2025	22,363	$8.49	—	$—
(1) Canceled PSU shares consist of awards forfeited as well as the difference in the number of shares granted at target and the shares certified by the Board based on actual achievement.
As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $123.5 million, which will be recognized over a weighted average period of 2.5 years.
As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested PSUs was $3.2 million, which will be recognized over a weighted average period of 1.6 years.
Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.

The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2024	1,351,086	$5.28	4.05	$4,666
Granted	—	—
Exercised	(148,557)	3.92
Canceled	(74,324)	6.86
Balance - March 31, 2025	1,128,205	$5.35	4.27	$3,382
Vested & expected to vest as of March 31, 2025	1,128,205	$5.35	4.27	$3,382
Exercisable as of March 31, 2025	1,127,592	$5.34	4.27	$3,382
As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested stock options was immaterial.

Performance-based stock options— Other than those described below, there have been no other changes to the Company’s performance-based stock options compared to those described in Note 11— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.

As of March 31, 2025, there were 50,000 performance-based stock options outstanding, of which 41,666 were exercisable. As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested Performance-Based Options was immaterial.

Employee stock purchase plan— The 2021 Employee Stock Purchase Plan (the “ESPP”) became effective on October 29, 2021. The Company initially reserved 2,800,000 shares of the Company's common stock under the ESPP. Shares reserved for issuance shall increase on the first day of the fiscal year, beginning in fiscal 2023, in an amount equal to the least of 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, three times the initial number of shares reserved under the ESPP, or a lesser amount determined by the Company’s Board of Directors or compensation committee. On January 1, 2025, the shares available for future grants under the ESPP automatically increased by 1,474,842 pursuant to the above evergreen provision of the 2021 ESPP.

As of March 31, 2025, total unrecognized compensation cost for the ESPP was $4.1 million, which will be recognized over a weighted average period of 1.6 years.
Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,572	$1,657
Sales and marketing	5,407	7,341
Research and development	4,708	6,675
General and administrative	6,280	7,032
Total stock-based compensation expense	$17,967	$22,705

The Company capitalized $1.6 million and $2.3 million worth of stock-based compensation expense as capitalized software during the three months ended March 31, 2025 and 2024, respectively.

11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(1,771)	$(18,339)
Denominator:
Weighted-average shares used in computing net loss per share
Basic and diluted	148,027,183	156,570,426
Net loss per share
Basic and diluted	$(0.01)	$(0.12)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
RSUs, PSUs, and restricted stock	15,066,580	15,836,298
Stock options	1,178,205	3,796,330
Contingently issuable shares under ESPP	307,250	445,934
Total potentially dilutive securities	16,552,035	20,078,562

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
Segment adjusted gross profit, as presented below, is defined as segment revenue less segment adjusted cost of revenue. Segment adjusted cost of revenue includes content costs, customer support services, hosting and platform costs, and payment processing fees that are allocable to each segment. Segment adjusted gross profit excludes amortization of capitalized software, depreciation, stock-based compensation, and amortization of intangible assets included in cost of revenue, as the CODM does not include the information in his measurement of the performance of the operating segments. Additionally, the Company does not allocate sales and marketing expenses, research and development expenses, and general and administrative expenses because the CODM does not include the information in his measurement of the performance of the operating segments. The Udemy platform supports the operations of each segment.
The CODM does not use asset information by segments to assess performance and make decisions regarding allocation of resources, and the Company does not track its long-lived assets by segment. The geographic identification of these assets is set forth below.

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended March 31, 2025
	Enterprise	Consumer	Total
Revenue	$127,748	$72,552	$200,300
Content costs	(20,371)	(24,806)	(45,177)
Customer support	(9,885)	(1,676)	(11,561)
Other segment items (1)	(1,508)	(5,669)	(7,177)
Segment adjusted gross profit	$95,984	$40,401	$136,385

	Three Months Ended March 31, 2024
	Enterprise	Consumer	Total
Revenue	$117,640	$79,206	$196,846
Content costs	(21,154)	(28,045)	(49,199)
Customer support	(10,484)	(1,831)	(12,315)
Other segment items (1)	(1,360)	(6,122)	(7,482)
Segment adjusted gross profit	$84,642	$43,208	$127,850
(1) Other segment items for each segment across all periods presented consisted of payment and mobile processing fees and costs associated with hosting digital content.
The following table provides a reconciliation from segment adjusted gross profit to net loss before taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Segment adjusted gross profit	$136,385	$127,850
Other costs of revenue (1)	(6,942)	(7,286)
Sales and marketing	(82,500)	(87,301)
Research and development	(24,958)	(31,223)
General and administrative	(25,008)	(24,769)
Restructuring charges	(1,469)	—
Total other income, net	3,658	5,417
Net loss before taxes	$(834)	$(17,312)
(1) Consists of amortization of capitalized software, depreciation, stock-based compensation, and amortization of intangible assets that are included in cost of revenue but excluded from segment adjusted gross profit.

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended March 31,
	2025	2024
North America	$78,478	$77,221
Europe, Middle East, Africa	60,261	61,357
Asia Pacific	47,894	44,878
Latin America	13,667	13,390
Total revenue	$200,300	$196,846

The following table presents the percentage of revenue recognized in countries that individually accounted for at least 10% of total revenue for the periods presented:

	Three Months Ended March 31,
	2025	2024
United States	36%	36%
Japan	12%	11%
Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	March 31,	December 31,
	2025	2024
United States	$10,619	$9,166
Rest of world	6,183	6,320
Total long-lived assets	$16,802	$15,486

13. Restructuring charges
2024 Restructuring— On September 11, 2024, the Company committed to a restructuring plan aimed at driving greater operational efficiencies through the reduction of organizational layers, optimization of the Company’s go-to-market organization, and relocating certain roles to lower cost locations (collectively, the “2024 Restructuring”). The 2024 Restructuring impacted approximately 280 of the Company’s global workforce, primarily those located in higher-cost regions, such as the United States, as well as those within the Company’s sales and marketing and research and development functions. Of those impacted, approximately 57% had no future substantive service requirement as of the communication date, while the remaining population provided services as employees during retention periods to assist with transition and training that were substantially completed by March 31, 2025.
As a result, the Company expects to recognize total restructuring charges of approximately $18.4 million. Of this total, $1.5 million was recognized into expense during the three months ended March 31, 2025, and $18.2 million has been recognized into expense since the Company committed to the plan. The majority of the charges recognized were personnel-related costs, consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits.
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
Restructuring charges are presented as separate operating expenses within the Company’s condensed consolidated statements of operations. The following table summarizes the activity related to the restructuring liability recorded in accrued compensation and benefits in the accompanying condensed consolidated balance sheets (in thousands):

Three Months Ended March 31,
2025
Beginning balance	$6,489
Restructuring charges	1,469
Settlements	(5,250)
Ending balance	$2,708

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
Udemy’s consumer marketplace has attracted 79 million learners in over 180 countries who are looking for the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. We curate the highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business (UB), which enables companies around the world to offer effective on-demand learning for employees, immersive laboratory-style learning for tech teams, and cohort-based learning focused on leadership development. Our network of 85,000 instructors have created over 250,000 courses in 75 languages that cover a wide range of topics, including technology, business, soft skills, and personal development.
Recent Developments
Effective March 12, 2025, our board of directors appointed Hugo Sarrazin to succeed Greg Brown as the Company’s president and chief executive officer. As of the same date, the Board appointed Mr. Sarrazin to serve as a Class III director, with a term expiring at our 2027 annual meeting of stockholders. For more information, see Note 1 – Organization and description of business.
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
Our efforts to grow our UB offering are focused primarily on corporate and government customers. Historically, we have expanded from individual to department to multi-department to enterprise-wide sales as our value is proven. Building upon this success, we believe a significant opportunity exists for us to acquire new UB customers and expand our existing UB customers’ use of our platform by identifying new use cases and increasing the size of existing deployments. In particular, we believe that our UB Large Customers, which we define as companies with at least 1,000 employees, present the most significant opportunities for us to retain and grow revenue over time, given the wider range of potential use cases and expansion opportunities.
We often enter into customized contractual arrangements with our UB customers in which we offer more favorable pricing terms in exchange for larger total contract values that accompany larger deployments and longer terms. Over the long term, as we drive a greater portion of our revenue through our deployments with UB customers, we expect that our revenue will continue to grow, but the price we charge UB customers per seat may decline, which could reduce margins in the future.
Our efforts to grow our existing relationships with our consumer learners are focused on increasing their engagement and converting free learners first into purchasers of individual courses, and then into subscribers. New learners to our platform may first engage with our free courses, which serve as a funnel to grow our total learner base and drive purchases and referrals to our paid offerings.
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
We view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages. Our ability to expand the instructor payment pool over time while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three months ended March 31, 2025.
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

Our investment in growth
We are actively investing in our business as we believe that we are only just beginning to penetrate our market opportunity. We are prioritizing resources for high-growth opportunities through expanding and deepening our opportunities with larger enterprise customers, further penetrating our existing customer base, and pursuing strategic partnerships and acquisitions. As we continue to build our sales and marketing efforts, expand our course catalog, develop our immersive learning capabilities, execute on our operational efficiency initiatives, and invest in our technology development, including investments in generative artificial intelligence, we anticipate our operating expenses will generally decrease as a percentage of revenue over time. Any investments we make to facilitate our future growth, whether organically or through acquisitions or strategic partnerships, will occur in advance of the benefits from such investments.
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
Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, including stock-based compensation, marketing costs, sponsorship and brand costs, costs related to customer and instructor acquisition, amortization of deferred contract costs, and amortization of trade name and customer relationship intangible assets acquired through business combinations. Sales and marketing expenses also consist of costs incurred for hosting and customer support services related to providing our platform to free learners. While sales and marketing expenses as a percentage of revenue may vary from period to period, in part due to the extent and timing of sales and marketing initiatives, we generally expect this percentage to decrease over the long term given our focus on sales efficiency and our expansion strategy.

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
Restructuring charges
Our restructuring charges consist primarily of personnel expenses, such as employee severance, benefits costs, and stock-based compensation, as well as other direct and incremental costs incurred as a result of non-recurring restructuring activities that we committed to during the third quarter of 2024.
Interest income
Interest income consists primarily of interest income earned on our cash equivalents and short-term investments, including amortization of premiums and accretion of discounts related to our available-for-sale marketable securities, net of associated fees.
Interest expense
Interest expense consists primarily of interest expense related to certain indirect tax reserves.
Other income (expense), net
Other expense, net consists of foreign currency transaction gains and losses, as well as changes in the valuation of strategic investments, if any.
Income tax provision
Our income tax provision consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance against our U.S. federal and state deferred tax assets as the realization of the full amount of these deferred tax assets is uncertain, including net operating loss carryforwards and tax credits related primarily to research and development. The valuation allowance is driven by our historical overall loss position, and we will not be able to utilize any of these favorable tax attributes until we are consistently in a taxable income position. When we begin to consistently operate in a taxable income position, we may release portions of the valuation allowance to recognize and use those tax attributes. Until then, we expect to maintain this full valuation allowance until it becomes more likely than not that the deferred tax assets will be realized.

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Revenue	$200,300	$196,846
Cost of revenue (1)(2)	70,857	76,282
Gross profit	129,443	120,564
Operating expenses (1)(2)
Sales and marketing	82,500	87,301
Research and development	24,958	31,223
General and administrative	25,008	24,769
Restructuring charges	1,469	—
Total operating expenses	133,935	143,293
Loss from operations	(4,492)	(22,729)
Other income, net
Interest income	3,575	5,728
Interest expense	(15)	(3)
Other income (expense), net	98	(308)
Total other income, net	3,658	5,417
Net loss before taxes	(834)	(17,312)
Income tax provision	(937)	(1,027)
Net loss	$(1,771)	$(18,339)
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,572	$1,657
Sales and marketing	5,407	7,341
Research and development	4,708	6,675
General and administrative	6,280	7,032
Total stock-based compensation expense	$17,967	$22,705
(2)    Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$—	$725
Sales and marketing	230	230
Total amortization of intangible assets	$230	$955
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	35	39
Gross profit	65	61
Operating expenses
Sales and marketing	41	44
Research and development	12	16
General and administrative	13	13
Restructuring charges	1	—
Total operating expenses	67	73
Loss from operations	(2)	(12)
Other income, net
Interest income	2	3
Interest expense	—	—
Other income (expense), net	—	—
Total other income, net	2	3
Net loss before taxes	—	(9)
Income tax provision	(1)	—
Net loss	(1)%	(9)%
Comparison of the three months ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%

Revenue	(in thousands, except percentages)
Enterprise	$127,748	$117,640	$10,108	9%
Consumer	72,552	79,206	(6,654)	(8)%
Total revenue	$200,300	$196,846	$3,454	2%
Revenue for the three months ended March 31, 2025, was $200.3 million, compared to $196.8 million for the same period in the prior year, which represents an increase of $3.5 million, or 2%. The increase in revenue for the three months ended March 31, 2025 was primarily driven by an increase in revenue from our Enterprise segment while being partially offset by a decrease in revenue from our Consumer segment.
For the three months ended March 31, 2025, Enterprise revenue was $127.7 million, or 64% of total revenue, compared to $117.6 million, or 60% of total revenue, for the same period in the prior year. The $10.1 million, or 9%, increase in Enterprise revenue was primarily driven by an increase in the number of UB customers, and was partially offset by lower net retention rates. Although churn marginally outpaced expansion across all existing customers, as reflected by our UB NDRR of 96% as of March 31, 2025, net retention among our UB Large Customers was higher, as reflected by our UB Large Customer NDRR of 100% as of March 31, 2025.
For the three months ended March 31, 2025, Consumer revenue was $72.6 million, or 36% of total revenue, compared to $79.2 million, or 40% of total revenue, for the same period in the prior year. The $6.7 million, or 8%, decrease in Consumer revenue was primarily due to a decrease in revenue recognized from single course purchases. Monthly average buyers purchasing single courses, as well as the amount of revenue recognized in the current period that was deferred from course purchases in the prior period, each decreased across the comparative periods. Foreign currency exchange rates also contributed to the decrease. These factors were partially offset by an increase in revenue recognized from consumer subscriptions as we continued to expand the offering into new markets.

Cost of revenue, gross profit and gross margin

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	70,857	76,282	$(5,425)	(7)%
Gross profit	129,443	120,564	$8,879	7%
Gross margin	65%	61%
Cost of revenue for the three months ended March 31, 2025, was $70.9 million, compared to $76.3 million for the same period in the prior year. The decrease of $5.4 million, or 7%, across the comparative periods was driven by a $4.0 million decrease in content costs and a $0.7 million decrease in amortization of intangible assets.
Content costs for the Enterprise and Consumer segments were $20.4 million and $24.8 million for the three months ended March 31, 2025, respectively, compared to $21.2 million and $28.0 million for the same period in the prior year, respectively. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 16% and 34% for the three months ended March 31, 2025, respectively, compared to 18% and 35% for the same period in the prior year, respectively. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which became effective on January 1, 2025.
In our Enterprise segment, customer support costs decreased by $0.6 million, as compared to the same period in the prior year. In our Consumer segment, customer support costs and other segment items were all consistent with those costs incurred the same period in the prior year.
Gross margin was 65% for the three months ended March 31, 2025, compared to 61% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment and subscription offerings, and the decrease in customer support costs as a percentage of revenue.
Operating expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$82,500	$87,301	$(4,801)	(5)%
Research and development	24,958	31,223	(6,265)	(20)%
General and administrative	25,008	24,769	239	1%
Restructuring charges	1,469	—	1,469	n/m
Total operating expenses	$133,935	$143,293	$(9,358)	(7)%
n/m - not meaningful
Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2025 were $82.5 million, compared to $87.3 million for the same period in the prior year. The $4.8 million decrease in sales and marketing expense was primarily due to a $3.6 million decrease in direct marketing costs, a $2.0 million decrease in personnel-related expenses, and a $1.9 million decrease in stock-based compensation expense. These decreases were partially offset by a $1.6 million increase in amortization of deferred contract costs.
Research and development. Research and development expenses for the three months ended March 31, 2025 were $25.0 million, compared to $31.2 million for the same period in the prior year. The $6.3 million decrease was primarily due to a $3.9 million decrease in personnel-related expenses and a $2.0 million decrease in stock-based compensation expense.

General and administrative. General and administrative expenses for the three months ended March 31, 2025 were $25.0 million, compared to $24.8 million for the same period in the prior year. The $0.2 million increase was primarily due to a $1.4 million increase in current period charges to the credit losses reserve. This was partially offset by a $0.8 million decrease in stock-based compensation expense and a $0.3 million decrease in personnel-related expenses.
Restructuring charges. As a result of the strategic restructuring activities announced in September 2024, we recognized $1.5 million of restructuring charges during the three months ended March 31, 2025. The majority of the charges recognized were made up of personnel-related costs, consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits. There were no restructuring charges recorded during the three months ended March 31, 2024.

Total other income, net

	Three Months Ended March 31,		Change
	2025	2024	$	%

Other income, net	(in thousands, except percentages)
Interest income	$3,575	$5,728	$(2,153)	(38)%
Interest expense	(15)	(3)	(12)	400%
Other income (expense), net	98	(308)	406	(132)%
Total other income, net	$3,658	$5,417	$(1,759)	(32)%
We recorded total other income, net of $3.7 million for the three months ended March 31, 2025, compared to $5.4 million for the same period in the prior year. The $1.8 million decrease in total other income, net was primarily driven by a $2.2 million decrease in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio.
Income tax provision

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Income tax provision	$(937)	$(1,027)	$90	(9)%
For the three months ended March 31, 2025, we recognized income tax expense of $0.9 million, compared to $1.0 million for the same period in the prior year. Income tax expense for the three months ended March 31, 2025 and 2024, was primarily comprised of foreign and state taxes.
Certain key business metrics and non-GAAP financial metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the key business metrics and non-GAAP financial metrics identified below to help us assess the health of our community, evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

Udemy Business customers
We count the total number of UB customers at the end of each period. To do so, we generally count unique customers using the concept of a domestic ultimate parent, defined as the highest business in the family tree that is in the same country as the contracted entity. In some cases, we deviate from this methodology, defining the contracted entity as a unique customer despite the existence of a domestic ultimate parent. This often occurs where the domestic ultimate parent is a financial owner, government entity, conglomerate, or acquisition target where we have contracted directly with the subsidiary. We define a UB customer as a customer who purchases Udemy via our direct sales force, reseller partnerships or through our self-service platform. We believe that the number of UB customers and our ability to increase this number is an important indicator of the growth of our UB and future revenue trends. The increase in UB customers is primarily attributable to the continued pursuit of our global expansion strategy.

	March 31,
	2025	2024	%
Udemy Business customers	17,216	16,070	7%
Udemy Business Annual Recurring Revenue
We disclose our UB Annual Recurring Revenue (“ARR”) as a measure of our Enterprise revenue growth. ARR represents the annualized value of our UB customer contracts on the last day of a given period. Only revenue from closed UB contracts with active seats as of the last day of the period are included. The increase in UB ARR was primarily driven by an increase in the number of UB customers, and was partially offset by churn marginally outpacing expansion across all existing customers, although net retention among our UB Large Customers was higher.

	March 31,
	2025	2024	%

	(in thousands)
Udemy Business annual recurring revenue	$518,965	$479,401	8%

Udemy Business Net Dollar Retention Rate and Udemy Business Large Customer Net Dollar Retention Rate
We disclose UB Net Dollar Retention Rate, or UB NDRR, as a measure of revenue growth for all UB customers within our Enterprise segment, including UB Large Customers, which we define as companies with at least 1,000 employees. We believe UB NDRR is an important metric that provides insight into the long-term value of our UB subscription agreements and our ability to retain and grow revenue from our UB customers. We believe UB Large Customer NDRR reflects our ability to retain and expand our footprint with larger organizations, who present greater opportunities for us to retain and grow revenue given the wider range of potential use cases and expansion opportunities.
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
Our UB NDRR and UB Large Customer NDRR are expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our learner base, expansion of products and features, and our ability to retain our UB customers. The decreases in our NDRR metrics were driven by lower rates of upsells and expansions and marginally lower net retention rates across all existing customers, although net retention among our UB Large Customers was higher.

	March 31,
	2025	2024
Udemy Business net dollar retention rate	96%	104%
Udemy Business Large Customer net dollar retention rate	100%	111%
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

	Three Months Ended March 31,
	2025	2024	%

	(in thousands)
Monthly average buyers	1,412	1,442	(2)%
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

	Three Months Ended March 31,
	2025	2024

	(in thousands, except percentages)
Enterprise segment revenue	$127,748	$117,640
Enterprise segment adjusted gross profit	$95,984	$84,642
Enterprise segment adjusted gross margin	75%	72%
Consumer segment revenue	$72,552	$79,206
Consumer segment adjusted gross profit	$40,401	$43,208
Consumer segment adjusted gross margin	56%	55%
For the three months ended March 31, 2025, the improvement in Enterprise segment adjusted gross margin was primarily due to the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which was effective on January 1, 2025. In addition, customer support costs allocable to the Enterprise segment as a percentage of Enterprise revenue also decreased when compared to the same period in the prior year. The mix of other segment items allocable to the Enterprise segment as a percentage of Enterprise revenue were generally consistent when compared to the same period in the prior year.
For the three months ended March 31, 2025, Consumer segment adjusted gross margin slightly increased in comparison to the same period in the prior year, due to the relative increase in consumer subscriptions as a percentage of total Consumer revenue and the reduction in instructor revenue share from 20% to 17.5% for consumer subscriptions.

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

We define adjusted EBITDA as net loss, adjusted to exclude:
•interest income;
•interest expense;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•other expense, net; and
•restructuring charges.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,771)	$(18,339)
Adjusted to exclude the following:
Interest income	(3,575)	(5,728)
Interest expense	15	3
Income tax provision	937	1,027
Depreciation and amortization	6,205	6,483
Stock-based compensation expense	17,967	22,705
Other income (expense), net	(98)	308
Restructuring charges	1,469	—
Adjusted EBITDA	$21,149	$6,459
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Revenue	$200,300	$196,846
Net loss	$(1,771)	$(18,339)
Net loss margin	(1)%	(9)%
Revenue	$200,300	$196,846
Adjusted EBITDA	$21,149	$6,459
Adjusted EBITDA margin	11%	3%
Net loss decreased by $16.6 million in the three months ended March 31, 2025, compared to the same period in the prior year. The improvement in net loss was driven by the reduction in the instructor revenue share from 20% to 17.5% for all subscription offerings (which was effective on January 1, 2025), decreases in direct marketing and stock-based compensation costs, and lower personnel costs as a result of our operational efficiency initiatives. Adjusted EBITDA improved by $14.7 million in the three months ended March 31, 2025, compared to the same period in the prior year. The improvement in adjusted EBITDA was largely driven by the reduction in the instructor revenue share for all subscription offerings, as well as a decrease in direct marketing costs, and a decrease in personnel costs, following our operational efficiency initiatives.

Liquidity and capital resources
As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents and restricted cash of $190.7 million and marketable securities of $167.4 million. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $1.1 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.
As of March 31, 2025, there have been no material changes to our commitments and contractual obligations, in comparison to those set forth in our Annual Report, that occurred outside the ordinary course of business. Refer to Note 6 – Leases and Note 7 – Commitments and contingencies in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, for our outstanding commitments and contractual obligations as of March 31, 2025.
As discussed above, we committed to a restructuring plan in September 2024. As a result, we have incurred cash-based restructuring charges, primarily consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits. The restructuring plan has been substantially completed as of March 31, 2025, though we expect to incur immaterial restructuring charges and make cash payments related to the plan through the third quarter of 2025. These charges may impact our operating cash flows until then. We plan to pay these amounts using our existing cash and cash equivalents.
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

Use of funds
Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $806.8 million as of March 31, 2025. We have historically incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$12,210	$20,969
Investing activities	(7,414)	(3,770)
Financing activities	(5,907)	(66,465)
Effect of foreign exchange rates on cash flows	36	(50)
Net decrease in cash, cash equivalents and restricted cash	$(1,075)	$(49,316)
Operating activities
Cash provided by operating activities mainly consists of our net loss, adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, amortization of deferred sales commissions, as well as the effect of changes in operating assets and liabilities during each period.
Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities are for personnel-related expenses, instructor payments, advertising and marketing expenses, indirect taxes, and third-party cloud infrastructure expenses.
For the three months ended March 31, 2025, cash provided by operating activities was $12.2 million, primarily consisting of our net loss of $1.8 million, adjusted for non-cash charges of $41.9 million and net cash outflows of $27.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $25.1 million increase in accounts receivable, a $19.5 million increase in deferred contract costs, a $10.0 million decrease in accounts payable, accrued expenses and other liabilities, and a $4.1 million increase in prepaid and other assets. These changes were offset by a $34.8 million increase in deferred revenue.
For the three months ended March 31, 2024, cash provided by operating activities was $21.0 million, primarily consisting of our net loss of $18.3 million, adjusted for non-cash charges of $43.4 million and net cash outflows of $4.1 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were an $18.1 million increase in deferred contract costs, an $8.0 million increase in accounts receivable, a $5.0 million increase in prepaid expenses and other current assets, and a $4.9 million decrease in content costs payable. These changes were offset by a $35.5 million increase in deferred revenue.
Net cash provided by operating activities decreased by $8.8 million for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to the timing of billings and collections on accounts receivable, and the timing of certain accounts payable, accrued expenses and other liabilities activities, including restructuring costs accrued for in prior periods.

Investing activities
For the three months ended March 31, 2025, net cash used in investing activities was $7.4 million, primarily as a result of $78.6 million in purchases of marketable securities, $2.4 in purchases of property and equipment, and $2.7 million related to capitalized software costs. These changes were partially offset by $76.4 million of proceeds received from the maturity of marketable securities.
For the three months ended March 31, 2024, net cash used in investing activities was $3.8 million, primarily as a result of $89.5 million in purchases of marketable securities and $3.3 million related to capitalized internal-use software costs, which were partially offset by $89.2 million of proceeds received from the maturity of marketable securities.
Financing activities
For the three months ended March 31, 2025, net cash used in financing activities was $5.9 million, primarily driven by taxes paid related to net share settlement of employee equity awards.
For the three months ended March 31, 2024, net cash used in financing activities was $66.5 million, driven by repurchases of common stock of $55.1 million and $11.6 million in taxes paid related to net share settlement of employee equity awards.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of March 31, 2025 we had $189.6 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $167.4 million of marketable securities, consisting of investments in various U.S. government securities. In addition, we had $1.1 million of restricted cash, primarily consisting of cash deposited with financial institutions held as collateral for our obligations under various facility leases. We did not hold any long-term debt during the three months ended March 31, 2025 or 2024.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of March 31, 2025, or interest income earned from our portfolio during the three months ended March 31, 2025.
Foreign currency risk
The Company’s reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the three months ended March 31, 2025 or 2024.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, several law firms have threatened to file individual arbitration demands against us on behalf of approximately 20,000 purported Udemy learners. The firms threaten claims similar to those in the class action complaint described above arising under the VPPA and/or California state privacy laws. Udemy has resolved substantially all of the claims of these purported learners for an immaterial amount. We intend to vigorously defend ourselves in these matters.
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
We reported net losses of $1.8 million and $18.3 million during the three months ended March 31, 2025 and 2024, respectively, and, as of March 31, 2025, we had an accumulated deficit of $806.8 million. Our losses may continue in the near-term as we continue to make targeted investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures may make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business.
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
•actual or anticipated changes in international trade policies, including those resulting from tariffs, trade barriers and other trade regulations, as well as the actual or anticipated effect of such policies on us and our customers;
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of March 31, 2025, we had relationships with 85,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform—and consequently a significant portion of our revenue—is attributable to a limited number of our instructors. Instructors may unpublish content or choose to leave the Udemy platform altogether, subject to certain contractual limitations, for a variety of reasons. For example, in November 2023 we announced changes to our instructor revenue share model, the first and second rate adjustments of which which became effective at the beginning of 2024 and 2025, respectively; these changes, together with any future changes we may announce in the future, could result in instructor attrition. Although we do not believe the loss of any one instructor would materially impact our business, significant attrition by multiple instructors, as well as any failure to attract additional instructors or source replacement content as needed, could adversely affect our ability to provide high-quality, engaging, and relevant content for one or more subject matters, slow the pace at which we provide such content, and reduce the attractiveness of our platform to learners and customers, any of which could negatively impact our business, financial condition, and results of operations.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 64% and 60% of total revenue during the three months ended March 31, 2025 and 2024, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, customers’ spending levels, sufficient adoption of our platform by our customers’ constituents, and customers’ satisfaction with new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
We depend on the continued services and performance of our senior management team, key technical employees, and other key personnel. Although we have entered into employment agreements with senior management team members, each of them may terminate their employment with us at any time or not be able to perform the services we require in the future. We do not maintain “key person” insurance for any of our executives or other employees. Similarly, third parties may attempt to encourage our senior management team or other key employees to leave for other employment. The loss of one or more of the members of our senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale and significantly harm our business. Some members of our senior leadership team have been with our company for a short period of time. For example, in March 2025, Hugo Sarrazin joined our company as President and Chief Executive Officer.

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
We generated 61% of our total revenue outside of North America during both the three months ended March 31, 2025 and 2024. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
•risks associated with foreign tax regimes, trade tariffs, foreign investment restrictions or requirements, or similar issues, which could negatively impact international adoption of our offerings;
•potentially adverse tax consequences, including the complexities of foreign value added tax systems, digital services tax and restrictions on the repatriation of earnings;
•increased financial accounting, reporting, and other regulatory burdens and complexities, as well as difficulties in implementing and maintaining adequate internal controls over the same;
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

Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”) was created as a successor to the Privacy Shield. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the EU-U.S. DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”), is available for companies as a lawful transfer mechanism for personal data transfers to the U.S. from the EEA and UK. The Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”) also has been established to serve as a lawful transfer mechanism for personal data transfers to the U.S. from Switzerland. We have self-certified to the EU-U.S. DPF, the UK DPF Extension, and the Swiss-U.S. DPF. The EU-U.S. DPF has been the subject of legal challenge, however, and more generally, these frameworks may be subject to legal challenges from privacy advocacy groups or others. Additionally, the European Commission's adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.
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
The legal and regulatory frameworks governing artificial intelligence continue to evolve rapidly. For example, the E.U. Artificial Intelligence Act (the “E.U. AI Act”) entered into force on August 1, 2024 and will mostly take full effect by 2026. The E.U. AI Act establishes a risk-based framework for the regulation of AI systems, and will require operators of AI systems to comply with various risk management, data governance, technical documentation, oversight, transparency, and other obligations, depending on the risk classification of the AI systems being used by such operator. Actual or alleged failures to comply with the E.U. AI Act may result in penalties of up to 35 million euros or up to 7% of an operator’s total worldwide annual turnover, whichever is greater. Various U.S. states, including California and Colorado, have also recently adopted laws and regulations applicable to the development and use of AI systems and outputs, and U.S. federal legislation addressing AI has also been introduced. Such laws and regulations will have a material impact on the adoption and use of AI systems. Compliance with these laws and regulations may affect our ability to deploy AI systems in our business or integrate AI features into our platform, require changes to our operations and processes, result in heightened compliance burdens and costs, or expose us to additional legal liabilities, any of which could negatively impact our business, financial condition, or operating results.

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
As a public company, we are subject to additional reporting and other obligations, such as the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, and the applicable listing standards of Nasdaq. Compliance with these rules and regulations results in legal and financial compliance costs and places demands on our systems. Our loss of “emerging growth company” status has required additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. As a public company, we may also be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. Our business and financial condition will become more visible as a result of our reporting obligations as a public company, which may result in threatened or actual litigation, including by competitors.
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
In addition, we are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. We believe that we operate in compliance with applicable transfer pricing laws, but our transfer pricing procedures are not binding on applicable tax authorities. If such tax authorities were to successfully challenge our transfer pricing procedures, they could require us to adjust our transfer prices, which could result in a higher overall tax liability to us and possibly interest and penalties.
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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and federal tax credit carryforwards to offset its post-change taxable income, or reduce its federal income tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Certain of our gross U.S. federal NOLs are subject to this limitation as a result of these ownership changes, and if it is determined that we have experienced additional ownership changes, our ability to use our NOLs and federal tax credit carryforwards to reduce future taxable income and tax liabilities may be further limited. Similar limitations may apply under state tax laws. In addition, in June 2024, California enacted a temporary suspension on the use of state NOLs in the taxable years 2024, 2025 and 2026, which would adversely affect us if we earn taxable income in the impacted taxable years. Other state tax limitations may also apply.
Our results of operations, which we report in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the three months ended March 31, 2025, 27% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Similarly, we incur expenses in multiple currencies. As a result, fluctuations in the value of the U.S. dollar against these foreign currencies may result in negative impacts to our revenue, costs and profit margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
•actual or anticipated changes in international trade policies, including those resulting from tariffs, trade barriers and other trade regulations, as well as the actual or anticipated effect of such policies on us and our customers;
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
As of March 31, 2025, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 51% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Sarah Blanchard	Rule 10b5-1 Trading Arrangement	March 14, 2025	—	March 31, 2026	Up to	100,000
Chief Financial Officer
Greg Brown	Rule 10b5-1 Trading Arrangement	March 13, 2025	—	June 23, 2026	Up to	140,500
Director & Former Chief Executive Officer
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40956	3.2	February 27, 2023

10.1	Employment Letter, dated March 11, 2025, by and between the Registrant and Hugo Sarrazin	8-K	001-40956	10.1	March 12, 2025

10.2	Change in Control and Severance Agreement, dated March 11, 2025, by and between Udemy, Inc. and Hugo Sarrazin	8-K	001-40956	10.2	March 12, 2025

10.3	Transition Agreement, dated March 11, 2025, by and between the Registrant and Greg Brown	8-K	001-40956	10.3	March 12, 2025

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

Udemy, Inc.

Date: April 30, 2025	By:	/s/ Hugo Sarrazin
Hugo Sarrazin
President and Chief Executive Officer

Date: April 30, 2025	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer