Form 10-Q
period 2025-06-30
Udemy, Inc.
filed 2025-07-31
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 23, 2025, 150,343,676 shares of the registrant’s common stock were outstanding.

Summary of risk factors
Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition, or prospects:
•We have a history of losses, and we may not be able to generate sufficient revenue to increase or sustain profitability in the future.
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
•     Our revolving credit facility contains customary affirmative and negative covenants, including financial covenants, that may limit our operating flexibility.
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
•our expectations regarding our financial and operating performance, including our expectations regarding our revenue, costs, monthly average buyers, number of Udemy Business (“UB”) customers, UB Annual Recurring Revenue, UB Net Dollar Retention Rate, UB Large Customer Net Dollar Retention Rate, segment revenue, segment adjusted gross profit, adjusted EBITDA, adjusted EBITDA margin, and free cash flow;
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
•the sufficiency of our cash, cash equivalents, and investments, together with the availability under our revolving credit facility, to meet our liquidity needs;
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

PART I.
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$230,258	$190,592
Restricted cash, current	203	100
Marketable securities	161,718	163,844
Accounts receivable, net	84,441	88,216
Prepaid expenses and other current assets	22,919	22,735
Deferred contract costs, current	47,957	40,841
Total current assets	547,496	506,328
Property and equipment, net	7,186	4,534
Capitalized software, net	29,490	31,548
Operating lease right-of-use assets	9,104	10,950
Restricted cash, non-current	912	1,115
Deferred contract costs, non-current	28,476	32,212
Intangible assets, net	3,281	2,428
Goodwill	12,646	12,646
Other assets	5,365	3,867
Total assets	$643,956	$605,628
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,408	$6,311
Accrued expenses and other current liabilities	27,585	31,156
Content costs payable	33,167	37,607
Accrued compensation and benefits	20,356	28,793
Operating lease liabilities, current	2,933	2,502
Deferred revenue, current	311,223	291,106
Total current liabilities	402,672	397,475
Operating lease liabilities, non-current	6,286	8,315
Deferred revenue, non-current	1,635	2,438
Other liabilities, non-current	5	6
Total liabilities	410,598	408,234
Note 8 – Commitments and contingencies
Stockholders' equity:
Common stock, $0.00001 par value - 950,000,000 shares authorized; 149,917,996 and 147,484,280 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively.	1	1
Additional paid-in capital	1,033,803	1,002,390
Accumulated other comprehensive income (loss)	46	(11)
Accumulated deficit	(800,492)	(804,986)
Total stockholders’ equity	233,358	197,394
Total liabilities and stockholders' equity	$643,956	$605,628
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$199,879	$194,360	$400,179	$391,206
Cost of revenue	67,830	73,244	138,687	149,526
Gross profit	132,049	121,116	261,492	241,680
Operating expenses
Sales and marketing	79,820	86,990	162,320	174,291
Research and development	26,361	32,408	51,319	63,631
General and administrative	21,831	27,264	46,839	52,033
Restructuring charges	109	—	1,578	—
Total operating expenses	128,121	146,662	262,056	289,955
Income (loss) from operations	3,928	(25,546)	(564)	(48,275)
Other income (expense), net
Interest income	3,663	5,195	7,238	10,923
Interest expense	(120)	(77)	(135)	(80)
Other income (expense), net	(73)	(10,584)	25	(10,892)
Total other income (expense), net	3,470	(5,466)	7,128	(49)
Net income (loss) before taxes	7,398	(31,012)	6,564	(48,324)
Income tax provision	1,133	802	2,070	1,829
Net income (loss)	$6,265	$(31,814)	$4,494	$(50,153)

Net income (loss) per share
Basic	$0.04	$(0.21)	$0.03	$(0.32)
Diluted	$0.04	$(0.21)	$0.03	$(0.32)
Weighted-average shares used in computing net income (loss) per share
Basic	149,246,828	152,987,927	148,649,838	154,779,176
Diluted	150,492,003	152,987,927	150,716,185	154,779,176
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$6,265	$(31,814)	$4,494	$(50,153)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	98	20	121	(32)
Change in unrealized gain (loss) on marketable securities, net of tax	(37)	10	(64)	(92)
Total other comprehensive income (loss)	61	30	57	(124)
Comprehensive income (loss)	$6,326	$(31,784)	$4,551	$(50,277)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance— March 31, 2025	148,485,106	$1	$1,016,130	$(15)	$(806,757)	$209,359
Stock-based compensation	—	—	19,065	—	—	19,065
Exercise of stock options	32,392	—	8	—	—	8
Vesting of restricted stock units	1,575,307	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	430,926	—	2,560	—	—	2,560
Shares withheld related to net share settlement of equity awards	(605,735)	—	(3,960)	—	—	(3,960)
Other comprehensive income	—	—	—	61	—	61
Net income	—	—	—	—	6,265	6,265
Balance—June 30, 2025	149,917,996	$1	$1,033,803	$46	$(800,492)	$233,358

Balance—March 31, 2024	153,591,721	$2	$1,034,603	$(74)	$(738,037)	$296,494
Stock-based compensation	—	—	26,567	—	—	26,567
Exercise of stock options	1,365,726	—	125	—	—	125
Vesting of restricted stock units	1,633,696	—	113	—	—	113
Issuance of common stock under employee stock purchase plan	554,039	—	4,533	—	—	4,533
Shares withheld related to net share settlement of equity awards	(1,672,652)	—	(8,193)	—	—	(8,193)
Repurchases of common stock	(3,790,193)	—	(35,601)	—	—	(35,601)
Other comprehensive loss	—	—	—	30	—	30
Net loss	—	—	—	—	(31,814)	(31,814)
Balance—June 30, 2024	151,682,337	$2	$1,022,147	$(44)	$(769,851)	$252,254

Balance—December 31, 2024	147,484,280	$1	$1,002,390	$(11)	$(804,986)	$197,394
Stock-based compensation	—	—	38,726	—	—	38,726
Exercise of stock options	180,949	—	44	—	—	44
Vesting of restricted stock units	3,129,636	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	430,926	—	2,560	—	—	2,560
Shares withheld related to net share settlement of equity awards	(1,307,795)	—	(9,917)	—	—	(9,917)
Other comprehensive income	—	—	—	57	—	57
Net income	—	—	—	—	4,494	4,494
Balance—June 30, 2025	149,917,996	$1	$1,033,803	$46	$(800,492)	$233,358

Balance—December 31, 2023	157,166,360	$2	$1,076,508	$80	$(719,698)	$356,892
Stock-based compensation	—	—	51,633	—	—	51,633
Exercise of stock options	2,146,724	—	377	—	—	377
Vesting of restricted stock units	3,382,285	—	113	—	—	113
Issuance of common stock under employee stock purchase plan	554,039	—	4,533	—	—	4,533
Shares withheld related to net share settlement of equity awards	(2,814,733)	—	(19,905)	—	—	(19,905)
Repurchases of common stock	(8,752,338)	—	(91,112)	—	—	(91,112)
Other comprehensive loss	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(50,153)	(50,153)
Balance—June 30, 2024	151,682,337	$2	$1,022,147	$(44)	$(769,851)	$252,254
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,494	$(50,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,146	13,175
Amortization of deferred contract costs	31,612	28,642
Stock-based compensation	35,387	47,022
Allowance for credit losses	2,391	743
Net (accretion) amortization of marketable securities	(2,134)	(4,450)
Non-cash operating lease expense	1,846	2,732
Unrealized loss on strategic investments	—	10,311
Other	623	502
Changes in operating assets and liabilities:
Accounts receivable	1,384	9,732
Prepaid expenses and other assets	(413)	(545)
Deferred contract costs	(34,992)	(32,734)
Accounts payable, accrued expenses and other liabilities	(10,196)	2,937
Content costs payable	(4,439)	(4,627)
Operating lease liabilities	(1,611)	(3,539)
Deferred revenue	19,315	29,813
Net cash provided by operating activities	56,413	49,561
Cash flows from investing activities:
Purchases of marketable securities	(112,505)	(146,378)
Proceeds from maturities of marketable securities	116,700	173,550
Purchases of property and equipment	(4,661)	(554)
Capitalized software costs	(5,651)	(6,711)
Payments related to asset acquisitions	(1,500)	—
Net cash provided by (used in) investing activities	(7,617)	19,907
Cash flows from financing activities:
Net proceeds from exercise of stock options	49	439
Proceeds from share purchases under employee stock purchase plan	2,560	4,533
Taxes paid related to net share settlement of equity awards	(9,917)	(19,815)
Repurchases of common stock and excise taxes paid	(875)	(90,577)
Payments of debt issuance costs	(1,219)	—
Net cash used in financing activities	(9,402)	(105,420)

Effect of foreign exchange rates on cash flows	172	(21)

Net increase (decrease) in cash, cash equivalents and restricted cash	39,566	(35,973)
Cash, cash equivalents and restricted cash—Beginning of period	191,807	309,552
Cash, cash equivalents and restricted cash—End of period	$231,373	$273,579

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$230,258	$272,364
Restricted cash, current	203	100
Restricted cash, non-current	912	1,115
Total cash, cash equivalents and restricted cash	$231,373	$273,579

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$1,112	$602

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$3,304	$4,627
Net change in unrealized gain (loss) on marketable securities	$(64)	$(92)
Increase (decrease) in purchases of property and equipment included in liabilities	$(354)	$347
Unpaid debt issuance costs	$220	$—
Operating lease right-of-use assets exchanged for operating lease liabilities	$—	$9,779
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and description of business
Description of business
Udemy, Inc. (“Udemy” or the “Company”) was incorporated in January 2010 under the laws of the state of Delaware. The Company is headquartered in San Francisco, California.
Udemy is a global technology company enabling organizations and individuals to develop in-demand skills and capabilities needed to thrive in a rapidly evolving world of work. The Company’s AI-powered platform offers consumers the option to purchase either subscription-based plans or a non-exclusive lifetime license to a single course on the Udemy marketplace. The Company also curates its highest-quality content for its enterprise platform, Udemy Business (“UB”), which enables companies around the world to offer on-demand learning across their organizations through various modalities.
Leadership Transition
Effective March 12, 2025, the Company’s Board of Directors appointed Hugo Sarrazin to succeed Greg Brown as the Company’s President and Chief Executive Officer. As of the same date, the Board appointed Mr. Sarrazin to serve as a Class III director, with a term expiring at the Company’s 2027 annual meeting of stockholders. Pursuant to the terms of his offer letter, the Board granted Mr. Sarrazin a new hire equity award consisting of 1,062,055 restricted stock units (“RSUs”). One third of the RSUs vest after one year, and the remaining two thirds will vest equally over the following 8 quarters, subject to continual service.
Effective March 12, 2025, Mr. Brown ceased to be the Company’s President and Chief Executive Officer, although he remained a full-time, non-executive employee during a transition period which ended on June 30, 2025. Thereafter, Mr. Brown will serve as a consultant, pursuant to a post-employment consulting agreement, from July 1, 2025 through December 31, 2025, unless the agreement is terminated earlier in accordance with its terms. Mr. Brown’s existing equity incentive awards will continue to vest during the term of the consulting period, and he will continue to be deemed a service provider for purposes of the Company’s equity incentive plans. The Company determined that there was a substantive reduction in the scope of services to be provided by Mr. Brown subsequent to March 12, 2025. As a result, the Company recognized $0.9 million in severance and personnel costs and $1.2 million in stock-based compensation within general and administrative expenses in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2025, that would have otherwise been recognized from April 2025 to December 2025.

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
Segment information— On March 12, 2025, Hugo Sarrazin became the Company’s new Chief Executive Officer and chief operating decision maker (“CODM”). The Company defines its segments as those operations the CODM regularly reviews to allocate resources and assess performance. For the three months ended June 30, 2025 and 2024, the Company had two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 13 – Segment and geographic information.
Use of estimates— The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the results of operations during the reporting periods.

Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, allowance for credit losses, capitalization of internally developed software and content assets and their associated useful lives, stock-based compensation, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated service period for consumer single course purchases, recognition pattern of breakage revenue on Udemy credits, the period of benefit for deferred commissions, the fair value and associated useful lives of acquired intangible assets and goodwill, the valuation of marketable securities and privately-held strategic investments, including impairments, and the carrying value of our operating lease right-of-use (“ROU”) assets. Management periodically evaluates such estimates and assumptions for continued reasonableness.
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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had one customer, Benesse Corporation (“Benesse”), a reseller partner for the Enterprise segment, who accounted for more than 10% of accounts receivable as of June 30, 2025. The Company had no customers who accounted for more than 10% of total accounts receivable as of December 31, 2024. No customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2025 or 2024.

Summary of significant accounting policies— There have been no significant changes to the policies as disclosed in Note 2 – Summary of significant accounting policies of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 19, 2025 (the “Annual Report”), other than those discussed below.
Revenue recognition— In certain circumstances, consumer customers who purchase a single course may request a refund in the form of Udemy credits instead of a cash refund. Customers with Udemy credit balances may apply these credits toward future purchases.
During the second quarter of 2025, as a result of a change in the entity structure servicing the Udemy credits program, the Company determined it was entitled to recognize breakage for unredeemed Udemy credits. The breakage rate for Udemy credits is calculated based on historical redemption patterns specific to the Company. Breakage revenue is recognized using the proportionate method.
Due to the above, the Company recognized $2.6 million of breakage revenue for Udemy credits during the three and six months ended June 30, 2025, compared to zero during the three and six months ended June 30, 2024. Of the $2.6 million in breakage revenue recognized during the second quarter of 2025, $2.5 million related to previously satisfied performance obligations.
Net income (loss) per share— Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share, because potentially dilutive common shares are anti-dilutive.
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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Six Months Ended June 30, 2025	$1,096	$2,391	$(981)	$2,506
Six Months Ended June 30, 2024	$1,270	$743	$(1,081)	$932
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
Acquisitions— The Company assesses whether an acquisition is a business combination or an asset acquisition. If substantially all of the gross assets acquired are concentrated in a single asset or group of similar assets, then the acquisition is accounted for as an asset acquisition, where the purchase consideration is allocated on a relative fair value basis to the assets acquired. Goodwill is not recorded in an asset acquisition. If the gross assets are not concentrated in a single asset or group of similar assets, then the Company determines if the set of assets acquired represents a business. A business is an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return. Depending on the nature of the acquisition, judgment may be required to determine if the set of assets acquired is a business combination or not.
Debt— Amounts drawn under revolving lines of credit are classified as current or noncurrent liabilities based on several factors, including but not limited to stated maturity dates and whether the Company has the ability and intent to repay the debt within one year from the reporting date. Direct and incremental costs incurred to obtain lines of credit are capitalized as noncurrent other assets on our balance sheets and amortized ratably over the term of the arrangement into interest expense in the Company’s condensed consolidated statement of operations.

Recently Adopted Accounting Pronouncements Adopted in 2025
There are no recently issued accounting pronouncements that were adopted by the Company during the three and six months ended June 30, 2025.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will become effective for the Company’s fiscal year ended December 31, 2025, with early adoption permitted. The Company is currently assessing the potential impact of the new standard on the Company’s condensed consolidated financial statements and expects the adoption to result in disclosure changes only.
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
3. Revenue recognition

Deferred revenue—Revenue recognized for the three months ended June 30, 2025, from amounts included in deferred revenue as of March 31, 2025 was $158.4 million. Revenue recognized for the three months ended June 30, 2024, from amounts included in deferred revenue as of March 31, 2024 was $152.6 million.
Revenue recognized for the six months ended June 30, 2025, from amounts included in deferred revenue as of December 31, 2024 was $225.7 million. Revenue recognized for the six months ended June 30, 2024, from amounts included in deferred revenue as of December 31, 2023 was $213.6 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	June 30,	December 31,	December 31,
	2025	2024	2023
Deferred revenue:
Enterprise	$260,605	$233,466	$220,127
Consumer	52,253	60,078	62,287
Total deferred revenue	$312,858	$293,544	$282,414

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to deferred revenue as well as unbilled revenue from multi-year Enterprise subscription contracts with future installment billings, as well as unearned revenue from Consumer single course purchases and subscriptions at the end of any given period. As of June 30, 2025, the aggregate transaction price for remaining performance obligations was $553.2 million, of which 74% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Six Months Ended June 30, 2025	$73,053	$34,992	$(31,612)	$76,433
Six Months Ended June 30, 2024	$74,374	$32,734	$(28,642)	$78,466

4. Investments and fair value measurements

The following tables present the Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

As of June 30, 2025	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$172,448	$—	$—
Time deposits	5,597	—	—
Marketable securities:
U.S. government securities	—	161,718	—
Total assets	$178,045	$161,718	$—

As of December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$136,771	$—	$—
Time deposits	9,809	—	—
U.S. government securities	—	1,686	—
Marketable securities:
U.S. government securities	—	163,844	—
Total assets	$146,580	$165,530	$—
1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, in addition to $52.2 million and $42.3 million of cash as of June 30, 2025 and December 31, 2024, respectively.

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
A summary of the changes in the fair value of Level 3 financial instruments, of which impairment of strategic investments is recognized in the consolidated statements of operations, is as follows (in thousands):

Balance— March 31, 2024	$10,311
Unrealized loss on strategic investments	(10,311)
Balance— June 30, 2024	$—

Balance— December 31, 2023	$10,311
Unrealized loss on strategic investments	(10,311)
Balance— June 30, 2024	$—

There were no material changes in the fair value of Level 3 financial instruments during the three and six months ended June 30, 2025.

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
The cost basis of the Company’s strategic investments is $15.0 million. The Company previously recorded impairment charges of $10.3 million during the second quarter of 2024, $1.8 million during the second quarter of 2023 and $2.9 million during the third quarter of 2022. There have been no observable price changes in orderly transactions for identical or similar investments of the same issuer during the periods presented. As such, the Company’s carrying amount of its strategic investment was zero as of June 30, 2025 and December 31, 2024.
5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of June 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$52,213	$—	$—	$52,213
Money market funds	172,448	—	—	172,448
Time deposits	5,597	—	—	5,597
Total cash and cash equivalents	230,258	—	—	230,258
Marketable securities:
U.S. government securities	161,685	48	(15)	161,718
Total cash, cash equivalents, and marketable securities	$391,943	$48	$(15)	$391,976

As of December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$42,326	$—	$—	$42,326
Money market funds	136,771	—	—	136,771
Time deposits	9,809	—	—	9,809
U.S. government securities	1,686	—	—	1,686
Total cash and cash equivalents	190,592	—	—	190,592
Marketable securities:
U.S. government securities	163,747	97	—	163,844
Total cash, cash equivalents, and marketable securities	$354,339	$97	$—	$354,436

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	June 30, 2025		December 31, 2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses(1)
Marketable securities:
U.S. government securities	$74,508	$(15)	$4,898	$—
Total securities in an unrealized loss position	$74,508	$(15)	$4,898	$—
(1) Gross unrealized losses as of December 31, 2024 were less than one thousand dollars and rounded to zero.

Realized gains and losses reclassified from accumulated other comprehensive loss to other income (expense), net were zero for the three and six months ended June 30, 2025 and 2024.

No securities had been in a continuous unrealized loss position for twelve months or longer as of June 30, 2025 or December 31, 2024. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of June 30, 2025 and December 31, 2024, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of June 30, 2025, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Leasehold improvements	$22,622	$19,064
Computers and equipment	9,112	8,317
Furniture and fixtures	5,813	4,737
Purchased software	383	383
Construction in progress	78	1,757
Total property and equipment	38,008	34,258
Less accumulated depreciation and amortization	(30,822)	(29,724)
Property and equipment, net	$7,186	$4,534
Depreciation expense was $0.9 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Internal use software	$113,713	$105,162
Content assets	253	—
Total capitalized software	113,966	105,162
Less accumulated amortization	(84,476)	(73,614)
Capitalized software, net	$29,490	$31,548
Amortization expense of capitalized software was $5.6 million and $5.0 million for the three months ended June 30, 2025 and 2024, respectively, and $10.9 million and $9.8 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

2025	$9,255
2026	13,161
2027	6,262
2028	812
Total expected amortization	$29,490

Intangible assets, net and goodwill— On April 8, 2025, the Company entered into a $1.5 million asset purchase agreement with a private entity. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, and the assembled workforce represented substantially all of the fair value of the acquired assets.

As of June 30, 2025, intangible assets, net were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(3,531)	$1,969
Assembled workforce	2 years	1,500	(188)	1,312
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$16,600	$(13,319)	$3,281

As of December 31, 2024, intangible assets, net were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(3,072)	$2,428
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$15,100	$(12,672)	$2,428

Amortization expense of intangible assets was $0.4 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively.

The expected future amortization expense for intangible assets as of June 30, 2025 was as follows (in thousands):

2025	$833
2026	1,667
2027	781
Total expected amortization	$3,281

Goodwill in the amount of $12.6 million was established as part of the CorpU acquisition on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of June 30, 2025.
The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were identified during the six month periods ended June 30, 2025 and 2024.

Accrued expenses and other current liabilities— Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued expenses	$15,311	$14,518
Indirect tax reserves	3,085	2,225
Indirect tax payables	6,759	8,952
Other current liabilities	2,430	5,461
Accrued expenses and other current liabilities	$27,585	$31,156

6. Debt
In May 2025, the Company, as borrower, entered into a Credit Agreement with Citibank, as administrative agent, collateral agent and a lender, and certain other financial institutions, as lenders (the facility established thereby, the “Revolving Credit Facility”). The Revolving Credit Facility, which matures in May 2030, provides the Company with revolving commitments in an aggregate principal amount of $200.0 million, with a $10.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline borrowings. The Company, subject to the satisfaction of certain conditions, including obtaining commitments from new or existing lenders, may increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to the greater of $100.0 million or 100% of trailing twelve months adjusted EBITDA (calculated in accordance with the terms of the Revolving Credit Facility). The obligations of the Company under the Revolving Credit Facility are secured on a first priority basis by a lien on substantially all of the assets of the Company.
Borrowings under the Revolving Credit Facility bear interest through maturity and, at the Company’s election, at a variable rate based upon either (i) an adjusted term SOFR rate (based on one-, three- or six-month interest periods), plus an applicable margin (“SOFR Borrowings”) or (ii) an alternative base rate, plus an applicable margin (“ABR Borrowings”). The applicable margin for SOFR Borrowings is between 2.0% and 2.5%, and the applicable margin for ABR Borrowings is between 1.0% to 1.5%, in each case depending on the Company’s consolidated net leverage ratio calculated in accordance with the terms of the Revolving Credit Facility. The Revolving Credit Facility bears a commitment fee on the daily undrawn amount of revolving commitments ranging from 0.25% to 0.35% per annum payable quarterly in arrears, depending on the Company’s consolidated total net leverage ratio.
The Revolving Credit Facility contains customary affirmative and negative covenants, including negative covenants imposing limitations on, among others, incurring additional indebtedness, granting liens, making certain restricted payments (including stock repurchases or the payment of cash dividends), making investments and entering into certain transactions with affiliates. The Company is also subject to financial covenants to maintain a minimum consolidated interest coverage ratio of 3.0 to 1.0 and a maximum consolidated net leverage ratio of 3.5 to 1.0, in each case calculated in accordance with the terms of the Revolving Credit Facility. Noncompliance with these covenants, or the occurrence of certain other events specified in the Revolving Credit Facility, could result in an event of default under the Revolving Credit Facility. Upon the occurrence and during the continuance of an event of default, any outstanding principal, interest, and fees could become immediately due and payable. As of June 30, 2025, the Company was in compliance with all covenants under the Revolving Credit Facility.
As of June 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
The Company incurred $1.4 million worth of debt issuance costs and recorded an immaterial amount of interest expense in connection with the Revolving Credit Facility for the three and six months ended June 30, 2025.

7. Leases
The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2029.
As a result of new leasing activity during fiscal year 2024, the Company is entitled to receive $2.1 million in tenant incentives for leasehold improvements constructed by the Company. The total amount of tenant incentives was still outstanding as of June 30, 2025, and is expected to be received in 2025.
The Company recognized the following amounts related to its operating leases in its condensed consolidated statements of operations and cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$1,101	$1,255	$2,199	$2,805
Variable lease costs	$193	$308	$492	$553
Short-term lease costs	$153	$138	$408	$234
Cash paid for amounts included in the measurement of operating lease liabilities			$2,250	$3,673
Future minimum lease payments (net of expected tenant incentives) under noncancellable operating leases with initial lease terms in excess of one year as of June 30, 2025, were as follows (in thousands):

2025	$534
2026	4,134
2027	2,231
2028	2,298
2029	1,166
Gross lease payments	10,363
Less imputed interest	(1,144)
Present value of operating lease liabilities	$9,219

8. Commitments and contingencies
Noncancellable purchase commitments— The Company has noncancellable contractual commitments with its cloud infrastructure provider, paid advertising and sponsorship vendors, and software subscriptions to support operations in the ordinary course of business. As of June 30, 2025, the Company had $25.3 million of future minimum payments under noncancellable purchase commitments with remaining terms in excess of one year, which are expected to be paid through 2027.
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

Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accrued expenses and other current liabilities caption of the accompanying condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024.

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
The Company had an effective tax rate of 15.31% and (2.59)% for the three months ended June 30, 2025 and 2024, respectively, and 31.54% and (3.78)% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the quarter differed from the federal statutory rate of 21% primarily due to the impact of a valuation allowance on certain deferred tax assets and the mix of earnings among taxing jurisdictions.
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
In July 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). The OBBB Act, among other things, extends certain provisions of 2017 U.S. federal tax legislation relating to federal bonus depreciation and immediate expensing for domestic research and development expenditures. The Company is currently assessing the potential impact the OBBB Act will have on its condensed consolidated financial statements.
As of June 30, 2025 and December 31, 2024, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
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
Certain members of the Company’s Board of Directors also serve as executive officers for customers of the Company’s Enterprise subscription offering.
The following tables summarize the Company’s related party transactions (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized from services provided to customers
Naspers and affiliates	$0.5	$0.4	$0.9	$0.8
Insight and affiliates	0.1	0.2	0.2	0.4
Companies affiliated with Board members	immaterial	0.1	immaterial	0.2

Expense recognized from services provided by vendors
Insight and affiliates	0.3	0.2	0.5	0.4

	June 30,	December 31,
	2025	2024
Amounts in accounts receivable
Naspers and affiliates	$0.1	$—
Insight and affiliates	—	0.1
Companies affiliated with Board members	—	0.1

Amounts in accounts payable and accrued expenses and other current liabilities
Insight and affiliates	immaterial	—

11. Stockholders' equity
Preferred stock— Under its amended and restated certificate of incorporation, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, as designated from time to time by the board of directors. As of June 30, 2025 and December 31, 2024, there were zero shares of preferred stock issued and outstanding.

Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	June 30,	December 31,
	2025	2024
2010 Equity Incentive Plan:
Stock options outstanding	1,136,508	1,401,086
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	17,762,840	15,809,202
Shares available for future issuance under:
2021 Equity Incentive Plan	14,193,028	10,514,374
2021 Employee Stock Purchase Plan	4,033,734	2,986,132
Total shares of common stock reserved	37,126,110	30,710,794
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
During the first quarter of 2025, the Company granted 372,044 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One third of the eligible PSUs vest upon certification of the corporate performance metrics by the Board of Directors’ compensation committee in the first quarter of 2026, and the remaining two thirds will vest equally over the following 8 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of June 30, 2025, the Company estimated a payout rate of 40% of target based on forecasted achievement.
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
A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding (1)	Weighted Average Grant Date Fair Value
Balance - December 31, 2024	14,892,768	$10.74	673,578	$10.40
Granted	7,025,101	7.09	372,044	8.23
Released	(3,021,086)	12.27	(108,550)	10.18
Canceled	(1,948,598)	10.90	(308,426)	10.89
Balance - June 30, 2025	16,948,185	$8.93	628,646	$8.91
Unvested - June 30, 2025	16,877,851	$8.93	628,646	$8.91
Awards vested, not yet released - June 30, 2025	70,334	$8.18	—	$—
(1) Canceled PSU shares consist of awards forfeited as well as the difference in the number of shares granted at target and the shares certified by the Board based on actual achievement.
As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $132.9 million, which will be recognized over a weighted average period of 2.5 years.
As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested PSUs was $1.5 million, which will be recognized over a weighted average period of 1.4 years.
Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.

The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2024	1,351,086	$5.28	4.05	$4,666
Granted	—	—
Exercised	(180,949)	4.01
Canceled	(83,629)	6.67
Balance - June 30, 2025	1,086,508	$5.38	3.73	$2,561
Vested & expected to vest as of June 30, 2025	1,086,508	$5.38	3.73	$2,561
Exercisable as of June 30, 2025	1,086,201	$5.38	3.73	$2,561
As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options was immaterial.
Performance-based stock options— Other than those described below, there have been no other changes to the Company’s performance-based stock options compared to those described in Note 11— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.
As of June 30, 2025, there were 50,000 performance-based stock options outstanding, of which 44,791 were exercisable. As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested performance-based stock options was immaterial.
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
During the six months ended June 30, 2025, 430,926 shares of common stock were issued under the ESPP.
On May 20, 2025, the Company’s ESPP purchase price was reset for the November 2024 offering period. Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering period terminates immediately following the purchase of ESPP shares on the purchase date. Participants in the terminated offering period are then automatically enrolled in the new offering period. The ESPP reset resulted in incremental compensation cost of $1.7 million for the reset participants. This amount, along with the unrecognized expense remaining from the original grant date fair value, will be recognized on a straight-line basis over the new offering period ending in May 2027.
The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of employee stock purchase rights granted under the new ESPP offering period:

	Three and Six Months Ended
	June 30, 2025	June 30, 2024
Risk-free interest rate	4.1%	5.1%
Expected volatility	57.9%	51.9%
Expected life (in years)	1.3	1.3
Expected dividend yield	—	—

As of June 30, 2025, total unrecognized compensation cost for the ESPP was $5.2 million, which will be recognized over a weighted average period of 1.9 years.

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,782	$1,813	$3,354	$3,470
Sales and marketing	5,608	7,664	11,015	15,005
Research and development	4,920	7,329	9,628	14,004
General and administrative	5,110	7,511	11,390	14,543
Total stock-based compensation expense	$17,420	$24,317	$35,387	$47,022

The Company capitalized $1.6 million and $2.2 million of stock-based compensation expense as capitalized software during the three months ended June 30, 2025 and 2024, respectively, and $3.2 million and $4.5 million during the six months ended June 30, 2025 and 2024, respectively.

12. Net income (loss) per share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$6,265	$(31,814)	$4,494	$(50,153)
Denominator:
Weighted-average shares used in computing net income (loss) per share
Basic	149,246,828	152,987,927	148,649,838	154,779,176
Dilutive effect of awards issued under equity incentive plans	1,245,175	—	2,066,347	—
Diluted	150,492,003	152,987,927	150,716,185	154,779,176
Net income (loss) per share:
Basic	$0.04	$(0.21)	$0.03	$(0.32)
Diluted	$0.04	$(0.21)	$0.03	$(0.32)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs, PSUs, and restricted stock	12,171,047	18,187,009	10,435,350	18,187,009
Stock options	150,380	2,417,020	170,641	2,417,020
Contingently issuable shares under ESPP	108,298	150,511	108,298	150,511
Total potentially dilutive securities	12,429,725	20,754,540	10,714,289	20,754,540

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

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended June 30, 2025
	Enterprise	Consumer	Total
Revenue	$129,297	$70,582	$199,879
Content costs	(20,483)	(21,127)	(41,610)
Customer support	(9,754)	(1,923)	(11,677)
Other segment items (1)	(1,532)	(5,480)	(7,012)
Segment adjusted gross profit	$97,528	$42,052	$139,580

	Three Months Ended June 30, 2024
	Enterprise	Consumer	Total
Revenue	$120,556	$73,804	$194,360
Content costs	(22,086)	(24,704)	(46,790)
Customer support	(9,841)	(1,811)	(11,652)
Other segment items (1)	(1,389)	(5,784)	(7,173)
Segment adjusted gross profit	$87,240	$41,505	$128,745

	Six Months Ended June 30, 2025
	Enterprise	Consumer	Total
Revenue	$257,045	$143,134	$400,179
Content costs	(40,854)	(45,933)	(86,787)
Customer support	(19,639)	(3,599)	(23,238)
Other segment items (1)	(3,040)	(11,149)	(14,189)
Segment adjusted gross profit	$193,512	$82,453	$275,965

	Six Months Ended June 30, 2024
	Enterprise	Consumer	Total
Revenue	$238,196	$153,010	$391,206
Content costs	(43,240)	(52,749)	(95,989)
Customer support	(20,325)	(3,642)	(23,967)
Other segment items (1)	(2,749)	(11,906)	(14,655)
Segment adjusted gross profit	$171,882	$84,713	$256,595
(1) Other segment items for each segment across all periods presented consisted of payment and mobile processing fees and costs associated with hosting digital content.
The following table provides a reconciliation from segment adjusted gross profit to net income (loss) before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment adjusted gross profit	$139,580	$128,745	$275,965	$256,595
Other costs of revenue (1)	(7,531)	(7,629)	(14,473)	(14,915)
Sales and marketing	(79,820)	(86,990)	(162,320)	(174,291)
Research and development	(26,361)	(32,408)	(51,319)	(63,631)
General and administrative	(21,831)	(27,264)	(46,839)	(52,033)
Restructuring charges	(109)	—	(1,578)	—
Total other income (expense), net	3,470	(5,466)	7,128	(49)
Net income (loss) before taxes	$7,398	$(31,012)	$6,564	$(48,324)
(1) Consists of amortization of capitalized software, depreciation, stock-based compensation, and amortization of intangible assets that are included in cost of revenue but excluded from segment adjusted gross profit.

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$79,146	$77,271	$157,624	$154,492
Europe, Middle East, Africa	58,798	58,912	119,059	120,269
Asia Pacific	48,084	44,334	95,978	89,212
Latin America	13,851	13,843	27,518	27,233
Total revenue	$199,879	$194,360	$400,179	$391,206

The following table presents the percentage of revenue recognized in countries that individually accounted for at least 10% of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	36%	36%	36%	36%
Japan	12%	11%	12%	11%
Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	June 30,	December 31,
	2025	2024
United States	$10,758	$9,166
Rest of world	5,534	6,320
Total long-lived assets	$16,292	$15,486

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
As a result, the Company recognized total restructuring charges of $18.3 million. Of this total, $0.1 million and $1.6 million were recognized into expense during the three and six months ended June 30, 2025, respectively. The majority of the charges recognized were personnel-related costs, consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits.
For impacted employees with no future substantive service requirement, restructuring costs were recognized in-full as of the communication date. For employees rendering services through a retention period, one-time severance costs settled at the end of the retention period were recognized as restructuring costs on a straight-line basis from the communication date to the end of the required retention period. Other direct and incremental costs were recognized as incurred.

Restructuring charges are presented as separate operating expenses within the Company’s condensed consolidated statements of operations. The following tables summarize activities related to the restructuring liabilities recorded in accrued compensation and benefits in the accompanying condensed consolidated balance sheets (in thousands):

Beginning balance — March 31, 2025	$2,708
Restructuring charges	109
Settlements	(2,659)
Ending balance — June 30, 2025	$158

Beginning balance — December 31, 2024	$6,489
Restructuring charges	1,578
Settlements	(7,909)
Ending balance — June 30, 2025	$158

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
We believe traditional skills development and validation methods are fast becoming outdated. Technological advancements, such as generative artificial intelligence (“AI”), have significantly altered the types of skills required of workers across nearly every industry and role, and lifelong training and continuous skills acquisition are becoming the norm. Udemy’s AI-powered skills acceleration platform empowers organizations and individuals with effective skill acquisition and development through various modalities, connecting learners around the world with relevant and up-to-date content created by experts and practitioners.
Udemy’s consumer marketplace has attracted nearly 81 million learners in over 180 countries who are looking to develop the skills they need to attain in-demand jobs and advance their career. Our expansive ecosystem comprises more than 85,000 instructors who have developed and published over 250,000 courses across 75 languages, spanning critical skill domains including technology, business, leadership, and personal development. Based on ratings and reviews from enrolled learners on our marketplace, we curate our highest-quality content for Udemy’s enterprise SaaS platform, Udemy Business (UB), which enables companies around the world to offer effective on-demand skills development solutions for employees, immersive laboratory-style learning for technology teams, and cohort-based learning focused on leadership development.
Our dual-revenue model offers consumers flexible purchasing options: either subscription-based plans providing unlimited access to a curated selection of premium content for monthly or annual periods, or perpetual single-course purchases granting lifetime access to specific content. These offerings allow us to capitalize on both recurring revenue opportunities and individual transaction value, while simultaneously addressing varying consumer preferences for skill development across global markets and enhancing our ability to monetize effectively.
Advancements in AI are fundamentally transforming our learning platform capabilities beyond traditional linear video instruction, enabling Udemy to deliver more personalized, efficient, and measurable skill development experiences. Our AI investments power sophisticated skills assessment technology that evaluates a learner's existing competencies and automatically generates customized learning paths tailored to individual development needs. This has expanded our product offering to include high-engagement modalities, such as interactive simulations, AI-powered role-play exercises, microlearning content, and continuous knowledge reinforcement tools that verify skill mastery and retention. These capabilities represent substantial differentiation in the learning marketplace, can accelerate time-to-proficiency for learners, and help strengthen our value proposition for both enterprise customers and individual learners.
Recent Developments
In May 2025, we entered into a Credit Agreement with Citibank and certain other financial institutions. The revolving credit facility established by this agreement provides us with revolving commitments in an aggregate principal amount of $200.0 million, all of which were undrawn as of June 30, 2025. The revolving credit facility matures in May 2030.
Key factors impacting our performance
We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

Ability to attract and engage new learners and Udemy Business customers
To grow our business, we must attract new learners and UB customers efficiently and increase engagement on our platform over time. We acquire a substantial portion of our learners via organic channels and also use paid marketing to further enhance the growth of our learner base. Our organic channels include those outside of our paid marketing efforts, such as a Udemy brand name internet search. Once we bring new learners and UB customers onto our platform, we work to create a best-in-class experience to encourage engagement to deliver measurable career and business outcomes.
Ability to retain and expand our existing learner and customer relationships
Our business and results of operations will depend on our ability to drive greater retention and expansion within our existing customer base and expand adoption of our subscription offerings within our existing learner base.
Our efforts to grow our UB offering are focused primarily on corporate and government customers. Historically, we have expanded from individual department to multi-department to enterprise-wide sales as our value is proven. Building upon this success, we believe a significant opportunity exists for us to acquire new UB customers and expand our existing UB customers’ license count by identifying new use cases and increasing the size of existing deployments. In particular, we believe that our UB Large Customers, which we define as companies with at least 1,000 employees, present the most significant opportunities for us to retain and grow revenue over time, given the wider range of potential use cases and expansion opportunities.
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
Our efforts to grow our existing relationships with our consumer learners are focused on increasing their engagement and converting free learners first into purchasers of individual courses, and then into monthly or annual subscribers. New learners to our platform may first engage with our free courses, which serve as a funnel to grow our total learner base and drive purchases of our paid offerings, including UB referrals and consumer subscription offerings.
As of June 30, 2025, subscription offerings across both our Consumer and Enterprise segments accounted for approximately 70% of our consolidated revenue. We expect growth in our subscription offerings to improve the predictability of our revenue period-to-period; however, the impact of new or renewed subscriptions, or a decline in subscriptions, during any one period may not be fully or immediately reflected in our revenue for that period.
Ability to source in-demand content from our instructors
We believe that learners and UB customers are attracted to Udemy largely because of the high quality and wide selection of content our instructors offer. Continuing to source in-demand content across various modalities from our instructors will be an important factor in attracting learners and UB customers and growing our revenue over time. When we offer content as part of the UB and consumer subscription offerings, our instructors agree to distribute such content exclusively through our platform, which we believe demonstrates our ability to increase the value of our platform through unique content.
We view the breadth and diverse expertise of our instructors as one of our competitive advantages. Our ability to create attractive content creation incentive opportunities while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three and six months ended June 30, 2025.

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
Our investment in growth
We are actively investing in our business as we believe that we are only just beginning to penetrate our market opportunity. We are prioritizing resources for high-growth opportunities through expanding and deepening our opportunities with larger enterprise customers, further penetrating our existing customer base, and pursuing strategic partnerships and acquisitions. As we continue to build our sales and marketing efforts, expand our content catalog, develop our immersive learning capabilities, execute on our operational efficiency initiatives, and invest in our technology development, including investments in generative AI, we anticipate our operating expenses will generally decrease as a percentage of revenue over time. Any investments we make to facilitate our future growth, whether organically or through acquisitions or strategic partnerships, will occur in advance of the benefits from such investments.
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
We recognize revenue from contracts with UB customers and paid consumer learners by delivering access to our skill development platform.
Enterprise revenue primarily relates to enterprise license subscription contracts with annual or multi-year subscription terms. Enterprise license subscriptions include Team Plan, Enterprise Plan, Udemy Business Pro, and Leadership Academy. Enterprise subscriptions are typically billed in advance on a quarterly or annual basis. Subscription revenue excludes any taxes to be remitted to governmental authorities. Access to the Udemy platform represents a series of distinct services as we continually provide access to skill development content and fulfill our obligation to the UB customer over the subscription term. Because the series of distinct services represents a single performance obligation that is satisfied over time, we recognize revenue ratably over the contractual subscription term. Enterprise revenue recognized from professional services, in which Udemy provides customers with effective support and strategic guidance to enable learners and align with business goals, was immaterial for the periods presented.

Consumer revenue consists of individual content purchases made by individual learners, as well as our consumer subscription offerings. Consumer revenue includes the gross transaction value paid by the learner at checkout, net of (a) actual and estimated refunds and (b) passthrough taxes collected from learners and remitted to governmental authorities. After a successful checkout, consumer learners receive a non-exclusive license to the digital course content in addition to stand-ready access to the Udemy platform hosting services needed to access the content. Access to the online content on the Udemy platform represents a series of distinct services as we continually provide access to and fulfill our hosting obligation to the learner. This series of distinct services represents a single performance obligation that is satisfied over time. Revenue from single course purchases is recognized ratably over the estimated service period, which is four months from the date of enrollment, while revenue from consumer subscriptions is recognized ratably over the contractual subscription term.
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
Content costs are recorded as cost of revenue in the period earned by our instructors. Content costs as a percentage of revenue for our UB and consumer subscription offerings are lower relative to individual course content purchases in our consumer offering. As a result, shifts in the mix between offerings and changes to the revenue share structure for UB and consumer subscriptions are expected to be a significant driver of future changes in gross margin. We are reducing the instructor revenue share for our subscription offerings, which are derived as a percentage of total UB and consumer subscription revenue, to 15% by 2026. The first rate adjustment to 20% was effective on January 1, 2024, and the second rate adjustment to 17.5% was effective on January 1, 2025.
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
Research and development
Our research and development expenses consist primarily of personnel-related costs, including stock-based compensation, costs related to the ongoing management, maintenance, and expansion of features and services offered on our platform, and amortization of assembled workforce intangible assets acquired through asset acquisitions. Research and development costs also include contracted services, supplies, and other miscellaneous expenses. We believe that continued investment in our platform is important to our future growth and to maintain and attract learners and UB customers to our platform. While research and development expenses as a percentage of revenue may vary from period to period, in part due to the timing of investments in our platform, we generally expect this percentage to decrease over the long term given our focus on operational efficiency and high-growth opportunities.
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
Interest expense
Interest expense consists primarily of interest expense related to our revolving credit facility and certain indirect tax reserves.
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$199,879	$194,360	$400,179	$391,206
Cost of revenue (1)(2)	67,830	73,244	138,687	149,526
Gross profit	132,049	121,116	261,492	241,680
Operating expenses (1)(2)
Sales and marketing	79,820	86,990	162,320	174,291
Research and development	26,361	32,408	51,319	63,631
General and administrative	21,831	27,264	46,839	52,033
Restructuring charges	109	—	1,578	—
Total operating expenses	128,121	146,662	262,056	289,955
Income (loss) from operations	3,928	(25,546)	(564)	(48,275)
Other income (expense), net
Interest income	3,663	5,195	7,238	10,923
Interest expense	(120)	(77)	(135)	(80)
Other income (expense), net	(73)	(10,584)	25	(10,892)
Total other income (expense), net	3,470	(5,466)	7,128	(49)
Net income (loss) before taxes	7,398	(31,012)	6,564	(48,324)
Income tax provision	1,133	802	2,070	1,829
Net income (loss)	$6,265	$(31,814)	$4,494	$(50,153)
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,782	$1,813	$3,354	$3,470
Sales and marketing	5,608	7,664	11,015	15,005
Research and development	4,920	7,329	9,628	14,004
General and administrative	5,110	7,511	11,390	14,543
Total stock-based compensation expense	$17,420	$24,317	$35,387	$47,022
(2)    Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$—	$725	$—	$1,450
Sales and marketing	229	229	459	458
Research and development	188	—	188	—
Total amortization of intangible assets	$417	$954	$647	$1,908

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	34	38	35	38
Gross profit	66	62	65	62
Operating expenses		—
Sales and marketing	40	45	41	45
Research and development	13	17	13	16
General and administrative	11	14	11	14
Restructuring charges	—	—	—	—
Total operating expenses	64	76	65	75
Income (loss) from operations	2	(14)	—	(13)
Other income (expense), net
Interest income	2	3	2	3
Interest expense	—	—	—	—
Other income (expense), net	—	(5)	—	(3)
Total other income (expense), net	2	(2)	2	—
Net income (loss) before taxes	4	(16)	2	(13)
Income tax provision	1	—	1	—
Net income (loss)	3%	(16)%	1%	(13)%
Comparison of the three and six months ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Revenue	(in thousands, except percentages)
Enterprise	$129,297	$120,556	$8,741	7%	$257,045	$238,196	$18,849	8%
Consumer	70,582	73,804	(3,222)	(4)%	143,134	153,010	(9,876)	(6)%
Total revenue	$199,879	$194,360	$5,519	3%	$400,179	$391,206	$8,973	2%
Revenue for the three months ended June 30, 2025, was $199.9 million, compared to $194.4 million for the same period in the prior year, which represents an increase of $5.5 million, or 3%. The increase in revenue for the three months ended June 30, 2025 was primarily driven by an increase in revenue from our Enterprise segment while being partially offset by a decrease in revenue from our Consumer segment.
For the three months ended June 30, 2025, Enterprise revenue was $129.3 million, or 65% of total revenue, compared to $120.6 million, or 62% of total revenue, for the same period in the prior year. The $8.7 million, or 7%, increase in Enterprise revenue was driven by increases in both the number of UB customers and average deal sizes for new customers, and was partially offset by lower net retention rates. Although churn outpaced expansion across all existing UB customers, as reflected by our UB NDRR of 95% as of June 30, 2025, net retention among our UB Large Customers was higher, as reflected by our UB Large Customer NDRR of 99% as of June 30, 2025.

For the three months ended June 30, 2025, Consumer revenue was $70.6 million, or 35% of total revenue, compared to $73.8 million or 38% of total revenue, for the same period in the prior year. The $3.2 million, or 4%, decrease in Consumer revenue was primarily due to a decrease in revenue recognized from single course purchases. Monthly average buyers purchasing single courses, as well as the amount of revenue recognized in the current period that was deferred from course purchases in the prior period, each decreased across the comparative periods. Foreign currency exchange rates also contributed to the decrease. These factors were partially offset by an increase in revenue recognized from consumer subscriptions and a $2.6 million increase in breakage revenue related to Udemy credits, of which $2.5 million related to previously satisfied performance obligations, after the Company determined it was entitled to recognize breakage for unredeemed Udemy credits during the second quarter of 2025.
Revenue for the six months ended June 30, 2025, was $400.2 million, compared to $391.2 million for the same period in the prior year, which represents an increase of $9.0 million, or 2%. The increase in revenue for the six months ended June 30, 2025 was primarily driven by an increase in revenue from our Enterprise segment while being partially offset by a decrease in revenue from our Consumer segment.
For the six months ended June 30, 2025, Enterprise revenue was $257.0 million, or 64% of total revenue, compared to $238.2 million, or 61% of total revenue, for the same period in the prior year. The $18.8 million, or 8%, increase in Enterprise revenue was driven by increases in both the number of UB customers and average deal sizes for new customers, and was partially offset by lower net retention rates. Although churn outpaced expansion across all existing UB customers, as reflected by our UB NDRR of 95% as of June 30, 2025, net retention among our UB Large Customers was higher, as reflected by our UB Large Customer NDRR of 99% as of June 30, 2025.
For the six months ended June 30, 2025, Consumer revenue was $143.1 million, or 36% of total revenue, compared to $153.0 million, or 39% of total revenue, for the same period in the prior year. The $9.9 million, or 6%, decrease in Consumer revenue was primarily due to a decrease in revenue recognized from single course purchases. Monthly average buyers purchasing single courses, as well as the amount of revenue recognized in the current period that was deferred from course purchases in the prior period, each decreased across the comparative periods. Foreign currency exchange rates also contributed to the decrease. These factors were partially offset by an increase in revenue recognized from consumer subscriptions and a $2.6 million increase in breakage revenue related to Udemy credits, of which $2.5 million related to previously satisfied performance obligations, after the Company determined it was entitled to recognize breakage for unredeemed Udemy credits during the second quarter of 2025.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	67,830	73,244	$(5,414)	(7)%	138,687	149,526	$(10,839)	(7)%
Gross profit	132,049	121,116	$10,933	9%	261,492	241,680	$19,812	8%
Gross margin	66%	62%			65%	62%
Cost of revenue for the three months ended June 30, 2025, was $67.8 million, compared to $73.2 million for the same period in the prior year. The decrease of $5.4 million, or 7%, across the comparative periods was driven by a $5.2 million decrease in content costs and a $0.7 million decrease in amortization of intangible assets, which were partially offset by a $0.6 million increase in amortization of capitalized software.
Content costs for the Enterprise and Consumer segments were $20.5 million and $21.1 million for the three months ended June 30, 2025, respectively, compared to $22.1 million and $24.7 million for the same period in the prior year, respectively. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 16% and 30% for the three months ended June 30, 2025, respectively, compared to 18% and 33% for the same period in the prior year, respectively. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which became effective on January 1, 2025, as well as the continued mix shift from single course purchases to subscription purchases in our Consumer segment.

In our Enterprise segment, customer support costs and other segment items were generally consistent with those costs incurred the same period in the prior year. In our Consumer segment, customer support costs and other segment items were generally consistent with those costs incurred the same period in the prior year.
Gross margin was 66% for the three months ended June 30, 2025, compared to 62% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment and subscription offerings, and the impact of breakage revenue as discussed above.
Cost of revenue for the six months ended June 30, 2025, was $138.7 million, compared to $149.5 million for the same period in the prior year. The decrease of $10.8 million, or 7%, across the comparative periods was driven by a $9.2 million decrease in content costs and a $1.5 million decrease in amortization of intangible assets.
Content costs for the Enterprise and Consumer segments were $40.9 million and $45.9 million for the six months ended June 30, 2025, respectively, compared to $43.2 million and $52.7 million for the same period in the prior year, respectively. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 16% and 32% for the six months ended June 30, 2025, respectively, compared to 18% and 34% for the same period in the prior year, respectively. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which became effective on January 1, 2025, as well as the continued mix shift from single course purchases to subscription purchases in our Consumer segment.
In our Enterprise segment, customer support costs decreased by $0.7 million as compared to the same period in the prior year. In our Consumer segment, other segment items, comprised of payment processing fees and hosting costs, decreased by $0.8 million as compared to the same period in the prior year.
Gross margin was 65% for the six months ended June 30, 2025, compared to 62% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment and subscription offerings, and the impact of breakage revenue as discussed above.
Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$79,820	$86,990	$(7,170)	(8)%	$162,320	$174,291	$(11,971)	(7)%
Research and development	26,361	32,408	(6,047)	(19)%	51,319	63,631	(12,312)	(19)%
General and administrative	21,831	27,264	(5,433)	(20)%	46,839	52,033	(5,194)	(10)%
Restructuring charges	109	—	109	n/m	1,578	—	1,578	n/m
Total operating expenses	$128,121	$146,662	$(18,541)	(13)%	$262,056	$289,955	$(27,899)	(10)%
n/m - not meaningful
Sales and marketing. Sales and marketing expenses for the three months ended June 30, 2025 were $79.8 million, compared to $87.0 million for the same period in the prior year. The $7.2 million decrease in sales and marketing expense was primarily due to a $3.5 million decrease in personnel-related expenses, a $2.4 million decrease in direct marketing costs, and a $2.1 million decrease in stock-based compensation expense. These decreases were partially offset by a $1.4 million increase in amortization of deferred contract costs.
Sales and marketing expenses for the six months ended June 30, 2025 were $162.3 million, compared to $174.3 million for the same period in the prior year. The $12.0 million decrease in sales and marketing expense was primarily due to a $6.0 million decrease in direct marketing costs, a $5.5 million decrease in personnel-related expenses, and a $4.0 million decrease in stock-based compensation expense. These decreases were partially offset by a $3.0 million increase in amortization of deferred contract costs.
Research and development. Research and development expenses for the three months ended June 30, 2025 were $26.4 million, compared to $32.4 million for the same period in the prior year. The $6.0 million decrease was primarily due to a $3.6 million decrease in personnel-related expenses and a $2.4 million decrease in stock-based compensation expense.
Research and development expenses for the six months ended June 30, 2025 were $51.3 million, compared to $63.6 million for the same period in the prior year. The $12.3 million decrease was primarily due to a $7.5 million decrease in personnel-related expenses and a $4.4 million decrease in stock-based compensation expense.
General and administrative. General and administrative expenses for the three months ended June 30, 2025 were $21.8 million, compared to $27.3 million for the same period in the prior year. The $5.4 million decrease was primarily due to $4.5 million of professional services costs incurred in the comparative period that were not part of ongoing operations and a $2.4 million decrease in stock-based compensation expense. These costs were partially offset by a $1.2 million increase in professional services in support of ongoing operations.
General and administrative expenses for the six months ended June 30, 2025 were $46.8 million, compared to $52.0 million for the same period in the prior year. The $5.2 million decrease was primarily due to $4.5 million of professional services costs incurred in the comparative period that were not part of ongoing operations and a $3.2 million decrease in stock-based compensation expense. These costs were partially offset by a $1.6 million increase in current period charges to the credit losses reserve and a $1.1 million increase in professional services in support of ongoing operations.
Restructuring charges. As a result of the strategic restructuring activities announced in September 2024, we recognized $0.1 million and $1.6 million of restructuring charges during the three and six months ended June 30, 2025, respectively. The majority of the charges recognized were made up of personnel-related costs, consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits. There were no restructuring charges recorded during the three and six months ended June 30, 2024.

Total other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Other income (expense), net	(in thousands, except percentages)
Interest income	$3,663	$5,195	$(1,532)	(29)%	$7,238	$10,923	$(3,685)	(34)%
Interest expense	(120)	(77)	(43)	56%	(135)	(80)	(55)	69%
Other income (expense), net	(73)	(10,584)	10,511	(99)%	25	(10,892)	10,917	(100)%
Total other income (expense), net	$3,470	$(5,466)	$8,936	(163)%	$7,128	$(49)	$7,177	n/m
n/m - not meaningful
We recorded total other income, net of $3.5 million for the three months ended June 30, 2025, compared to total other expense, net of $5.5 million for the same period in the prior year. The $8.9 million increase in total other income (expense), net was primarily driven by an impairment charge of $10.3 million recognized on our strategic investments in the three months ended June 30, 2024, which was partially offset by a $1.5 million decrease in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio.
We recorded total other income, net of $7.1 million for the six months ended June 30, 2025, compared to an immaterial amount of total other expense, net for the same period in the prior year. The $7.2 million increase in total other income (expense), net was primarily driven by an impairment charge of $10.3 million recognized on our strategic investments in the six months ended June 30, 2024, which was partially offset by a $3.7 million decrease in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio.

Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Income tax provision	$1,133	$802	$331	41%	$2,070	$1,829	$241	13%
For the three months ended June 30, 2025, we recognized income tax expense of $1.1 million compared to $0.8 million for the same period in the prior year. Income tax expense for the three months ended June 30, 2025 and 2024, was primarily comprised of foreign and state taxes.
For the six months ended June 30, 2025, we recognized income tax expense of $2.1 million, compared to $1.8 million for the same period in the prior year. Income tax expense for the six months ended June 30, 2025 and 2024, was primarily comprised of foreign and state taxes.
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

	June 30,
	2025	2024	%
Udemy Business customers	17,107	16,595	3%
Udemy Business Annual Recurring Revenue
We disclose our UB Annual Recurring Revenue (“ARR”) as a measure of our Enterprise revenue growth. ARR represents the annualized value of our UB customer contracts on the last day of a given period. Only revenue from closed UB contracts with active seats as of the last day of the period are included. The increase in UB ARR was primarily driven by an increase in the number of UB customers, as well as increased average deal size in new customers, and was partially offset by churn outpacing expansion across all existing customers, although net retention among our UB Large Customers was higher.

	June 30,
	2025	2024	%

	(in thousands, except percentages)
Udemy Business annual recurring revenue	$520,010	$492,583	6%

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
Our UB NDRR and UB Large Customer NDRR are expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our learner base, expansion of products and features, and our ability to retain our UB customers. The decreases in our NDRR metrics were driven by lower rates of upsells and expansions and lower net retention rates across all existing customers, although net retention among our UB Large Customers was higher.

	June 30,
	2025	2024
Udemy Business net dollar retention rate	95%	101%
Udemy Business Large Customer net dollar retention rate	99%	108%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	%	2025	2024	%

	(in thousands, except percentages)
Monthly average buyers	1,241	1,286	(3)%	1,326	1,364	(3)%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Enterprise segment revenue	$129,297	$120,556	$257,045	$238,196
Enterprise segment adjusted gross profit	$97,528	$87,240	$193,512	$171,882
Enterprise segment adjusted gross margin	75%	72%	75%	72%
Consumer segment revenue	$70,582	$73,804	$143,134	$153,010
Consumer segment adjusted gross profit	$42,052	$41,505	$82,453	$84,713
Consumer segment adjusted gross margin	60%	56%	58%	55%
For the three months ended June 30, 2025, the increase in Enterprise segment adjusted gross margin was primarily due to the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which was effective on January 1, 2025. The mix of other segment items allocable to the Enterprise segment as a percentage of Enterprise revenue were generally consistent when compared to the same period in the prior year.
For the three months ended June 30, 2025, the increase in Consumer segment adjusted gross margin was primarily due to the relative increase in consumer subscriptions as a percentage of total Consumer revenue, the reduction in instructor revenue share from 20% to 17.5% for consumer subscriptions, and the impact of breakage revenue as discussed above.
For the six months ended June 30, 2025, the increase in Enterprise segment adjusted gross margin was primarily due to the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which was effective on January 1, 2025. In addition, customer support costs allocable to the Enterprise segment as a percentage of Enterprise revenue also decreased when compared to the same period in the prior year. The mix of other segment items allocable to the Enterprise segment as a percentage of Enterprise revenue were generally consistent when compared to the same period in the prior year.
For the six months ended June 30, 2025, the increase in Consumer segment adjusted gross margin was primarily due to the relative increase in consumer subscriptions as a percentage of total Consumer revenue, the reduction in instructor revenue share from 20% to 17.5% for consumer subscriptions, and the impact of breakage revenue as discussed above.
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

We define adjusted EBITDA as net income (loss), adjusted to exclude:
•interest income;
•interest expense;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•other expense, net; and
•restructuring charges.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.
The following table provides a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$6,265	$(31,814)	$4,494	$(50,153)
Adjusted to exclude the following:
Interest income	(3,663)	(5,195)	(7,238)	(10,923)
Interest expense	120	77	135	80
Income tax provision	1,133	802	2,070	1,829
Depreciation and amortization	6,941	6,692	13,146	13,175
Stock-based compensation expense	17,420	24,317	35,387	47,022
Other income (expense), net	73	10,584	(25)	10,892
Restructuring charges	109	—	1,578	—
Adjusted EBITDA	$28,398	$5,463	$49,547	$11,922
The following table provides a reconciliation of net income (loss) margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$199,879	$194,360	$400,179	$391,206
Net income (loss)	$6,265	$(31,814)	$4,494	$(50,153)
Net income (loss) margin	3%	(16)%	1%	(13)%
Revenue	$199,879	$194,360	$400,179	$391,206
Adjusted EBITDA	$28,398	$5,463	$49,547	$11,922
Adjusted EBITDA margin	14%	3%	12%	3%
Net income (loss) increased by $38.1 million and $54.6 million during three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase in net income (loss) was driven by the reduction in the instructor revenue share all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment and subscription offerings, decreases in direct marketing and stock-based compensation costs, and lower personnel costs as a result of our operational efficiency initiatives. Additionally, during the three and six months ended June 30, 2024, we recognized $10.3 million of impairment charges on our strategic investments and $4.5 million of professional services costs that were not part of ongoing operations, whereas there was no such activity during the three and six months ended June 30, 2025.
Adjusted EBITDA improved by $22.9 million and by $37.6 million during three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase in adjusted EBITDA was driven by the reduction in the instructor revenue share for all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment and subscription offerings, decreases in direct marketing costs, lower personnel costs as a result of our operational efficiency initiatives, and the professional services costs that were not part of ongoing operations as discussed above.
Free cash flow
We define free cash flow as net cash provided by operating activities, less purchases of property and equipment and capitalized software costs, as we consider these capital expenditures necessary to support our ongoing operations.
We consider free cash flow to be a liquidity measure that provides our management, board of directors, and investors with information about our ability to generate or use cash to enhance the strength of our balance sheet, further invest in our business, and pursue potential strategic initiatives.
We expect our free cash flow to generally increase in the near term due to our operational efficiency initiatives. We expect our purchases of property and equipment to vary based on the timing of leasing activities and renovations to our office real estate portfolio. We anticipate that our capitalized software costs will generally remain consistent in future periods as we continue to invest in our platform and new offerings. The timing of our operating expenses may cause free cash flow to vary from period to period as a percentage of revenue.
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$44,203	$28,592	$56,413	$49,561
Less: purchases of property and equipment	(2,280)	(357)	(4,661)	(554)
Less: capitalized software costs	(2,912)	(3,450)	(5,651)	(6,711)
Free cash flow	$39,011	$24,785	$46,101	$42,296
Our free cash flow increased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to increases in our cash provided by operating activities due to the increase in net income, the timing of billings and collections on accounts receivable, and the timing of certain accounts payable, accrued expenses and other liabilities activities, including restructuring costs accrued for in prior periods, offset by increased purchases of property and equipment related to renovation projects on our leased office space portfolio.

Liquidity and capital resources
As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents and restricted cash of $231.4 million, marketable securities of $161.7 million, and $200.0 million of available capacity under a revolving credit facility. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $1.1 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.
In May 2025, we entered into a credit agreement with Citibank and certain other financial institutions. The revolving credit facility established by this agreement provides us with revolving commitments in an aggregate principal amount of $200.0 million, all of which were undrawn as of June 30, 2025. The revolving credit facility matures in May 2030. Refer to Note 6 – Debt for additional details.
As of June 30, 2025, there have been no material changes to our commitments and contractual obligations, in comparison to those set forth in our Annual Report, that occurred outside the ordinary course of business. Refer to Note 7 – Leases and Note 8 – Commitments and contingencies in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, for our outstanding commitments and contractual obligations as of June 30, 2025.
As discussed above, we committed to a restructuring plan in September 2024. As a result, we have incurred cash-based restructuring charges, primarily consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits. The restructuring plan was substantially completed as of March 31, 2025, though we expect to incur immaterial restructuring charges and make cash payments related to the plan through the third quarter of 2025. These amounts may impact our operating cash flows until then. We plan to pay these amounts using our existing cash and cash equivalents.
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
Sources of funds
We have historically financed our operations primarily through revenue, as well as proceeds from issuances of our capital stock. As noted above, in May 2025, we entered into a revolving credit facility with Citibank and certain other financial institutions. From time to time, we may explore additional financing sources, which could include equity, equity-linked or debt financing. In addition, in connection with any future acquisitions or strategic investments, we may pursue additional funding, which could include debt, equity or equity-linked financings, or a combination of these methods. We can provide no assurance that any additional financing will be available to us on acceptable terms.

Use of funds
Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $800.5 million as of June 30, 2025. We have historically incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$56,413	$49,561
Investing activities	(7,617)	19,907
Financing activities	(9,402)	(105,420)
Effect of foreign exchange rates on cash flows	172	(21)
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,566	$(35,973)
Operating activities
Cash provided by operating activities mainly consists of our net income (loss), adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, amortization of deferred sales commissions, as well as the effect of changes in operating assets and liabilities during each period.
Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities are for personnel-related expenses, instructor payments, advertising and marketing expenses, indirect taxes, and third-party cloud infrastructure expenses.
For the six months ended June 30, 2025, cash provided by operating activities was $56.4 million, primarily consisting of our net income of $4.5 million, adjusted for non-cash charges of $82.9 million and net cash outflows of $31.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $35.0 million increase in deferred contract costs, a $10.2 million decrease in accounts payable, accrued expenses and other liabilities, and a $4.4 million decrease in content costs payable. These changes were offset by a $19.3 million increase in deferred revenue.
For the six months ended June 30, 2024, cash provided by operating activities was $49.6 million, primarily consisting of our net loss of $50.2 million, adjusted for non-cash charges of $98.7 million and net cash outflows of $1.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $29.8 million increase in deferred revenue and a $9.7 million decrease in accounts receivable, as cash collections from customers outpaced new billings. These changes were offset by a $32.7 million increase in deferred contract costs, due to continued expansion in our Enterprise business, a $4.6 million decrease in content costs payable, and a $3.5 million increase in lease liabilities.
Net cash provided by operating activities increased by $6.9 million for the six months ended June 30, 2025, compared to the same period in the prior year, primarily due to the increase in net income, the timing of billings and collections on accounts receivable, and the timing of certain accounts payable, accrued expenses and other liabilities activities, including restructuring costs accrued for in prior periods.

Investing activities
For the six months ended June 30, 2025, net cash used in investing activities was $7.6 million, primarily as a result of $112.5 million in purchases of marketable securities, $5.7 million related to capitalized software costs, $4.7 million in purchases of property and equipment, and $1.5 million for payments related to asset acquisitions. These changes were partially offset by $116.7 million of proceeds received from the maturity of marketable securities.
For the six months ended June 30, 2024, net cash provided by investing activities was $19.9 million, primarily as a result of $173.6 million of proceeds received from the maturity of marketable securities. These proceeds were partially offset by $146.4 million in purchases of marketable securities and $6.7 million related to capitalized software costs.
Financing activities
For the six months ended June 30, 2025, net cash used in financing activities was $9.4 million, primarily driven by taxes paid related to net share settlement of employee equity awards of $9.9 million and payments of debt issuance costs of $1.2 million. This was partially offset by $2.6 million of proceeds from issuances of common stock under our employee stock purchase plan.
For the six months ended June 30, 2024, net cash used in financing activities was $105.4 million, driven by $90.6 million in repurchases of common stock and $19.8 million in taxes paid related to net share settlement of employee equity awards. This was partially offset by $4.5 million of proceeds from issuances of common stock under our employee stock purchase plan.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of June 30, 2025 we had $230.3 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $161.7 million of marketable securities, consisting of investments in various U.S. government securities. We had $1.1 million of restricted cash, primarily consisting of cash deposited with financial institutions held as collateral for our obligations under various facility leases.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of June 30, 2025, or interest income earned from our portfolio during the three and six months ended June 30, 2025.
We are subject to market risk exposure related to changes in interest rates on borrowings under our revolving credit facility. Interest on borrowings under the revolving credit facility is based on Term SOFR or alternate base rate, in each case plus an applicable margin. At June 30, 2025, we had no borrowings outstanding under the revolving credit facility. We did not hold any debt during the three and six months ended June 30, 2025 or 2024.
Foreign currency risk
The Company’s reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the three and six months ended June 30, 2025 or 2024.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Video Privacy Protection Act class action complaint and threatened arbitration demands
On December 12, 2022, a putative class action complaint captioned Mohamed Saleh v. Udemy, Inc., was filed against us in the United States District Court for the District of New Jersey, alleging violations of the Video Privacy Protection Act (the “VPPA”) and claiming that Udemy violated the VPPA by knowingly sharing personally identifiable information about the viewing history of Udemy courses with an advertiser.
The complaint seeks declaratory relief, injunctive relief, statutory, liquidated, and punitive damages, as well as reasonable attorney fees and costs. On August 30, 2023, we filed a motion to compel arbitration and on March 21, 2024, the motion was granted and the matter stayed and administratively terminated pending individual arbitration.
In addition, several law firms have threatened to file individual arbitration demands against us on behalf of approximately 20,000 purported Udemy learners. The firms threaten claims similar to those in the class action complaint described above arising under the VPPA and/or California state privacy laws. Udemy has resolved substantially all of the claims of these purported learners for an immaterial amount. We intend to vigorously defend ourselves in the remaining matters.
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
Risks related to our business and operations
We have a history of losses, and we may not be able to generate sufficient revenue to increase or sustain profitability in the future.
We reported net income (loss) of $4.5 million and $(50.2) million during the three months ended June 30, 2025 and 2024, respectively, and, as of June 30, 2025, we had an accumulated deficit of $800.5 million. We may incur losses in the near-term as we continue to make targeted investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures may make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business.
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
As a result, we can provide no assurance as to whether we can increase or sustain profitability in the future. If we are not able to do so, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of June 30, 2025, we had relationships with more than 85,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform—and consequently a significant portion of our revenue—is attributable to a limited number of our instructors. Instructors may unpublish content or choose to leave the Udemy platform altogether, subject to certain contractual limitations, for a variety of reasons. For example, in November 2023 we announced changes to our instructor revenue share model, the first and second rate adjustments of which became effective at the beginning of 2024 and 2025, respectively; these changes, together with any future changes we may announce in the future, could result in instructor attrition. Although we do not believe the loss of any one instructor would materially impact our business, significant attrition by multiple instructors, as well as any failure to attract additional instructors or source replacement content as needed, could adversely affect our ability to provide high-quality, engaging, and relevant content for one or more subject matters, slow the pace at which we provide such content, and reduce the attractiveness of our platform to learners and customers, any of which could negatively impact our business, financial condition, and results of operations.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 65% and 62% of total revenue during the three months ended June 30, 2025 and 2024, respectively, and 64% and 61% of total revenue during the six months ended June 30, 2025 and 2024, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, customers’ spending levels, sufficient adoption of our platform by our customers’ constituents, and customers’ satisfaction with new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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

We expect our existing competitors and new entrants to the online learning market to continually evolve and improve their business models. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. The emergence of enhanced generative AI capabilities could provide competitors with an advantage. Several new and existing companies in the online education industry provide or may provide offerings similar to what we offer on our platform, and, despite any exclusivity arrangements we have with our instructors, these companies may nonetheless pursue relationships with our instructors that may reduce, or stop altogether, the content our instructors produce for our platform. In addition, enterprise customers may choose to continue using or develop their own online learning or training solutions in-house rather than pay for our platform.
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
•the ability to adapt to disruptive innovation that may significantly alter or transform the competitive landscape, such as natural language processing, AI and machine learning;
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
Current and potential competitors (including any new entrants into the market) may enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, market- or industry-specific knowledge, more successful marketing capabilities, more successful adaptation to or integration of emerging technologies such as AI, and substantially greater financial, technical, and other resources than we have. Our current or new competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our services. Furthermore, online educational content is not typically marketed exclusively through any single channel and, accordingly, our competitors could aggregate a set of online learning courses similar to ours. Competition may intensify as our competitors raise additional capital or as new participants, including established companies, enter the markets in which we compete. Our ability to grow our business and achieve profitability could be impaired if we cannot compete successfully.

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
Our revolving credit facility contains customary affirmative and negative covenants, including financial covenants, that may limit our operating flexibility.
Our revolving credit facility contains customary affirmative and negative covenants that limit our ability to, among other things, transfer or dispose of assets, merge with other companies or consummate certain other changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, make certain investments and engage in new businesses unrelated to our current business. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by substantially all of our assets, including our intellectual property, and requires us to satisfy certain financial covenants. If we do not meet the financial covenants as specified in the credit facility, we may require forbearance or relief from our financial covenant violations from the lenders or be required to arrange alternative financing.
There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financings will be available to repay or refinance any such debt. A breach of any of these covenants or the occurrence of certain other events specified in the credit agreement governing our revolving credit facility and/or the related collateral documents could result in an event of default under the credit agreement. If an event of default has occurred and is continuing, the lenders could elect to declare all amounts outstanding under the credit facility immediately due and payable. If we are unable to repay those amounts, the lenders could foreclose on the collateral granted to them to secure our obligations under our revolving credit facility. If the lenders accelerate the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.
Our ability to meet the financial covenants could be affected by events beyond our control. Any inability to make scheduled payments or meet the financial covenants of our credit facility would adversely affect our business.

We may need to change our pricing, subscription, and contract models for our platform’s offerings, which in turn could adversely impact our results of operations.
We have in the past, and expect that we may in the future, need to change the pricing, subscription, and contract models for our platform’s offerings from time to time. As the market for our learning platform develops, as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new learners or UB customers at the same price or based on the same pricing or subscription models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we introduce new products, or improve existing ones, we may not be successful in developing appealing pricing, subscription and contract models for these products. Decisions we make may also impact the mix of adoption among our offerings, including the mix between subscription- and transaction-based offerings, and negatively impact our overall revenue and results. Competition may also require us to make substantial price concessions. Moreover, our consumer pricing model and methodology has been, and may in the future become, subject to legal challenge under applicable federal or state laws, regulations, and guidelines relating to promotional pricing practices. Our results of operations may be adversely affected by any of the foregoing, and consequently we may have increased difficulty achieving or maintaining profitability.
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
We may not succeed in addressing these or other risks in connection with any acquisitions or strategic investments we undertake, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we may have to pay cash, incur additional debt or issue equity or equity-linked securities to finance any acquisitions or investments, which could also adversely affect our financial condition or the trading price of our securities, and the sale of equity or equity-linked securities could result in dilution to our stockholders.
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
We generated 60% of our total revenue outside of North America during both the three months ended June 30, 2025 and 2024, and 61% of our total revenue outside of North America during both the six months ended June 30, 2025 and 2024. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
The United Kingdom maintains a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up to 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law is subject to uncertainty. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, generally permitting personal data transfers from the European Economic Area (the “EEA”) to the United Kingdom. This adequacy determination must, however, be renewed after December 2025 and is subject to modification or revocation. In June 2025, the United Kingdom adopted the Data (Use and Access) Act 2025 (the “DUAA”), which amends and supplements the U.K. GDPR and is expected to become fully effective by June 2026. We cannot fully predict whether or how the DUAA will impact the European Commission’s adequacy determination with the respect to the United Kingdom, nor how the United Kingdom’s data protection regime may continue to develop. Changes with respect to any of these matters may lead to additional costs and increase our risk exposure.

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
The California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, among other things, requires covered companies to provide specified disclosures to California consumers and affords such consumers the ability to opt out of certain types of data sharing and sales. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”). As of January 1, 2023, the CPRA expanded the CCPA with additional requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the law. More than a dozen U.S. states have enacted comprehensive privacy laws similar to the CCPA and CPRA, including Virginia, Colorado, Connecticut, Utah, Iowa, Indiana, Tennessee, Montana, Texas, Oregon, Delaware, New Jersey, New Hampshire, Minnesota, Nebraska, Florida, Kentucky, Maryland, and Rhode Island, with additional states continuing to consider similar legislation. Many of these state privacy laws have taken effect or will take effect in coming years, creating a patchwork of overlapping but different state laws and reflecting a trend of increasingly stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business, financial condition, and results of operations.
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

Aspects of the interpretation and enforcement of the CCPA, as amended by the CPRA, and other evolving federal, state, and foreign laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, protection, and other processing of certain types of data are subject to varying enforcement and new and changing interpretations by courts, and may impose different or inconsistent obligations. These laws or regulations, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations, that require enhanced protection of certain data or new obligations, could greatly increase the cost of providing our platform, require significant changes to our data processing practices and other aspects of our operations, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
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

While we have taken measures to protect our own proprietary and confidential information, as well as the personal data and confidential information that we otherwise process, and measures to protect our platform, we, our third-party service providers, other third parties on which we rely, and the networks and systems used in our business, including those of third-party service providers, have been subject to, and we, our service providers and our platform may in the future be subject to, cybersecurity attacks or other security breaches or incidents. Cybersecurity attacks may take the form of denial of service attacks, attacks using ransomware or other malware, or other attacks, and can come from insider threats as well as individual hackers, criminal groups, and state-sponsored organizations. These sources have used AI and machine learning to launch more automated, targeted and sophisticated attacks against targets. They can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to data, and these social engineering attacks have become more sophisticated as attackers leverage AI and “deepfake” technologies to craft increasingly convincing fraudulent communications and scenarios. Additionally, we and many other companies with whom we interact increasingly rely on automated systems and processes, which creates and heightens certain security threats. Further, we and our platform otherwise may be subject to security breaches and incidents resulting from employee or contractor error or malfeasance, including as a result of intentional or accidental misuse of authorized access to our systems. These and other threats may be heightened by geopolitical tensions and conflicts. We also may be more susceptible to cyberattacks and other security breaches and other security incidents while many of our employees work remotely, because we have less ability to implement, monitor, and enforce our information security and data protection policies.
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
We may not be able to successfully deploy AI, machine learning, and other evolving technologies.
We leverage generative AI, machine learning, and other evolving technologies throughout our business, including to enhance our platform and offerings. For example, in October 2024, we announced the release of the Udemy AI Assistant, a natural-language chat interface designed to help learners better discover and engage with our content, as well as our AI Skills Mapping tool. We expect AI to become more important to our operations and future growth over time. However, we may not be able to realize the desired or anticipated benefits from our investments in, and use of, AI. We also may not be able to properly develop, implement, or market AI-related features. Our competitors or other third parties may also incorporate AI into their offerings more quickly or more successfully than us, which could impair our competitiveness and adversely affect our business, operating results, and growth prospects.
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
The legal and regulatory frameworks governing AI continue to evolve rapidly. For example, the E.U. Artificial Intelligence Act (the “E.U. AI Act”) entered into force on August 1, 2024 and will mostly take full effect by 2026. The E.U. AI Act establishes a risk-based framework for the regulation of AI systems, and will require operators of AI systems to comply with various risk management, data governance, technical documentation, oversight, transparency, and other obligations, depending on the risk classification of the AI systems being used by such operator. Actual or alleged failures to comply with the E.U. AI Act may result in penalties of up to 35 million euros or up to 7% of an operator’s total worldwide annual turnover, whichever is greater. Various U.S. states, including California and Colorado, have also recently adopted laws and regulations applicable to the development and use of AI systems and outputs, and U.S. federal legislation addressing AI has also been introduced. Such laws and regulations will have a material impact on the adoption and use of AI systems. Compliance with these laws and regulations may affect our ability to deploy AI systems in our business or integrate AI features into our platform, require changes to our operations and processes, result in heightened compliance burdens and costs, or expose us to additional legal liabilities, any of which could negatively impact our business, financial condition, or operating results.
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
The current legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the United States is subject to uncertainty. In 2018, the Federal Communications Commission (the “FCC”) repealed its open internet rules, which prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes. In response, California and several other U.S. states have implemented their own open internet or net neutrality rules. In 2024, the FCC voted to reinstate, with certain modifications, its open internet rules; however, in January 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the FCC’s 2024 order, holding that the FCC lacks statutory authority to regulate broadband internet service as a telecommunications service. As a result, there are currently no federal net neutrality rules in effect, though state-level net neutrality laws, including California’s comprehensive net neutrality statute, remain in place. We cannot predict whether Congress will enact federal net neutrality legislation, or whether state initiatives regulating providers will be modified, overturned, or vacated by legal action, or the degree to which the current regulatory uncertainty would adversely affect our business, if at all.
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
We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses and the valuation of deferred tax assets and liabilities. For example, in July 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). We are currently assessing the potential impact the OBBB Act will have on our condensed consolidated financial statements. The Organization for Economic Cooperation and Development proposed a 15% global minimum tax framework (known as Pillar Two), which has been adopted by the European Union effective from January 1, 2024. Several other jurisdictions have adopted or are in the process of adopting laws to implement this initiative. In June 2025, the G7 released a joint statement announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S.-parented multinational businesses from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has yet been reached. Increases in our effective tax rate would reduce profitability or increase losses. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.
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
We have incurred net operating losses (“NOLs”) during prior periods. As such, there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities. Specifically, the Tax Cuts and Jobs Act of 2017 imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset only 80% of taxable income and the disallowance of NOL carrybacks. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the recent legislation, among other regulatory and economic changes, may limit our ability to use our NOLs to offset any future taxable income. Our NOLs may similarly expire under state laws.
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
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the six months ended June 30, 2025, 27% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Similarly, we incur expenses in multiple currencies. As a result, fluctuations in the value of the U.S. dollar against these foreign currencies may result in negative impacts to our revenue, costs and profit margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
As of June 30, 2025, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
None.
Unregistered Sales of Equity Securities
None.
Working Capital Restrictions and Other Limitations on the Payment of Dividends
Our revolving credit facility includes certain limitations on our ability to pay cash dividends. For additional details, refer to Note 6 – Debt in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q.

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

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Greg Brown	Rule 10b5-1 Trading Arrangement	March 13, 2025	June 11, 2025	June 23, 2026	Up to	140,500
Director(3)
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

(3)    Mr. Brown ceased serving as a member of our board of directors effective June 16, 2025.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 16, 2025	8-K	001-40956	3.1	June 18, 2025

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40956	3.2	February 27, 2023

10.1	Credit Agreement, dated as of May 30, 2025, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, the lenders party thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-40956	10.1	June 3, 2025

10.2*+	2021 Employee Stock Purchase Plan of the Registrant, as amended and restated effective May 19, 2025

10.3+	Employment Offer Letter, dated June 9, 2025, by and between the Registrant and Eren Bali	8-K	001-40956	10.1	June 11, 2025

10.4+	Consulting Agreement, dated June 11, 2025, by and between the Registrant and Ozzie Goldschmied	8-K	001-40956	10.2	June 11, 2025

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

Udemy, Inc.

Date: July 30, 2025	By:	/s/ Hugo Sarrazin
Hugo Sarrazin
President and Chief Executive Officer

Date: July 30, 2025	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer