Form 10-Q
period 2025-09-30
Udemy, Inc.
filed 2025-10-30
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 22, 2025, 146,376,765 shares of the registrant’s common stock were outstanding.

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
•our expectations regarding our financial and operating performance, including our expectations regarding our revenue, costs, monthly average buyers, paid Consumer subscribers, number of Udemy Business (“UB”) customers, UB Annual Recurring Revenue, UB Net Dollar Retention Rate, UB Large Customer Net Dollar Retention Rate, segment revenue, segment adjusted gross profit, adjusted EBITDA, adjusted EBITDA margin, and free cash flow;
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
•anticipated trends, developments, and challenges in our industry, business, the markets in which we compete, and broader macroeconomic environment;
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

PART I.
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$235,929	$190,592
Restricted cash, current	203	100
Marketable securities	135,292	163,844
Accounts receivable, net	76,560	88,216
Prepaid expenses and other current assets	28,587	22,735
Deferred contract costs, current	47,567	40,841
Total current assets	524,138	506,328
Property and equipment, net	6,976	4,534
Capitalized software, net	29,122	31,548
Operating lease right-of-use assets	10,117	10,950
Restricted cash, non-current	912	1,115
Deferred contract costs, non-current	26,636	32,212
Intangible assets, net	2,865	2,428
Goodwill	12,646	12,646
Other assets	5,492	3,867
Total assets	$618,904	$605,628
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,534	$6,311
Accrued expenses and other current liabilities	26,190	31,156
Content costs payable	32,275	37,607
Accrued compensation and benefits	22,953	28,793
Operating lease liabilities, current	5,298	2,502
Deferred revenue, current	295,926	291,106
Total current liabilities	389,176	397,475
Operating lease liabilities, non-current	6,670	8,315
Deferred revenue, non-current	1,240	2,438
Other liabilities, non-current	5	6
Total liabilities	397,091	408,234
Note 8 – Commitments and contingencies
Stockholders' equity:
Common stock, $0.00001 par value - 950,000,000 shares authorized; 147,075,948 and 147,484,280 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively.	1	1
Additional paid-in capital	1,020,518	1,002,390
Accumulated other comprehensive income (loss)	144	(11)
Accumulated deficit	(798,850)	(804,986)
Total stockholders’ equity	221,813	197,394
Total liabilities and stockholders' equity	$618,904	$605,628
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$195,680	$195,417	$595,859	$586,623
Cost of revenue	66,812	72,362	205,499	221,888
Gross profit	128,868	123,055	390,360	364,735
Operating expenses
Sales and marketing	81,512	85,997	243,832	260,288
Research and development	25,581	32,976	76,900	96,607
General and administrative	21,937	22,266	68,776	74,299
Restructuring charges	—	11,275	1,578	11,275
Total operating expenses	129,030	152,514	391,086	442,469
Loss from operations	(162)	(29,459)	(726)	(77,734)
Other income (expense), net
Interest income	3,784	4,732	11,022	15,655
Interest expense	(350)	504	(485)	424
Other expense, net	(523)	(185)	(498)	(11,077)
Total other income, net	2,911	5,051	10,039	5,002
Net income (loss) before taxes	2,749	(24,408)	9,313	(72,732)
Income tax provision	1,107	863	3,177	2,692
Net income (loss)	$1,642	$(25,271)	$6,136	$(75,424)

Net income (loss) per share
Basic	$0.01	$(0.17)	$0.04	$(0.49)
Diluted	$0.01	$(0.17)	$0.04	$(0.49)
Weighted-average shares used in computing net income (loss) per share
Basic	149,917,275	149,179,826	149,076,960	152,867,160
Diluted	151,996,844	149,179,826	151,308,077	152,867,160
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,642	$(25,271)	$6,136	$(75,424)
Other comprehensive income:
Foreign currency translation gain, net of tax	15	65	136	33
Change in unrealized gain (loss) on marketable securities, net of tax	83	181	19	89
Total other comprehensive income	98	246	155	122
Comprehensive income (loss)	$1,740	$(25,025)	$6,291	$(75,302)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance— June 30, 2025	149,917,996	$1	$1,033,803	$46	$(800,492)	$233,358
Stock-based compensation	—	—	19,956	—	—	19,956
Exercise of stock options	172,169	—	15	—	—	15
Vesting of restricted stock units	1,876,003	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(792,029)	—	(4,920)	—	—	(4,920)
Repurchases of common stock	(4,098,191)	—	(28,336)	—	—	(28,336)
Other comprehensive income	—	—	—	98	—	98
Net income	—	—	—	—	1,642	1,642
Balance—September 30, 2025	147,075,948	$1	$1,020,518	$144	$(798,850)	$221,813

Balance—June 30, 2024	151,682,337	$2	$1,022,147	$(44)	$(769,851)	$252,254
Stock-based compensation	—	—	25,531	—	—	25,531
Exercise of stock options	204,178	—	480	—	—	480
Vesting of restricted stock units	1,901,210	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(776,148)	—	(5,560)	—	—	(5,560)
Repurchases of common stock	(6,319,939)	(1)	(51,422)	—	—	(51,423)
Other comprehensive income	—	—	—	246	—	246
Net loss	—	—	—	—	(25,271)	(25,271)
Balance—September 30, 2024	146,691,638	$1	$991,176	$202	$(795,122)	$196,257

Balance—December 31, 2024	147,484,280	$1	$1,002,390	$(11)	$(804,986)	$197,394
Stock-based compensation	—	—	58,682	—	—	58,682
Exercise of stock options	353,118	—	59	—	—	59
Vesting of restricted stock units	5,005,639	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	430,926	—	2,560	—	—	2,560
Shares withheld related to net share settlement of equity awards	(2,099,824)	—	(14,837)	—	—	(14,837)
Repurchases of common stock	(4,098,191)	—	(28,336)	—	—	(28,336)
Other comprehensive income	—	—	—	155	—	155
Net income	—	—	—	—	6,136	6,136
Balance—September 30, 2025	147,075,948	$1	$1,020,518	$144	$(798,850)	$221,813

Balance—December 31, 2023	157,166,360	$2	$1,076,508	$80	$(719,698)	$356,892
Stock-based compensation	—	—	77,164	—	—	77,164
Exercise of stock options	2,350,902	—	857	—	—	857
Vesting of restricted stock units	5,283,495	—	113	—	—	113
Issuance of common stock under employee stock purchase plan	554,039	—	4,533	—	—	4,533
Shares withheld related to net share settlement of equity awards	(3,590,881)	—	(25,465)	—	—	(25,465)
Repurchases of common stock	(15,072,277)	(1)	(142,534)	—	—	(142,535)
Other comprehensive income	—	—	—	122	—	122
Net loss	—	—	—	—	(75,424)	(75,424)
Balance—September 30, 2024	146,691,638	$1	$991,176	$202	$(795,122)	$196,257
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,136	$(75,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,285	19,515
Amortization of deferred contract costs	48,392	43,863
Stock-based compensation	53,681	70,264
Allowance for credit losses	2,835	1,026
Net (accretion) amortization of marketable securities	(2,677)	(6,651)
Non-cash operating lease expense	2,700	3,641
Unrealized loss on strategic investments	—	10,311
Other	1,046	1,319
Changes in operating assets and liabilities:
Accounts receivable	8,821	10,364
Prepaid expenses and other assets	(6,805)	(5,508)
Deferred contract costs	(49,542)	(46,626)
Accounts payable, accrued expenses and other liabilities	(9,287)	5,962
Content costs payable	(5,332)	(3,978)
Operating lease liabilities	(731)	(4,523)
Deferred revenue	3,622	19,906
Net cash provided by operating activities	72,144	43,461
Cash flows from investing activities:
Purchases of marketable securities	(137,803)	(239,783)
Proceeds from maturities of marketable securities	169,050	265,350
Purchases of property and equipment	(5,281)	(1,116)
Capitalized software costs	(8,676)	(10,247)
Payments related to asset acquisitions	(1,500)	—
Net cash provided by investing activities	15,790	14,204
Cash flows from financing activities:
Net proceeds from exercise of stock options	62	921
Proceeds from share purchases under employee stock purchase plan	2,560	4,533
Taxes paid related to net share settlement of equity awards	(14,838)	(25,363)
Repurchases of common stock and excise taxes paid	(29,212)	(141,591)
Payments of debt issuance costs	(1,438)	—
Net cash used in financing activities	(42,866)	(161,500)

Effect of foreign exchange rates on cash flows	169	61

Net increase (decrease) in cash, cash equivalents and restricted cash	45,237	(103,774)
Cash, cash equivalents and restricted cash—Beginning of period	191,807	309,552
Cash, cash equivalents and restricted cash—End of period	$237,044	$205,778

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$235,929	$204,563
Restricted cash, current	203	100
Restricted cash, non-current	912	1,115
Total cash, cash equivalents and restricted cash	$237,044	$205,778

Supplemental disclosures of cash flow information:
Interest paid	$44	$—
Income taxes paid	$1,497	$1,165

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$4,969	$6,953
Net change in unrealized gain (loss) on marketable securities	$18	$89
Increase (decrease) in purchases of property and equipment included in liabilities	$(462)	$53
Operating lease right-of-use assets exchanged for operating lease liabilities	$1,867	$9,779
Accrued excise tax on share repurchases	$—	$944
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
Effective March 12, 2025, Mr. Brown ceased to be the Company’s President and Chief Executive Officer, although he remained a full-time, non-executive employee during a transition period which ended on June 30, 2025. Thereafter, Mr. Brown is serving as a consultant, pursuant to a post-employment consulting agreement, from July 1, 2025 through December 31, 2025, unless the agreement is terminated earlier in accordance with its terms. Mr. Brown’s existing equity incentive awards will continue to vest during the term of the consulting period, and he will continue to be deemed a service provider for purposes of the Company’s equity incentive plans. The Company determined that there was a substantive reduction in the scope of services to be provided by Mr. Brown subsequent to March 12, 2025. As a result, the Company recognized $0.9 million in severance and personnel costs and $1.2 million in stock-based compensation within general and administrative expenses in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2025, that would have otherwise been recognized from April 2025 to December 2025.

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
Segment information— On March 12, 2025, Hugo Sarrazin became the Company’s new Chief Executive Officer and chief operating decision maker (“CODM”). The Company defines its segments as those operations the CODM regularly reviews to allocate resources and assess performance. For the three and nine months ended September 30, 2025 and 2024, the Company had two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 13 – Segment and geographic information.
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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had one customer, Benesse Corporation (“Benesse”), a reseller partner for the Enterprise segment, who accounted for more than 10% of accounts receivable as of September 30, 2025. The Company had no customers who accounted for more than 10% of total accounts receivable as of December 31, 2024. Benesse also accounted for more than 10% of total revenue during the three and nine months ended September 30, 2025. No customers accounted for more than 10% of total revenue during the three and nine months ended September 30, 2024.

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
Due to the above, the Company recognized an immaterial amount and $2.6 million of breakage revenue for Udemy credits during the three and nine months ended September 30, 2025, respectively, compared to zero during the three and nine months ended September 30, 2024. Of the $2.6 million in breakage revenue recognized during the nine months ended September 30, 2025, $2.5 million related to previously satisfied performance obligations.
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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Nine Months Ended September 30, 2025	$1,096	$2,835	$(1,758)	$2,173
Nine Months Ended September 30, 2024	$1,270	$1,026	$(1,312)	$984
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

Recently Adopted Accounting Pronouncements Adopted in 2025
There are no recently issued accounting pronouncements that were adopted by the Company during the three and nine months ended September 30, 2025.
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
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-Profit Entities,” which amends ASC 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This ASU is effective for interim and annual reporting periods beginning after December 15, 2025, and early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on the condensed consolidated financial statements and accompanying notes.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 provides updated guidance on the capitalization and subsequent measurement of costs incurred in connection with the implementation of internal-use software, including cloud computing arrangements. The amendment replaces former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the intended function. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

3. Revenue recognition
Disaggregation of Revenue—The following table presents revenue disaggregated by product offering for each segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Enterprise:
Subscription	$132,284	$125,522	$387,977	$362,658
Other	518	601	1,870	1,661
Enterprise revenue	$132,802	$126,123	$389,847	$364,319
Consumer:
Subscription	$11,661	$8,152	$31,242	$22,347
Transactional and other	51,217	61,142	174,770	199,957
Consumer revenue	$62,878	$69,294	$206,012	$222,304
Total revenue	$195,680	$195,417	$595,859	$586,623
Enterprise subscription revenue is recognized ratably over the respective contractual subscription term beginning on the date that the platform is made available to the customer. Other Enterprise revenue is primarily comprised of professional services arrangements, which are generally offered as fixed price contracts and recognized on a proportional performance basis.
Consumer subscription revenue is recognized ratably over the respective contractual subscription term beginning on the date that the platform is made available to the customer. Transactional and other revenue is primarily comprised of sales of single courses, which are recognized ratably over the estimated service period of four months, as well as other products sold on the consumer marketplace on a non-recurring basis, which were not material for the periods presented.

Deferred revenue—Revenue recognized for the three months ended September 30, 2025, from amounts included in deferred revenue as of June 30, 2025 was $153.4 million. Revenue recognized for the three months ended September 30, 2024, from amounts included in deferred revenue as of June 30, 2024 was $152.8 million.
Revenue recognized for the nine months ended September 30, 2025, from amounts included in deferred revenue as of December 31, 2024 was $266.9 million. Revenue recognized for the nine months ended September 30, 2024, from amounts included in deferred revenue as of December 31, 2023 was $252.9 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	September 30,	December 31,	December 31,
	2025	2024	2023
Deferred revenue:
Enterprise	$245,717	$233,466	$220,127
Consumer	51,449	60,078	62,287
Total deferred revenue	$297,166	$293,544	$282,414

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to deferred revenue and unbilled revenue related to multi-year Enterprise subscription contracts with future installment billings, as well as unearned revenue from consumer single course purchases and subscriptions at the end of any given period. As of September 30, 2025, the aggregate transaction price for remaining performance obligations was $535.9 million, of which 74% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Nine Months Ended September 30, 2025	$73,053	$49,542	$(48,392)	$74,203
Nine Months Ended September 30, 2024	$74,374	$46,626	$(43,863)	$77,137

4. Investments and fair value measurements

The following tables present the Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

As of September 30, 2025	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$153,725	$—	$—
Time deposits	4,054	—	—
Marketable securities:
U.S. government securities	—	135,292	—
Total assets	$157,779	$135,292	$—

As of December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$136,771	$—	$—
Time deposits	9,809	—	—
U.S. government securities	—	1,686	—
Marketable securities:
U.S. government securities	—	163,844	—
Total assets	$146,580	$165,530	$—
1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, in addition to $78.2 million and $42.3 million of cash as of September 30, 2025 and December 31, 2024, respectively.

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
A summary of the changes in the fair value of Level 3 financial instruments, of which impairment of strategic investments is recognized in the consolidated statements of operations, is as follows (in thousands):

Balance— December 31, 2023	$10,311
Unrealized loss on strategic investments	(10,311)
Balance— September 30, 2024	$—

There were no material changes in the fair value of Level 3 financial instruments during the three and nine months ended September 30, 2025, or the three months ended September 30, 2024.

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
The cost basis of the Company’s strategic investments is $15.0 million. The Company previously recorded impairment charges of $10.3 million during the second quarter of 2024, $1.8 million during the second quarter of 2023 and $2.9 million during the third quarter of 2022. There have been no observable price changes in orderly transactions for identical or similar investments of the same issuer during the periods presented. As such, the Company’s carrying amount of its strategic investment was zero as of September 30, 2025 and December 31, 2024.
5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of September 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$78,150	$—	$—	$78,150
Money market funds	153,725	—	—	153,725
Time deposits	4,054	—	—	4,054
Total cash and cash equivalents	235,929	—	—	235,929
Marketable securities:
U.S. government securities	135,176	119	(3)	135,292
Total cash, cash equivalents, and marketable securities	$371,105	$119	$(3)	$371,221

As of December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$42,326	$—	$—	$42,326
Money market funds	136,771	—	—	136,771
Time deposits	9,809	—	—	9,809
U.S. government securities	1,686	—	—	1,686
Total cash and cash equivalents	190,592	—	—	190,592
Marketable securities:
U.S. government securities	163,747	97	—	163,844
Total cash, cash equivalents, and marketable securities	$354,339	$97	$—	$354,436

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	September 30, 2025		December 31, 2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses(1)
Marketable securities:
U.S. government securities	$26,330	$(3)	$4,898	$—
Total securities in an unrealized loss position	$26,330	$(3)	$4,898	$—
(1) Gross unrealized losses as of December 31, 2024 were less than one thousand dollars and rounded to zero.

Realized gains and losses reclassified from accumulated other comprehensive loss to other expense, net were zero for the three and nine months ended September 30, 2025 and 2024.

No securities had been in a continuous unrealized loss position for twelve months or longer as of September 30, 2025 or December 31, 2024. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of September 30, 2025 and December 31, 2024, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

As of September 30, 2025, the entirety of the Company’s marketable securities portfolio had remaining contractual maturities of one year or less.

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Leasehold improvements	$22,720	$19,064
Computers and equipment	9,285	8,317
Furniture and fixtures	5,947	4,737
Purchased software	383	383
Construction in progress	110	1,757
Total property and equipment	38,445	34,258
Less accumulated depreciation and amortization	(31,469)	(29,724)
Property and equipment, net	$6,976	$4,534
Depreciation expense was $0.8 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Internal use software	$118,350	$105,162
Content assets	253	—
Total capitalized software	118,603	105,162
Less accumulated amortization	(89,481)	(73,614)
Capitalized software, net	$29,122	$31,548
Amortization expense of capitalized software was $5.0 million for both the three months ended September 30, 2025 and 2024, and $15.9 million and $14.8 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

2025	$4,772
2026	14,709
2027	7,805
2028	1,836
Total expected amortization	$29,122

Intangible assets, net and goodwill— On April 8, 2025, the Company entered into a $1.5 million asset purchase agreement with a private entity. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, and the assembled workforce represented substantially all of the fair value of the acquired assets.

As of September 30, 2025, intangible assets, net were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(3,760)	$1,740
Assembled workforce	2 years	1,500	(375)	1,125
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$16,600	$(13,735)	$2,865

As of December 31, 2024, intangible assets, net were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(3,072)	$2,428
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$15,100	$(12,672)	$2,428

Amortization expense of intangible assets was $0.4 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively.

The expected future amortization expense for intangible assets as of September 30, 2025 was as follows (in thousands):

2025	$417
2026	1,667
2027	781
Total expected amortization	$2,865

Goodwill in the amount of $12.6 million was established as part of the acquisition of CUX, Inc. (d/b/a CorpU) on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of September 30, 2025.
The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were identified during the nine month periods ended September 30, 2025 and 2024.

Accrued expenses and other current liabilities— Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued expenses	$12,955	$14,518
Indirect tax reserves	3,959	2,225
Indirect tax payables	6,616	8,952
Other current liabilities	2,660	5,461
Accrued expenses and other current liabilities	$26,190	$31,156

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
The Revolving Credit Facility contains customary affirmative and negative covenants, including negative covenants imposing limitations on, among others, incurring additional indebtedness, granting liens, making certain restricted payments (including stock repurchases or the payment of cash dividends), making investments and entering into certain transactions with affiliates. The Company is also subject to financial covenants to maintain a minimum consolidated interest coverage ratio of 3.0 to 1.0 and a maximum consolidated net leverage ratio of 3.5 to 1.0, in each case calculated in accordance with the terms of the Revolving Credit Facility. Noncompliance with these covenants, or the occurrence of certain other events specified in the Revolving Credit Facility, could result in an event of default under the Revolving Credit Facility. Upon the occurrence and during the continuance of an event of default, any outstanding principal, interest, and fees could become immediately due and payable. As of September 30, 2025, the Company was in compliance with all covenants under the Revolving Credit Facility.
As of September 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
The Company incurred $1.4 million worth of debt issuance costs in connection with the Revolving Credit Facility. The Company recorded interest expense of $0.2 million and $0.3 million during the three and nine months ended September 30, 2025, respectively, of which $0.1 million was related to the amortization of capitalized debt issuance costs for both the three and nine months ended September 30, 2025.

7. Leases
The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2029.
As a result of new leasing activity during fiscal year 2024, the Company was entitled to receive $2.1 million in tenant incentives for leasehold improvements constructed by the Company. The total amount of tenant incentives was received during the three months ended September 30, 2025.
The Company recognized the following amounts related to its operating leases in its condensed consolidated statements of operations and cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$1,283	$1,123	$3,482	$3,928
Variable lease costs	$287	$187	$779	$740
Short-term lease costs	$67	$155	$475	$390
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives			$1,592	$5,024
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of September 30, 2025, were as follows (in thousands):

2025	$1,430
2026	5,287
2027	3,179
2028	2,298
2029	1,166
Gross lease payments	13,360
Less imputed interest	(1,392)
Present value of operating lease liabilities	$11,968

8. Commitments and contingencies
Noncancellable purchase commitments— The Company has noncancellable contractual commitments with its cloud infrastructure provider, paid advertising and sponsorship vendors, and software subscriptions to support operations in the ordinary course of business. As of September 30, 2025, the Company had $30.9 million of future minimum payments under noncancellable purchase commitments with remaining terms in excess of one year, which are expected to be paid through 2028.
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

Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accrued expenses and other current liabilities caption of the accompanying condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024.

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
The Company had an effective tax rate of 40.27% and (3.54)% for the three months ended September 30, 2025 and 2024, respectively, and 34.11% and (3.70)% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the quarter differed from the federal statutory rate of 21% primarily due to the impact of a valuation allowance on certain deferred tax assets and the mix of earnings among taxing jurisdictions.
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
In July 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). The OBBB Act, among other things, extends certain provisions of 2017 U.S. federal tax legislation relating to federal bonus depreciation and immediate expensing for domestic research and development expenditures. These provisions did not have a material effect on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2025. The Company will continue to evaluate their impact as further information becomes available.
As of September 30, 2025 and December 31, 2024, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
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
Certain members of the Company’s board of directors also served as executive officers for customers of the Company’s Enterprise subscription offering.
The following tables summarize the Company’s related party transactions (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized from services provided to customers
Naspers and affiliates	$0.4	$0.5	$1.3	$1.3
Insight and affiliates	0.1	0.1	0.3	0.5
Companies affiliated with Board members	—	0.1	—	0.3

Expense recognized from services provided by vendors
Insight and affiliates	0.2	0.2	0.7	0.6

	September 30,	December 31,
	2025	2024
Amounts in accounts receivable
Naspers and affiliates	$0.2	$—
Insight and affiliates	—	0.1
Companies affiliated with Board members	—	0.1

Amounts in accounts payable and accrued expenses and other current liabilities
Insight and affiliates	—	—

11. Stockholders' equity
Preferred stock— Under its amended and restated certificate of incorporation, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, as designated from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were zero shares of preferred stock issued and outstanding.

Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	September 30,	December 31,
	2025	2024
2010 Equity Incentive Plan:
Stock options outstanding	957,359	1,401,086
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	18,926,577	15,809,202
Shares available for future issuance under:
2021 Equity Incentive Plan	11,952,297	10,514,374
2021 Employee Stock Purchase Plan	4,033,734	2,986,132
Total shares of common stock reserved	35,869,967	30,710,794
(1) For those PSUs in their respective performance periods, the number of shares reserved for issuance is based on the maximum achievement of the corporate performance metrics.
Share repurchase programs— In September 2025, the Company’s board of directors approved a share repurchase program (the “Repurchase Program”) with authorization to purchase up to $50 million in shares of the Company’s common stock. The Company may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock.
Shares repurchased by the Company are accounted for on the settlement date. Upon settlement, repurchased shares are immediately retired and no longer considered issued or outstanding. The total cost to repurchase shares includes any direct costs incurred, including broker commissions and excise taxes, and is recorded as a reduction to additional paid in capital in the condensed consolidated balance sheets. During three months ended September 30, 2025, the Company repurchased 4,098,191 shares for an aggregate total of $28.3 million, inclusive of direct costs incurred.
During the fiscal year ended December 31, 2024, the Company’s board of directors approved a share repurchase program, which authorized the purchase of up to $150 million of Udemy common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The share repurchase program was completed in November 2024.
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
During the third quarter of 2025, the Company granted 553,125 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One third of the eligible PSUs vest upon certification of the corporate performance metrics by the board of directors’ compensation committee in the third quarter of 2026, and the remaining two thirds will vest equally over the following 6 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of September 30, 2025, the Company estimated a payout rate of 100% of target based on forecasted achievement.
During the first quarter of 2025, the Company granted 372,044 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One third of the eligible PSUs vest upon certification of the corporate performance metrics by the board of directors’ compensation committee in the first quarter of 2026, and the remaining two thirds will vest equally over the following 8 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of September 30, 2025, the Company estimated a payout rate of 60% of target based on forecasted achievement.
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

A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding (1)	Weighted Average Grant Date Fair Value
Balance - December 31, 2024	14,892,768	$10.74	673,578	$10.40
Granted	9,750,922	7.03	925,169	7.37
Released	(4,866,827)	11.63	(138,812)	10.06
Canceled	(2,464,351)	10.47	(308,426)	10.89
Balance - September 30, 2025	17,312,512	$8.44	1,151,509	$7.87
Unvested - September 30, 2025	17,227,452	$8.44	1,151,509	$7.87
Awards vested, not yet released - September 30, 2025	85,060	$8.54	—	$—
(1) Canceled PSU shares consist of awards forfeited as well as the difference in the number of shares granted at target and the shares certified by the Board based on actual achievement.
As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $128.2 million, which will be recognized over a weighted average period of 2.4 years.
As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested PSUs was $4.8 million, which will be recognized over a weighted average period of 1.4 years.
Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.
The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2024	1,351,086	$5.28	4.05	$4,666
Granted	—	—
Exercised	(353,118)	3.57
Canceled	(90,609)	6.50
Balance - September 30, 2025	907,359	$5.82	3.91	$1,855
Vested & exercisable as of September 30, 2025	907,359	$5.82	3.91	$1,855
As of September 30, 2025, there was no unrecognized stock-based compensation for stock options with service-based vesting conditions, as all such awards were fully vested.
Performance-based stock options— Other than those described below, there have been no other changes to the Company’s performance-based stock options compared to those described in Note 11— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.
As of September 30, 2025, there were 50,000 performance-based stock options outstanding, of which 47,916 were exercisable. As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested performance-based stock options was immaterial.
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

During the nine months ended September 30, 2025, 430,926 shares of common stock were issued under the ESPP.
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
The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of employee stock purchase rights granted under the new ESPP offering period:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Risk-free interest rate	4.1%	5.1%
Expected volatility	57.9%	51.9%
Expected life (in years)	1.3	1.3
Expected dividend yield	—	—

As of September 30, 2025, total unrecognized compensation cost for the ESPP was $4.2 million, which will be recognized over a weighted average period of 1.6 years.
Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,806	$1,807	$5,160	$5,277
Sales and marketing	6,038	7,573	17,053	22,578
Research and development	5,025	7,183	14,653	21,187
General and administrative	5,425	6,839	16,815	21,382
Restructuring charges	—	(160)	—	(160)
Total stock-based compensation expense	$18,294	$23,242	$53,681	$70,264

The Company capitalized $1.6 million and $2.3 million of stock-based compensation expense as capitalized software during the three months ended September 30, 2025 and 2024, respectively, and $4.8 million and $6.8 million during the nine months ended September 30, 2025 and 2024, respectively.

12. Net income (loss) per share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$1,642	$(25,271)	$6,136	$(75,424)
Denominator:
Weighted-average shares used in computing net income (loss) per share
Basic	149,917,275	149,179,826	149,076,960	152,867,160
Dilutive effect of awards issued under equity incentive plans	2,079,569	—	2,231,117	—
Diluted	151,996,844	149,179,826	151,308,077	152,867,160
Net income (loss) per share:
Basic	$0.01	$(0.17)	$0.04	$(0.49)
Diluted	$0.01	$(0.17)	$0.04	$(0.49)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs, PSUs, and restricted stock	8,715,508	16,806,887	9,041,625	16,806,887
Stock options	149,612	2,208,391	170,641	2,208,391
Contingently issuable shares under ESPP	260,745	387,329	261,706	387,329
Total potentially dilutive securities	9,125,865	19,402,607	9,473,972	19,402,607

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

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended September 30, 2025
	Enterprise	Consumer	Total
Revenue	$132,802	$62,878	$195,680
Content costs	(21,455)	(19,880)	(41,335)
Customer support	(9,786)	(1,916)	(11,702)
Other segment items (1)	(1,509)	(5,340)	(6,849)
Segment adjusted gross profit	$100,052	$35,742	$135,794

	Three Months Ended September 30, 2024
	Enterprise	Consumer	Total
Revenue	$126,123	$69,294	$195,417
Content costs	(22,973)	(24,547)	(47,520)
Customer support	(9,155)	(1,721)	(10,876)
Other segment items (1)	(1,202)	(5,416)	(6,618)
Segment adjusted gross profit	$92,793	$37,610	$130,403

	Nine Months Ended September 30, 2025
	Enterprise	Consumer	Total
Revenue	$389,847	$206,012	$595,859
Content costs	(62,309)	(65,813)	(128,122)
Customer support	(29,425)	(5,515)	(34,940)
Other segment items (1)	(4,549)	(16,489)	(21,038)
Segment adjusted gross profit	$293,564	$118,195	$411,759

	Nine Months Ended September 30, 2024
	Enterprise	Consumer	Total
Revenue	$364,319	$222,304	$586,623
Content costs	(66,213)	(77,296)	(143,509)
Customer support	(29,480)	(5,363)	(34,843)
Other segment items (1)	(3,951)	(17,322)	(21,273)
Segment adjusted gross profit	$264,675	$122,323	$386,998
(1) Other segment items for each segment across all periods presented consisted of payment and mobile processing fees and costs associated with hosting digital content.

The following table provides a reconciliation from segment adjusted gross profit to net income (loss) before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment adjusted gross profit	$135,794	$130,403	$411,759	$386,998
Other costs of revenue (1)	(6,926)	(7,348)	(21,399)	(22,263)
Sales and marketing	(81,512)	(85,997)	(243,832)	(260,288)
Research and development	(25,581)	(32,976)	(76,900)	(96,607)
General and administrative	(21,937)	(22,266)	(68,776)	(74,299)
Restructuring charges	—	(11,275)	(1,578)	(11,275)
Total other income, net	2,911	5,051	10,039	5,002
Net income (loss) before taxes	$2,749	$(24,408)	$9,313	$(72,732)
(1) Consists of amortization of capitalized software, depreciation, stock-based compensation, and amortization of intangible assets that are included in cost of revenue but excluded from segment adjusted gross profit.

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$75,926	$77,732	$233,550	$232,224
Europe, Middle East, Africa	57,154	57,809	176,213	178,078
Asia Pacific	49,423	46,214	145,401	135,426
Latin America	13,177	13,662	40,695	40,895
Total revenue	$195,680	$195,417	$595,859	$586,623
The following table presents the percentage of revenue recognized in countries that individually accounted for at least 10% of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	36%	36%	36%	35%
Japan	13%	11%	12%	11%
Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	September 30,	December 31,
	2025	2024
United States	$10,363	$9,166
Rest of world	6,731	6,320
Total long-lived assets	$17,094	$15,486

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
As a result, the Company recognized total restructuring charges of $18.3 million. Of this total, zero and $1.6 million were recognized into expense during the three and nine months ended September 30, 2025, respectively. The majority of the charges recognized were personnel-related costs, consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits.
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
Restructuring charges are presented as separate operating expenses within the Company’s condensed consolidated statements of operations. The following table summarize activities related to the restructuring liabilities recorded in accrued compensation and benefits in the accompanying condensed consolidated balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$158	$—	$6,489	$—
Restructuring charges	—	11,035	1,578	11,035
Settlements	(158)	(1,607)	(8,067)	(1,607)
Ending balance	$—	$9,428	$—	$9,428
15. Subsequent events
Between October 1, 2025 and October 29, 2025, the Company repurchased and immediately retired 1,088,694 shares of common stock for an aggregate principal value of $7.3 million, pursuant to the Repurchase Program as discussed in Note 11 – Stockholders' equity.

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
Udemy’s consumer marketplace has attracted over 80 million learners in over 180 countries who are looking to develop the skills they need to attain in-demand jobs and advance their career. Our expansive ecosystem comprises more than 85,000 instructors who have developed and published over 250,000 courses across 75 languages, spanning critical skill domains including technology, business, leadership, and personal development. Based on ratings and reviews from enrolled learners on our marketplace, we curate our highest-quality content for Udemy’s enterprise software-as-a-service (SaaS) platform, Udemy Business (“UB”), which enables companies around the world to offer effective on-demand skills development solutions for employees, immersive laboratory-style learning for technology teams, and cohort-based learning focused on leadership development.
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

Recent Developments

In September 2025, our board of directors approved a share repurchase program (the “Repurchase Program”), authorizing the purchase up to $50 million in shares of our common stock. We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock. We plan to fund the Repurchase Program with existing cash and cash equivalents.
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
As of three and nine months ended September 30, 2025, subscription offerings across both our Consumer and Enterprise segments accounted for 74% and 70% of our consolidated revenue, respectively. We expect growth in our subscription offerings to improve the predictability of our revenue period-to-period; however, the impact of new or renewed subscriptions, or a decline in subscriptions, during any one period may not be fully or immediately reflected in our revenue for that period. Moreover, growth in our Consumer subscription offerings may negatively impact our transactional and other revenue as learners shift their spending from individual course purchases to subscription fees. Impacts to our transactional and other revenue during any one period may not be fully offset by subscription growth during the same period.
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
We view the breadth and diverse expertise of our instructors as one of our competitive advantages. Our ability to create attractive content creation incentive opportunities while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three and nine months ended September 30, 2025.
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
Cost of revenue also includes payment and mobile processing fees, costs associated with hosting digital content, employee related expenses for our customer support organization, including salaries, benefits, stock-based compensation, facilities and other expenses, depreciation of network equipment, amortization of capitalized software, amortization of vendor relationship and developed technology intangible assets acquired through business combinations, and the portion of fees paid to certain reseller partners attributable to their providing customer support services to UB customers. We expect cost of revenue as a percentage of revenue to generally decrease, as we increase the percentage of revenue derived from our subscription offerings and decrease the instructor revenue share percentage.
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$195,680	$195,417	$595,859	$586,623
Cost of revenue (1)(2)	66,812	72,362	205,499	221,888
Gross profit	128,868	123,055	390,360	364,735
Operating expenses (1)(2)
Sales and marketing	81,512	85,997	243,832	260,288
Research and development	25,581	32,976	76,900	96,607
General and administrative	21,937	22,266	68,776	74,299
Restructuring charges	—	11,275	1,578	11,275
Total operating expenses	129,030	152,514	391,086	442,469
Loss from operations	(162)	(29,459)	(726)	(77,734)
Other income (expense), net
Interest income	3,784	4,732	11,022	15,655
Interest expense	(350)	504	(485)	424
Other expense, net	(523)	(185)	(498)	(11,077)
Total other income, net	2,911	5,051	10,039	5,002
Net income (loss) before taxes	2,749	(24,408)	9,313	(72,732)
Income tax provision	1,107	863	3,177	2,692
Net income (loss)	$1,642	$(25,271)	$6,136	$(75,424)
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,806	$1,807	$5,160	$5,277
Sales and marketing	6,038	7,573	17,053	22,578
Research and development	5,025	7,183	14,653	21,187
General and administrative	5,425	6,839	16,815	21,382
Restructuring charges	$—	$(160)	$—	$(160)
Total stock-based compensation expense	$18,294	$23,242	$53,681	$70,264
(2)    Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$—	$430	$—	$1,880
Sales and marketing	230	228	689	688
Research and development	187	—	375	—
Total amortization of intangible assets	$417	$658	$1,064	$2,568

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	34	37	34	38
Gross profit	66	63	66	62
Operating expenses
Sales and marketing	42	44	41	44
Research and development	13	17	13	16
General and administrative	11	11	12	13
Restructuring charges	—	6	—	2
Total operating expenses	66	78	66	75
Loss from operations	—	(15)	—	(13)
Other income (expense), net
Interest income	2	2	2	3
Interest expense	—	—	—	—
Other expense, net	—	—	—	(2)
Total other income, net	2	2	2	1
Net income (loss) before taxes	2	(13)	2	(12)
Income tax provision	1	—	1	(1)
Net income (loss)	1%	(13)%	1%	(13)%
Comparison of the three and nine months ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Revenue	(in thousands, except percentages)
Enterprise	$132,802	$126,123	$6,679	5%	$389,847	$364,319	$25,528	7%
Consumer	62,878	69,294	(6,416)	(9)%	206,012	222,304	(16,292)	(7)%
Total revenue	$195,680	$195,417	$263	—%	$595,859	$586,623	$9,236	2%
Revenue for the three months ended September 30, 2025, was $195.7 million, compared to $195.4 million for the same period in the prior year, which represents an increase of $0.3 million, or flat year over year. The increase in revenue for the three months ended September 30, 2025, was primarily driven by an increase in revenue from our Enterprise segment while being partially offset by a decrease in revenue from our Consumer segment.
For the three months ended September 30, 2025, Enterprise segment revenue was $132.8 million, or 68% of total revenue, compared to $126.1 million, or 65% of total revenue, for the same period in the prior year. The $6.7 million, or 5%, increase in Enterprise segment revenue was primarily driven by increases in UB subscription revenues of $6.8 million. The increase in UB subscription revenue was due to increases in both the number of UB customers and average deal sizes for new customers, and was partially offset by lower net retention rates. Although churn outpaced expansion across all existing UB customers, as reflected by our UB NDRR of 93% as of September 30, 2025, net retention among our UB Large Customers was higher, as reflected by our UB Large Customer NDRR of 97% as of September 30, 2025.

For the three months ended September 30, 2025, Consumer segment revenue was $62.9 million, or 32% of total revenue, compared to $69.3 million or 35% of total revenue, for the same period in the prior year. The $6.4 million, or 9%, decrease in Consumer segment revenue was primarily due to a $9.9 million decrease in revenue recognized from transactional and other purchases, offset by an increase in consumer subscription revenue of $3.5 million.
The decrease in transactional and other revenue is primarily attributable to a decrease in monthly average buyers purchasing single courses, as well as the amount of revenue recognized in the current period that was deferred from course purchases in the prior period.
The increase in consumer subscription revenue is primarily attributable to our growth in paid Consumer subscribers.
Revenue for the nine months ended September 30, 2025, was $595.9 million, compared to $586.6 million for the same period in the prior year, which represents an increase of $9.2 million, or 2%. The increase in revenue for the nine months ended September 30, 2025 was primarily driven by an increase in revenue from our Enterprise segment while being partially offset by a decrease in revenue from our Consumer segment.
For the nine months ended September 30, 2025, Enterprise segment revenue was $389.8 million, or 65% of total revenue, compared to $364.3 million, or 62% of total revenue, for the same period in the prior year. The $25.5 million, or 7%, increase in Enterprise segment revenue was primarily driven by increases in UB subscription revenues of $25.3 million, The increase in UB subscription revenue was due to increases in both the number of UB customers and average deal sizes for new customers, and was partially offset by lower net retention rates. Although churn outpaced expansion across all existing UB customers, as reflected by our UB NDRR of 93% as of September 30, 2025, net retention among our UB Large Customers was higher, as reflected by our UB Large Customer NDRR of 97% as of September 30, 2025.
For the nine months ended September 30, 2025, Consumer segment revenue was $206.0 million, or 35% of total revenue, compared to $222.3 million, or 38% of total revenue, for the same period in the prior year. The $16.3 million, or 7%, decrease in Consumer segment revenue was primarily due to a decrease in revenue recognized from transactional and other purchases of $25.2 million, offset by an increase in consumer subscription revenue of $8.9 million.
The decrease in transactional and other revenue is primarily attributable to a decrease in monthly average buyers purchasing single courses, the amount of revenue recognized in the current period that was deferred from course purchases in the prior period, and foreign currency exchange rates. The overall decrease in transactional and other revenue also includes a $2.6 million increase in breakage revenue from unredeemed Udemy credits, of which $2.5 million related to performance obligations satisfied in prior periods, following the Company’s determination in the second quarter of 2025 that such breakage could be recognized.
The increase in consumer subscription revenue is primarily attributable to our growth in paid Consumer subscribers.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	66,812	72,362	$(5,550)	(8)%	205,499	221,888	$(16,389)	(7)%
Gross profit	128,868	123,055	$5,813	5%	390,360	364,735	$25,625	7%
Gross margin	66%	63%			66%	62%
Cost of revenue for the three months ended September 30, 2025, was $66.8 million, compared to $72.4 million for the same period in the prior year. The decrease of $5.6 million, or 8%, across the comparative periods was driven by a $6.2 million decrease in content costs and a $0.4 million decrease in amortization of intangible assets, which were partially offset by a $0.8 million increase in customer support costs.
Content costs for the Enterprise and Consumer segments were $21.5 million and $19.9 million for the three months ended September 30, 2025, respectively, compared to $23.0 million and $24.5 million for the same period in the prior year, respectively. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 16% and 32% for the three months ended September 30, 2025, respectively, compared to 18% and 35% for the same period in the prior year, respectively. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which became effective on January 1, 2025, as well as the continued mix shift from single course purchases to subscription purchases in our Consumer segment.
In our Enterprise segment, customer support costs increased $0.6 million compared to the same period in the prior year. Other segment items were generally consistent with those costs incurred the same period in the prior year.
In our Consumer segment, customer support costs and other segment items were generally consistent with those costs incurred the same period in the prior year.
Gross margin was 66% for the three months ended September 30, 2025, compared to 63% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings and the continued shift in mix of revenue toward our Enterprise segment and subscription offerings.
Cost of revenue for the nine months ended September 30, 2025, was $205.5 million, compared to $221.9 million for the same period in the prior year. The decrease of $16.4 million, or 7%, across the comparative periods was driven by a $15.4 million decrease in content costs and a $1.9 million decrease in amortization of intangible assets, which were partially offset by a $1.1 million increase in amortization of capitalized software.
Content costs for the Enterprise and Consumer segments were $62.3 million and $65.8 million for the nine months ended September 30, 2025, respectively, compared to $66.2 million and $77.3 million for the same period in the prior year, respectively. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 16% and 32% for the nine months ended September 30, 2025, respectively, compared to 18% and 35% for the same period in the prior year, respectively. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which became effective on January 1, 2025, as well as the continued mix shift from single course purchases to subscription purchases in our Consumer segment.
In our Enterprise segment, customer support costs and other segment items were generally consistent with those costs incurred the same period in the prior year. In our Consumer segment, other segment items, comprised of payment processing fees and hosting costs, decreased by $0.8 million as compared to the same period in the prior year.
Gross margin was 66% for the nine months ended September 30, 2025, compared to 62% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment and subscription offerings, and the impact of breakage revenue as discussed above.
Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$81,512	$85,997	$(4,485)	(5)%	$243,832	$260,288	$(16,456)	(6)%
Research and development	25,581	32,976	(7,395)	(22)%	76,900	96,607	(19,707)	(20)%
General and administrative	21,937	22,266	(329)	(1)%	68,776	74,299	(5,523)	(7)%
Restructuring charges	—	11,275	(11,275)	n/m	1,578	11,275	(9,697)	(86)%
Total operating expenses	$129,030	$152,514	$(23,484)	(15)%	$391,086	$442,469	$(51,383)	(12)%
n/m - not meaningful
Sales and marketing. Sales and marketing expenses for the three months ended September 30, 2025 were $81.5 million, compared to $86.0 million for the same period in the prior year. The $4.5 million decrease in sales and marketing expense was primarily due to a $4.0 million decrease in direct marketing costs, a $1.5 million decrease in stock-based compensation expense, and a $1.4 million decrease in personnel-related expenses. These decreases were partially offset by a $1.6 million increase in amortization of deferred contract costs.

Sales and marketing expenses for the nine months ended September 30, 2025 were $243.8 million, compared to $260.3 million for the same period in the prior year. The $16.5 million decrease in sales and marketing expense was primarily due to a $10.0 million decrease in direct marketing costs, a $6.8 million decrease in personnel-related expenses, and a $5.5 million decrease in stock-based compensation expense. These decreases were partially offset by a $4.5 million increase in amortization of deferred contract costs.
Research and development. Research and development expenses for the three months ended September 30, 2025 were $25.6 million, compared to $33.0 million for the same period in the prior year. The $7.4 million decrease was primarily due to a $5.5 million decrease in personnel-related expenses and a $2.2 million decrease in stock-based compensation expense.
Research and development expenses for the nine months ended September 30, 2025 were $76.9 million, compared to $96.6 million for the same period in the prior year. The $19.7 million decrease was primarily due to a $12.9 million decrease in personnel-related expenses and a $6.5 million decrease in stock-based compensation expense.
General and administrative. General and administrative expenses for the three months ended September 30, 2025 were $21.9 million, compared to $22.3 million for the same period in the prior year. The $0.3 million decrease was primarily due to a $1.4 million decrease in stock-based compensation expense, which was partially offset by an increase of $0.4 million in charges for indirect tax reserves, and a $0.3 million increase in professional services in support of ongoing operations.
General and administrative expenses for the nine months ended September 30, 2025 were $68.8 million, compared to $74.3 million for the same period in the prior year. The $5.5 million decrease was primarily due to $4.5 million of professional services costs incurred in 2024 that were not part of ongoing operations and a $4.6 million decrease in stock-based compensation expense. These costs were partially offset by a $1.8 million increase in current period charges to the credit losses reserve and a $1.4 million increase in professional services in support of ongoing operations.
Restructuring charges. As a result of the strategic restructuring activities announced in September 2024, we recognized zero and $1.6 million of restructuring charges during the three and nine months ended September 30, 2025, respectively. In comparison, we recognized $11.3 million in restructuring charges during the three and nine months ended September 30, 2024. The restructuring charges primarily consisted of one-time severance payments, salary and wages earned over required retention periods, and other benefits.

Total other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Other income (expense), net	(in thousands, except percentages)
Interest income	$3,784	$4,732	$(948)	(20)%	$11,022	$15,655	$(4,633)	(30)%
Interest expense	(350)	504	(854)	(169)%	(485)	424	(909)	(214)%
Other expense, net	(523)	(185)	(338)	183%	(498)	(11,077)	10,579	(96)%
Total other income, net	$2,911	$5,051	$(2,140)	(42)%	$10,039	$5,002	$5,037	101%
We recorded total other income, net of $2.9 million for the three months ended September 30, 2025, compared to total other income, net of $5.1 million for the same period in the prior year. The $2.1 million decrease in total other income, net which includes a $0.9 million decrease in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio and a $0.3 million increase in interest expense related to amortization of debt issuance costs and interest on the Company’s revolving credit facility.
We recorded total other income, net of $10.0 million for the nine months ended September 30, 2025, compared to total other income, net of $5.0 million for the same period in the prior year. The $5.0 million increase in total other income, net was primarily driven by an impairment charge of $10.3 million recognized on our strategic investments in the nine months ended September 30, 2024, which was partially offset by a $4.6 million decrease in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio.

Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Income tax provision	$1,107	$863	$244	28%	$3,177	$2,692	$485	18%
For the three months ended September 30, 2025, we recognized income tax expense of $1.1 million compared to $0.9 million for the same period in the prior year. Income tax expense for the three months ended September 30, 2025 and 2024, was primarily comprised of foreign and state taxes.
For the nine months ended September 30, 2025, we recognized income tax expense of $3.2 million, compared to $2.7 million for the same period in the prior year. Income tax expense for the nine months ended September 30, 2025 and 2024, was primarily comprised of foreign and state taxes.
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

	September 30,
	2025	2024	%
Udemy Business customers	17,111	16,848	2%
Udemy Business Annual Recurring Revenue
We disclose our UB Annual Recurring Revenue (“ARR”) as a measure of our Enterprise segment revenue growth. ARR represents the annualized value of our UB customer contracts on the last day of a given period. Only revenue from closed UB contracts with active seats as of the last day of the period are included. The increase in UB ARR was primarily driven by an increase in the number of UB customers, as well as increased average deal size in new customers, and was partially offset by churn outpacing expansion across all existing customers, although net retention among our UB Large Customers was higher.

	September 30,
	2025	2024	%

	(in thousands, except percentages)
Udemy Business annual recurring revenue	$527,154	$504,625	4%

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

	September 30,
	2025	2024
Udemy Business net dollar retention rate	93%	99%
Udemy Business Large Customer net dollar retention rate	97%	104%
Paid Consumer subscribers
We count the total number of paid Consumer subscribers at the end of each period. Paid Consumer subscribers are defined as users who had an active paid subscription to any Consumer subscription offering at the end of the last day of a given period. The count of paid subscribers does not include users who are currently on a free trial.
We believe that the number of paid Consumer subscribers and our ability to increase this metric is an important indicator of the growth of our Consumer business and future revenue and profitability trends. The increase in paid Consumer subscribers is primarily attributable to our increased focus on global subscription expansion.

	September 30,
	2025	2024	%
	(in thousands, except percentages)
Paid Consumer subscribers	294	156	88%

Monthly average buyers
A buyer is a consumer who purchases a course or subscription through our Consumer offering. We first determine the number of monthly buyers by taking the total buyers of single courses during a given month plus the total active, paid Consumer subscribers at any point in that month, adjusting for duplicate buyers that may be present in both totals. We then calculate monthly average buyers by taking an average of the monthly buyer totals over a particular period, such as a fiscal year. Our monthly average buyer count is not intended as a measure of active engagement, as not all buyers are active at any given time or over any given period. We believe that the number of monthly average buyers in a given period is an important indicator of the growth of our business and potential future revenue trends. Our monthly average buyers count is expected to fluctuate in future periods due to a number of factors, including the growth of our customer base, expansion of products and features, and our ability to retain our Consumer customers.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	%	2025	2024	%

	(in thousands, except percentages)
Monthly average buyers	1,200	1,312	(9)%	1,284	1,346	(5)%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Enterprise segment revenue	$132,802	$126,123	$389,847	$364,319
Enterprise segment adjusted gross profit	$100,052	$92,793	$293,564	$264,675
Enterprise segment adjusted gross margin	75%	74%	75%	73%
Consumer segment revenue	$62,878	$69,294	$206,012	$222,304
Consumer segment adjusted gross profit	$35,742	$37,610	$118,195	$122,323
Consumer segment adjusted gross margin	57%	54%	57%	55%
For the three months ended September 30, 2025, the increase in Enterprise segment adjusted gross margin was primarily due to the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which was effective on January 1, 2025. The mix of other segment items allocable to the Enterprise segment as a percentage of Enterprise revenue were generally consistent when compared to the same period in the prior year.
For the three months ended September 30, 2025, the increase in Consumer segment adjusted gross margin was primarily due to the relative increase in consumer subscriptions as a percentage of total Consumer revenue, the reduction in instructor revenue share from 20% to 17.5% for consumer subscriptions, and the impact of breakage revenue as discussed above.

For the nine months ended September 30, 2025, the increase in Enterprise segment adjusted gross margin was primarily due to the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which was effective on January 1, 2025. The mix of other segment items allocable to the Enterprise segment as a percentage of Enterprise revenue were generally consistent when compared to the same period in the prior year.
For the nine months ended September 30, 2025, the increase in Consumer segment adjusted gross margin was primarily due to the relative increase in consumer subscriptions as a percentage of total Consumer revenue, the reduction in instructor revenue share from 20% to 17.5% for consumer subscriptions, and the impact of breakage revenue as discussed above.
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

The following table provides a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,642	$(25,271)	$6,136	$(75,424)
Adjusted to exclude the following:
Interest income	(3,784)	(4,732)	(11,022)	(15,655)
Interest expense	350	(504)	485	(424)
Income tax provision	1,107	863	3,177	2,692
Depreciation and amortization	6,139	6,340	19,285	19,515
Stock-based compensation expense	18,294	23,402	53,681	70,424
Other expense, net	523	185	498	11,077
Restructuring charges	—	11,275	1,578	11,275
Adjusted EBITDA	$24,271	$11,558	$73,818	$23,480
The following table provides a reconciliation of net income (loss) margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$195,680	$195,417	$595,859	$586,623
Net income (loss)	$1,642	$(25,271)	$6,136	$(75,424)
Net income (loss) margin	1%	(13)%	1%	(13)%
Revenue	$195,680	$195,417	$595,859	$586,623
Adjusted EBITDA	$24,271	$11,558	$73,818	$23,480
Adjusted EBITDA margin	12%	6%	12%	4%
Net income (loss) increased by $26.9 million and $81.6 million during three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase in net income (loss) was driven by the reduction in the instructor revenue share for all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment and subscription offerings, decreases in direct marketing and stock-based compensation costs, and lower personnel costs as a result of our operational efficiency initiatives. Additionally, during the nine months ended September 30, 2024, we recognized $10.3 million of impairment charges on our strategic investments and $4.5 million of professional services costs that were not part of ongoing operations, whereas there was no such activity during the nine months ended September 30, 2025.
Adjusted EBITDA increased by $12.7 million and by $50.3 million during three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase in adjusted EBITDA was driven by the reduction in the instructor revenue share for all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment and subscription offerings, decreases in direct marketing costs, lower personnel costs as a result of our operational efficiency initiatives, and the professional services costs that were not part of ongoing operations as discussed above.
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

We expect our free cash flow to generally increase in the near term due to our operational efficiency initiatives. We expect our purchases of property and equipment to vary based on the timing of leasing activities and renovations to our office real estate portfolio. We anticipate that our capitalized software costs may fluctuate in future periods based on the nature and timing of investments in our platform and new offerings. The timing of our operating expenses may cause free cash flow to vary from period to period as a percentage of revenue.
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$15,731	$(6,100)	$72,144	$43,461
Less: purchases of property and equipment	(620)	(562)	(5,281)	(1,116)
Less: capitalized software costs	(3,025)	(3,536)	(8,676)	(10,247)
Free cash flow	$12,086	$(10,198)	$58,187	$32,098
Our free cash flow increased for the three months ended September 30, 2025, compared to the same period in the prior year primarily due to increases in our cash provided by operating activities due to the increase in net income. Our free cash flow increased for the nine months ended September 30, 2025, compared to the same period in the prior year, primarily due to increases in our cash provided by operating activities due to the increase in net income, offset by the timing of certain working capital assets and liabilities, including accounts payable, accrued expenses and other liabilities activities, due to restructuring costs accrued for in prior periods, and deferred revenue.

Liquidity and capital resources
As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents and restricted cash of $237.0 million, marketable securities of $135.3 million, and $200.0 million of available capacity under a revolving credit facility. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $1.1 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.
In May 2025, we entered into a credit agreement with Citibank and certain other financial institutions. The revolving credit facility established by this agreement provides us with revolving commitments in an aggregate principal amount of $200.0 million, all of which were undrawn as of September 30, 2025. The revolving credit facility matures in May 2030. Refer to Note 6 – Debt for additional details.
As of September 30, 2025, there have been no material changes to our commitments and contractual obligations, in comparison to those set forth in our Annual Report, that occurred outside the ordinary course of business. Refer to Note 7 – Leases and Note 8 – Commitments and contingencies in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, for our outstanding commitments and contractual obligations as of September 30, 2025.
As discussed above, we committed to a restructuring plan in September 2024. As a result, we have incurred cash-based restructuring charges, primarily consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits. The restructuring plan was substantially completed as of March 31, 2025, though we incurred immaterial restructuring charges and made cash payments related to the plan through the third quarter of 2025. As of September 30, 2025, all outstanding liabilities incurred as a result of the plan had been settled.
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

Use of funds
Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $798.9 million as of September 30, 2025. We have historically incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$72,144	$43,461
Investing activities	15,790	14,204
Financing activities	(42,866)	(161,500)
Effect of foreign exchange rates on cash flows	169	61
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,237	$(103,774)
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
For the nine months ended September 30, 2025, cash provided by operating activities was $72.1 million, primarily consisting of our net income of $6.1 million, adjusted for non-cash charges of $125.3 million and net cash outflows of $59.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $49.5 million increase in deferred contract costs, a $9.3 million decrease in accounts payable, accrued expenses and other liabilities, a $6.8 million increase in prepaid expenses and other assets, and a $5.3 million decrease in content costs payable. These changes were partially offset by a $8.8 million decrease in accounts receivable.
For the nine months ended September 30, 2024, cash provided by operating activities was $43.5 million, primarily consisting of our net loss of $75.4 million, adjusted for non-cash charges of $143.3 million and net cash outflows of $24.4 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $19.9 million increase in deferred revenue, a $6.0 million increase in accounts payable, accrued expenses and other liabilities, and a $10.4 million decrease in accounts receivable, as cash collections from customers outpaced new billings. These changes were offset by a $46.6 million increase in deferred contract costs, due to continued expansion in our Enterprise business, a $5.5 million increase in prepaid expenses and other assets, a $4.0 million decrease in content costs payable, and $4.5 million in outflows due to changes in our operating lease liabilities.
Net cash provided by operating activities increased by $28.7 million for the nine months ended September 30, 2025, compared to the same period in the prior year, primarily due to the increase in net income, which was partially offset by the timing of changes in certain operating assets and liabilities, including accounts payable, accrued expenses and other liabilities activities, which includes restructuring costs accrued for in prior periods, and deferred revenue.

Investing activities
For the nine months ended September 30, 2025, net cash provided by investing activities was $15.8 million, primarily as a result of $169.1 million of proceeds received from the maturity of marketable securities, which was partially offset by $137.8 million in purchases of marketable securities, $8.7 million related to capitalized software costs, $5.3 million in purchases of property and equipment, and $1.5 million for payments related to asset acquisitions.
For the nine months ended September 30, 2024, net cash provided by investing activities was $14.2 million, primarily as a result of $265.4 million of proceeds received from the maturity of marketable securities, which were partially offset by $239.8 million in purchases of marketable securities and $10.2 million related to capitalized software costs.
Financing activities
For the nine months ended September 30, 2025, net cash used in financing activities was $42.9 million, primarily driven by $29.2 million in repurchases of common stock, $14.8 million in taxes paid related to net share settlement of employee equity awards, and payments of debt issuance costs of $1.4 million. This was partially offset by $2.6 million of proceeds from issuances of common stock under our employee stock purchase plan.
For the nine months ended September 30, 2024, net cash used in financing activities was $161.5 million, driven by $141.6 million in repurchases of common stock and $25.4 million in taxes paid related to net share settlement of employee equity awards. This was partially offset by $4.5 million of proceeds from issuances of common stock under our employee stock purchase plan.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of September 30, 2025 we had $235.9 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $135.3 million of marketable securities, consisting of investments in various U.S. government securities. We had $1.1 million of restricted cash, primarily consisting of cash deposited with financial institutions held as collateral for our obligations under various facility leases.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of September 30, 2025, or interest income earned from our portfolio during the three and nine months ended September 30, 2025.
We are subject to market risk exposure related to changes in interest rates on borrowings under our revolving credit facility. Interest on borrowings under the revolving credit facility is based on Term SOFR or alternate base rate, in each case plus an applicable margin. At September 30, 2025, we had no borrowings outstanding under the revolving credit facility. We did not hold any debt during the three and nine months ended September 30, 2025 or 2024.
Foreign currency risk
The Company’s reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the three and nine months ended September 30, 2025 or 2024.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We reported net income (loss) of $6.1 million and $(75.4) million during the nine months ended September 30, 2025 and 2024, respectively, and, as of September 30, 2025, we had an accumulated deficit of $798.9 million. We may incur losses in the near-term as we continue to make targeted investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures may make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business.
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of September 30, 2025, we had relationships with more than 85,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform—and consequently a significant portion of our revenue—is attributable to a limited number of our instructors. Instructors may unpublish content or choose to leave the Udemy platform altogether, subject to certain contractual limitations, for a variety of reasons. For example, in November 2023 we announced changes to our instructor revenue share model, the first and second rate adjustments of which became effective at the beginning of 2024 and 2025, respectively; these changes, together with any future changes we may announce in the future, could result in instructor attrition. Although we do not believe the loss of any one instructor would materially impact our business, significant attrition by multiple instructors, as well as any failure to attract additional instructors or source replacement content as needed, could adversely affect our ability to provide high-quality, engaging, and relevant content for one or more subject matters, slow the pace at which we provide such content, and reduce the attractiveness of our platform to learners and customers, any of which could negatively impact our business, financial condition, and results of operations.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 68% and 65% of total revenue during the three months ended September 30, 2025 and 2024, respectively, and 65% and 62% of total revenue during the nine months ended September 30, 2025 and 2024, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, customers’ spending levels, sufficient adoption of our platform by our customers’ constituents, and customers’ satisfaction with new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
We operate in a highly competitive market, and we may not be able to compete successfully against current and future competitors.
We operate in a highly competitive environment, as the market for online learning is relatively new, fragmented, and rapidly evolving, with limited barriers to entry. We compete for learners, enterprise customers, and instructors:
•Learners: We compete for learners based on our course catalog, instructors, and learning tools (including AI-powered features).
•UB customers: We compete for customers based on our up-to-date content, the breadth and depth of that content across the full range of core business functions, and advanced product features and integrations that optimize self-paced learning and enable organizations to effectively drive programmatic learning.
•Instructors: We compete for instructors based on our ability to promote monetization opportunities.

Our competition includes corporate training offerings, direct-to-consumer training offerings, specialized content training offerings, and free online resources used to gather and share knowledge and skills. Increasingly, we also face competition from large language models (“LLMs”) and other generative AI offerings that can provide on-demand, conversational responses to user queries, generate customized learning content, or aggregate and summarize educational materials. These LLM-based solutions, which may be offered by both established technology companies and new entrants, are emerging as an alternative to other online learning modalities.
We expect both existing competitors and new entrants to the online learning market to continually evolve and improve their business models. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. The emergence of enhanced generative AI capabilities could provide competitors with an advantage. For example, as LLMs and generative AI platforms become more capable, organizations and individuals may increasingly rely on these technologies to perform tasks directly, which could potentially reduce the need for human learning or training altogether. Several new and existing companies in the online education industry provide or may provide offerings similar to what we offer on our platform, and, despite any exclusivity arrangements we have with our instructors, these companies may nonetheless pursue relationships with our instructors that may reduce, or stop altogether, the content our instructors produce for our platform. In addition, enterprise customers may choose to continue using or develop their own online learning or training solutions in-house rather than pay for our platform.
We believe that our ability to successfully compete depends on a range of factors, both within and beyond our control, including:
•the availability or development of alternative online learning platforms that are more compelling to learners, instructors, or organizations than ours;
•changes in pricing policies and terms offered by our competitors or by us, including changes to our instructor revenue sharing model;
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
Our future success depends in part on the future growth in the demand for online learning solutions. We expect that broader societal and macroeconomic conditions, including inflation, interest rates, general economic uncertainty, and the prevalence of remote or hybrid work, will influence the further development of the online learning market and the growth rate of remote, online and asynchronous learning and training solutions such as ours. The emergence and increasing adoption of LLMs and other generative AI technologies may also impact demand for online learning solutions, as these technologies could enable organizations and individuals to rely on AI systems to perform tasks directly, potentially reducing the need for human learning or training altogether. In addition, the rate at which online learning solutions are adopted by learners or UB customers may also depend on a variety of factors specific to individual learners or UB customers, such as budget constraints and training needs. Consequently, it is difficult to predict demand for and continued use of our platform by learners, instructors, and UB customers, the rate at which existing learners and instructors expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Even if market demand for online learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced learner and customer spending, reduced engagement from instructors, attrition by learners, instructors, and UB customers, and decreased revenue, any of which would adversely affect our business, financial condition, and results of operations.
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
We have in the past, and expect that we may in the future, need to change the pricing, subscription, and contract models for our platform’s offerings from time to time. As the market for our learning platform develops, as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new learners or UB customers at the same price or based on the same pricing or subscription models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we introduce new products, or improve existing ones, we may not be successful in developing appealing pricing, subscription and contract models for these products. Decisions we make may also impact the mix of adoption among our offerings, including the mix between subscription- and transaction-based offerings, and negatively impact our overall revenue and results. Changes to our pricing, subscription, or contract models may also result in increased customer churn, reduced customer lifetime value, or lower overall engagement with our platform. Competition may also require us to make substantial price concessions. Moreover, our consumer pricing model and methodology has been, and may in the future become, subject to legal challenge under applicable federal or state laws, regulations, and guidelines relating to promotional pricing practices. Our results of operations may be adversely affected by any of the foregoing, and consequently we may have increased difficulty achieving or maintaining profitability.
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
Our business and operations could be materially and adversely affected by catastrophic events, such as earthquakes, floods, fires, telecommunications failures, power losses, break-ins, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, inclement weather and public health emergencies. In particular, our corporate headquarters are located in San Francisco, California, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If catastrophic events were to cause damage to our properties or interrupt our operations, our results of operations would suffer. Global climate change may result in natural disasters, such as drought, wildfires, severe storms, flooding, and heat waves, occurring more frequently or with greater intensity, which could result in greater physical risk to our business and operations as well as more significant indirect impacts to our business due to supply chain disruption and market volatility. We may not be able to effectively adapt our operations to avoid disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.

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
We depend on the continued services and performance of our senior management team, key technical employees, and other key personnel. Although we have entered into employment agreements with senior management team members, each of them may terminate their employment with us at any time or not be able to perform the services we require in the future. We do not maintain “key person” insurance for any of our executives or other employees. Similarly, third parties may attempt to encourage our senior management team or other key employees to leave for other employment. The loss of one or more of the members of our senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale and significantly harm our business. Some members of our senior leadership team, such as our Chief Executive Officer and Chief Technology Officer, have been with our company for a short period of time.
From time to time we have experienced, and may continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. The companies with which we compete for qualified employees may have greater resources than we have and may offer compensation packages that are perceived to be better than ours. We use restricted stock units and performance-based restricted stock units, among other things, to help attract and retain employees; however, if our stock price performs poorly, these equity incentives may not be sufficient to achieve these goals. Additionally, changes in our compensation structure, workforce reductions and other cost reduction efforts (including our ongoing operational efficiency initiatives) may be negatively received by employees and result in attrition or recruiting difficulties.
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
We generated 61% and 60% of our total revenue outside of North America during the three months ended September 30, 2025 and 2024, respectively, and 61% and 60% of our total revenue outside of North America during the nine months ended September 30, 2025 and 2024, respectively. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
We self-insure for certain medical benefits, up to certain stop-loss limits. We accrue these costs based on known claims and estimates of incurred but not reported claims. Our actual liabilities may exceed our estimates of losses. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, which could cause us to record additional expenses.
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
The United Kingdom maintains a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up to 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law is subject to uncertainty. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, generally permitting personal data transfers from the European Economic Area (the “EEA”) to the United Kingdom. This adequacy determination must, however, be renewed after December 2025 and is subject to modification or revocation. In June 2025, the United Kingdom adopted the Data (Use and Access) Act 2025 (the “DUAA”), which amends and supplements the U.K. GDPR and is expected to become fully effective by June 2026. We cannot fully predict whether or how the DUAA will impact the European Commission’s adequacy determination with the respect to the United Kingdom, nor how the United Kingdom’s data protection regime may continue to develop. The European Commission has proposed to renew the United Kingdom’s adequacy decision after assessing the DUAA, but additional procedural steps remain, creating some uncertainty regarding such decision. Changes with respect to any of these matters may lead to additional costs and increase our risk exposure.

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
We may also become subject to new laws regulating non-personal information. For example, the European Union's Data Act (the “EDA”) requires data and cloud service interoperability, mandates switching capabilities that allow users to change cloud service providers without undue delay or cost, and establishes requirements for cross-border transfers of and governmental access to non-personal information outside the EEA.

We may need to adjust our business practices, contractual arrangements, or services based on how the EDA and similar laws are implemented and interpreted, which may result in additional costs, contract renegotiations, and operational disruption. These changes could adversely affect our revenue and results of operations, especially if they result in impacts to customer subscription terms. Because the full scope and enforcement of these requirements remains uncertain, the potential impact on our business is difficult to predict.
Federal, state, and foreign laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, protection, and other processing of certain types of data continue to evolve. These laws and regulations are subject to varying enforcement as well as new and changing interpretations by courts, which may result in different or inconsistent obligations. These laws or regulations, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations, that require enhanced protection of certain data or new obligations, could greatly increase the cost of providing our platform, require significant changes to our data processing practices and other aspects of our operations, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
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
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the nine months ended September 30, 2025, 26% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Similarly, we incur expenses in multiple currencies. As a result, fluctuations in the value of the U.S. dollar against these foreign currencies may result in negative impacts to our revenue, costs and profit margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
As of September 30, 2025, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 51% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
In September 2025, our board of directors authorized a share repurchase program, pursuant to which we may repurchase up to a total of $50 million of our common stock, subject to certain limitations. As of September 30, 2025, we repurchased approximately $28.3 million in shares of our common stock pursuant to the share repurchase program. We have funded all repurchases under this program with existing cash and cash equivalents, and expect to do so for future activity under this plan. Under the program, share repurchases may be made at our discretion from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The timing and amount of repurchases under the program will be determined by our management based on its evaluation of market conditions and other factors. Our board of directors may review the program periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. Additionally, recent U.S. tax legislation imposes a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
Our board of directors has approved a share repurchase program with authorization to purchase up to $50 million of Udemy common stock. Pursuant to this program, we may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The repurchase program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.

The following table presents details of our monthly share repurchases for the third quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be repurchased under the program (in thousands)
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	—	—	—	—
September 1, 2025 - September 30, 2025	4,098,191	6.91	4,098,191	21,676
Total	4,098,191	$6.91	4,098,191	$21,676
Unregistered Sales of Equity Securities
None.
Working Capital Restrictions and Other Limitations on the Payment of Dividends
Our revolving credit facility includes certain limitations on our ability to pay cash dividends. For additional details, refer to Note 6 – Debt in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 16, 2025	8-K	001-40956	3.1	June 18, 2025

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40956	3.2	February 27, 2023

10.1*+	Employment Agreement between Udemy Canada ULC and Ozzie Goldschmied

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

Udemy, Inc.

Date: October 29, 2025	By:	/s/ Hugo Sarrazin
Hugo Sarrazin
President and Chief Executive Officer

Date: October 29, 2025	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer