Form 10-K
period 2025-12-31
Udemy, Inc.
filed 2026-02-19
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)
.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐    No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2025, the aggregate market value of its shares held by non-affiliates was approximately $778.9 million.
As of February 13, 2026, 145,421,510 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2026 annual meeting of stockholders, if such definitive proxy statement is filed not later than 120 days after the registrant's fiscal year ended December 31, 2025. If such definitive proxy statement is not filed within such period, then the registrant will file an amendment to this Form 10-K on or before April 30, 2026, to include the information that would otherwise be incorporated by reference.

Summary of risk factors
Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition, or prospects:
•The pendency of our Merger (as defined below) with Coursera, Inc., or the failure to complete the Merger in a timely manner or at all, could adversely affect our business, financial condition, results of operations and stock price.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition and results of operations.
•Litigation relating to the Merger, if any, could result in an injunction preventing the completion of the Merger and/or substantial costs.
•As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company following the Merger, and as a result, key employees may depart.
•As a result of the pending Merger, certain learners, instructors, UB customers and other business partners may decide not to do business with us or change their relationship with us.
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
•Our growth may not be sustainable and depends on our ability to attract new learners, instructors, and organizations and retain existing ones.
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
•Our revolving credit facility contains customary affirmative and negative covenants, including financial covenants, that may limit our operating flexibility.
•The market for online learning solutions is relatively new and may not grow as we expect, which may harm our business, financial condition, and results of operations.
•Adherence to our values and our focus on long-term sustainability may negatively impact our short- or medium-term financial performance.
•Failure to effectively leverage our strategic partnerships to market and sell our products could impact our ability to increase brand awareness and grow our revenue.
•We operate internationally and we plan to continue expanding our international operations, which exposes us to risks inherent in international operations.
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
•our proposed Merger with Coursera, Inc. (“Coursera”), and the expected timing and benefits of the proposed Merger, including our results of operations and financial condition during the pendency of the Merger and following the Merger (including relating to potential synergies);
•expenses, costs and fees relating to both our proposed Merger with Coursera and the potential termination of the Merger, including in connection with regulatory approvals, the impact of litigation, stockholder approvals and other requisite approvals to complete the Merger, the impact of the Merger on our management, employees and business relationships and potential termination fees under certain circumstances if the merger is not completed;
•our expectations regarding our financial and operating performance, including our expectations regarding our revenue, costs, number of Udemy Business (“UB”) customers, UB Annual Recurring Revenue, UB Net Dollar Retention Rate, UB Large Customer Net Dollar Retention Rate, paid Consumer subscribers, monthly average buyers, segment revenue, segment adjusted gross profit, adjusted EBITDA, adjusted EBITDA margin, and free cash flow;
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
Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks
ii

and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
About Udemy
Udemy is a global learning company, which underwent a strategic transformation in 2025. Udemy’s AI-powered skills acceleration platform empowers organizations and individuals with flexible, measurable, and outcome-driven learning experiences. Udemy’s learning marketplace enables tens of thousands of instructors to develop, distribute and enhance content that reaches Udemy’s broad global audience of nearly 84 million learners. Udemy leverages technology, including artificial intelligence (“AI”), as well as data and insights, including proprietary Role Play technology and Model Context Protocol (“MCP”) capabilities, to deliver personalized, immersive and effective learning experiences that demonstrate proven skill development and career advancement outcomes. We curate our highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer engaging and effective learning for all employees, immersive laboratory-style learning for tech teams and cohort-based learning focused on leadership development.
In today’s rapidly evolving labor environment, there are two key trends currently reshaping the future of work: the rise of the skills-based organization and the application of generative AI. By leveraging our comprehensive learning solutions and strategic customer success approach, we believe we are uniquely positioned to empower organizations with the tools to build a future-ready workforce, increase employee engagement and retention, and achieve critical business outcomes, while also helping individuals to achieve career goals. We believe that our AI-powered platform, combined with our subscription-first business model and demonstrated ability to deliver measurable outcomes, positions Udemy as a critical partner for organizations and individuals navigating the global AI-driven workforce transformation.
As automation and technological innovation accelerates changes in the workforce, there is a growing need to offer more flexible training to continuously re-skill and upskill workforces to keep up with the pace of change. Skills are becoming increasingly important for the way organizations are defining work, deploying talent, managing careers, and valuing employees. As skills required for most professional roles evolve or become obsolete overtime, developing a culture of continuous learning and improvement has never been more critical. A recent study by the World Economic Forum found that approximately 80% of employers plan to reskill and upskill their existing workers over the next five years to work better alongside AI, while workers can expect that approximately 40% of their existing skill sets will be transformed or become outdated over the same period. The study also found that 60% of global professionals will need new skills by 2030, which we believe creates an unprecedented market opportunity for AI-powered platforms like Udemy that can deliver rapid, measurable skill development at scale.
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
Udemy has positioned itself at the forefront of AI-driven workforce transformation. With more than 5,500 courses focused on developing generative AI skills and AI-powered learning capabilities, we are uniquely positioned to help organizations navigate the reality that significant portions of their workforce will need new skills in the coming years.
Udemy’s AI-first strategy includes:

•Learning Acceleration: AI-powered personalization that reduces time-to-competency through adaptive learning paths
•Outcome Measurement: AI-driven analytics that demonstrate tangible skill development and ROI, including career advancement and certifications
•Workflow Integration: Capabilities that embed learning directly into enterprise workflows.
Key AI innovations include:
•AI Role Play technology enabling immersive, scenario-based learning for sales, customer service, and leadership development.
•MCP server allowing enterprises to integrate Udemy’s learning platform into their internal LLMs (e.g., ChatGPT, Claude).
•AI-assisted content creation tools that enable our 90,000+ instructors to rapidly develop and update courses.
•Personalized learning paths that adapt in real-time to individual and organizational skill gaps
In 2025, we began transforming our revenue model to prioritize predictable, high-value subscription products. For the full year 2025, 72% of total revenue was derived from subscriptions, up from 66% in 2024.
Our global platform supports learners, instructors and enterprise customers. Udemy enables learners to gain the knowledge and skills they need to attain in-demand jobs, further their career, and improve their well-being. Our library of more than 290,000 free and paid courses is created by over 90,000 instructors and covers a wide range of topics, including technology, business and soft skills, and personal development. Our marketplace encourages engagement between learners and instructors, including course enrollment, consumption and Q&As. The volume and frequency of this engagement allows us to generate meaningful insights and provide real-time feedback and analytics for our instructors and enterprise customers.
Udemy leverages AI and machine learning throughout its platform. Our AI capabilities now extend beyond content recommendation to include career pathway guidance and enterprise workflow integration through our MCP server.
Udemy’s marketplace addresses the evolving needs of learners across the globe by providing access to a wide range of high-quality and relevant content in local languages. Instructors around the world have created courses in 78 languages, resulting in over 40% of the courses on our platform being in non-English languages as of December 31, 2025. Our learners benefit from the local context provided by native language instructors, further enhancing the learner experience.
Udemy’s differentiated feedback loops enable instructors to gain insights directly from learners that help to improve the quality and relevance of content, and our platform is designed to facilitate instructors making frequent, real-time updates to their courses. On average, top courses were updated five times by top instructors on Udemy in 2025.
Udemy is powered by a flywheel effect where instructors are encouraged to create relevant, high-quality content that attracts more learners and Udemy Business customers to the platform. More learners on our platform results in a larger audience, compelling data and insights, and greater potential earnings for instructors, which in turn incentivizes more course creation and also attracts additional instructors to the platform. This flywheel resulted in an average of over 6,300 new courses added to our platform monthly during 2025. In 2025, instructors collectively earned $168 million. Udemy’s top 11 instructors each earned more than $1 million, and nearly 1,600 instructors earned more than the average annual income in their home country.
Udemy Business offers organizations access to over 33,000 of the highest rated on-demand courses from our marketplace across 16 languages, enhanced with AI-powered personalization, skills gap analysis, and outcome measurement that demonstrates tangible ROI to enterprise customers. The range and volume of our content enables employees to support their career growth with the most relevant and effective courses and real-world skills development, and organizations across the globe to reskill and upskill their workforce.
By offering Udemy’s enterprise customers access to innovative learning tools, including AI Role Play technology, MCP server integration, Skills Mapping and AI-powered learning paths, Udemy is helping organizations build AI-ready workforces that deliver measurable business outcomes including improved employee retention, faster time-to-productivity, and increased innovation capability.

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
Recent developments
On December 17, 2025, we entered into an Agreement and Plan of Merger (as it may be amended, modified, supplemented or waived from time to time, the “Merger Agreement”) with Coursera, under which Coursera will combine with Udemy in an all-stock transaction (the “Merger”). Under the terms of the Merger Agreement, Udemy stockholders will receive 0.800 shares of common stock, par value $0.00001 per share, of Coursera (“Coursera Common Stock”) for each share of our common stock. Upon the closing of the Merger, existing Coursera stockholders are expected to own approximately 59% and existing Udemy stockholders are expected to own approximately 41% of the combined company, on a fully diluted basis.
The completion of the Merger is subject to the satisfaction of certain customary conditions set forth in the Merger Agreement, including, but not limited to: (i) adoption of the Merger Agreement by Udemy’s stockholders, (ii) approval of the issuance of the shares of Coursera Common Stock and an amendment of Coursera’s amended and restated certificate of incorporation to increase the number of authorized shares of Coursera Common Stock thereunder by Coursera’s stockholders; (iii) authorization for listing of the shares of Coursera Common Stock to be issued in the Merger on NYSE, subject to official notice of issuance; (iv) the expiration or termination of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (on February 9, 2026, the Federal Trade Commission granted early termination of the waiting period under the HSR Act), and the receipt of certain other required regulatory approvals; and (v) effectiveness of the registration statement on Form S-4 for the Coursera Common Stock to be issued in the Merger. In addition, Udemy’s obligation to complete the Merger is also subject to the receipt by Udemy of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Merger Agreement includes certain customary termination rights for the Udemy and Coursera. Upon termination of the Merger Agreement in certain circumstances, Udemy or Coursera may be required to pay the other party a termination fee of $40.5 million.
The Merger is expected to close by the second half of 2026, subject to the satisfaction of the closing conditions.
The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 of this Annual Report on Form 10-K.
Our business model
Udemy has two symbiotic operating and reportable segments: Enterprise, or Udemy Business (66% of 2025 revenue), and Consumer, or our direct-to-consumer marketplace (34% of 2025 revenue). Udemy’s differentiated business model, compelling revenue share incentive and access to nearly 84 million learners attracts instructors from around the world. The Udemy Consumer marketplace consists of more than 290,000 courses in 78 languages. Millions of people learn on the Udemy platform from real-world experts in topics ranging from technology, business and soft skills, to personal development. Learners can purchase lifetime access to individual courses or subscribe through monthly and annual plans, which offer unlimited access to more than 28,000 of Udemy’s top-rated courses, including AI skills pathways, career specific journeys, and certification preparation programs. Udemy’s marketplace also offers approximately 28,000 free courses, which are an important source of conversion to paid enrollments.
Udemy’s global content engine powers Udemy Business with the highest-rated content from our marketplace, innovative AI-powered learning capabilities, and organic new business leads. Udemy Business enables organizations around the world to offer on-demand learning for all employees, immersive learning for technology teams, and cohort learning for business leaders. Built for businesses striving to be at the forefront of innovation and those utilizing the latest technologies, Udemy Business offers fresh, relevant learning that can be accessed around the world at any time. By leveraging Udemy’s integrated learning solutions and strategic customer success support, businesses are equipped with the tools to reskill and upskill their workforce, increase employee engagement, and achieve critical business outcomes in an efficient and cost-effective manner. As of December 31, 2025, Udemy Business offers global companies annual or multi-year subscription access on a per-seat basis to a collection of more than 33,000 courses in 15 local languages, in addition to English. Udemy

Business provides access to its platform through Team and Enterprise subscription plans and offers the ability to add on Udemy Business Pro services. Organizations looking to build leadership capabilities can separately purchase a subscription to our cohort learning development platform.
Our platform and product offerings
Udemy’s platform provides individual learners and organizations all over the world with access to high-quality and relevant content created by instructors across technology, business and soft skills, and personal development topics. Our platform is purpose-built to empower instructors with data insights, AI-assisted content creation tools, and innovative technology to deliver measurable outcomes that directly support career advancement for individuals and tangible business outcomes for organizations. Our products are designed to deliver measurable incremental value, which ultimately creates upselling or expansion opportunities. Udemy generates revenue through the following product offerings:
•Per Course. Individual learners can purchase one of the more than 290,000 courses available on the Udemy marketplace to obtain lifetime access to that digital course content after enrollment. Individual course purchases also include access to interactive learning tools such as quizzes, exercises, and the ability to ask questions and engage with the instructor directly. Pricing is optimized for each individual course and by region.
•Subscriptions. Udemy Business offers seat-based subscription plans, including Team Plan, Enterprise Plan, and Leadership Academy, as well as the Udemy Business Pro add-on service. Udemy Business subscription plans are offered as annual and multi-year subscriptions with pricing based on volume and functionality. Individual learners can purchase a monthly or annual Personal Plan subscription with access to more than 28,000 courses across hundreds of professional and personal skills, AI-powered career pathways, and certification preparation programs. Monthly and annual Personal Plan subscription pricing vary by region.
•Professional Services. Udemy Business customers may elect to engage us to provide professional services that support the cohort learning experience, as well as learning architecture development and skills mapping.
•AI Transformation Packages: In 2025, Udemy launched specialized AI-specific enterprise packages including an AI Readiness program designed to bring entire organizations up to AI fluency, and an AI Growth program that delivers advanced training for technical teams and leadership.
Consumer
Udemy’s direct-to-consumer marketplace, which is a destination for on-demand content taught by expert instructors in their respective fields. Our platform is designed to meet the needs of our audience of more than 84 million learners and over 90,000 instructors that come to us for professional and personal skills development. Our global marketplace serves as a testing ground for content before the best - as determined by learner ratings and reviews - are selected for inclusion in the Udemy Business portfolio. It also serves as an organic lead generation channel.
Udemy analyzes platform data to better understand learners' needs and deliver personalized recommendations for the best courses and learning paths. Learners can access content from numerous local experts from around the world and in their preferred language. Udemy provides a comprehensive and immersive learning experience through tests, Q&As, and other interactive activities.
In 2025, we transformed our consumer business with a subscription-first strategy that delivers superior outcomes for learners and improved unit economics for Udemy. When subscribed to a Personal Plan, an individual learner will have unlimited access to the curated subscription content during the subscription term, including immersive learning experiences such as Role Play scenarios, practice tests, certification pathways and coding exercises.
Udemy Business
Global organizations recognize the need for upskilling and reskilling capabilities to ensure their workforce is agile, resilient and competitive in a rapidly changing environment. Many business leaders around the world believe the need for new skills is their largest business challenge and, for employees, opportunities for development have become an important factor that determines workplace satisfaction. Hybrid work, distributed teams and the rapid pace of change mean organizations can no longer rely on in-person training alone. As a result, organizations must leverage digital and hybrid learning experiences to scale skills acquisition. Our go-to-

market approach is focused on understanding our customers’ business needs and developing learning strategies so they can achieve organizational goals. We build deep, trusted customer relationships at all levels with a specific focus on the C-suite, and our engagements support AI-powered upskilling and reskilling that deliver measurable business outcomes across hybrid and remote workplaces. With our dynamic product portfolio from on-demand and immersive learning to a tailored cohort experience for leadership development, Udemy Business supports skill development at all levels of the organization. We continue to make investments in our global partner ecosystem and technology integrations to support direct and indirect revenue channels that help enable us to scale with agility across the global marketplace while delivering meaningful ROI to enterprise customers.
Udemy has curated more than 33,000 of the most highly-rated and relevant courses for in-demand skills from its extensive content collection on its marketplace to meet the needs of its Udemy Business customers in over 150 countries. Udemy Business features collections in 15 local languages, in addition to English. Non-English content accounts for more than 50% of the Udemy Business course collection. Local language courses are taught by native speakers with local context, making the content and learning experience more relevant and effective. These collections are a key competitive differentiator which we believe position us well as a premier learning and development provider for many global organizations that are looking to standardize on one platform.
Udemy uses a rigorous content curation process that considers enterprise customer demand, learner feedback and ratings, topic relevance, course quality, and instructor engagement on our platform, including frequency of updates and interaction with learner questions. We regularly review courses in the Udemy Business collection to ensure ratings consistently stay above a certain threshold and the topics are still relevant. Content that does not meet strict quality requirements will be removed from the Udemy Business collection.
When an instructor’s course is added to the Udemy Business collection, instructors are required to agree, subject to limited exceptions, to exclusivity, which prevents them from offering any on-demand content, such as pre-recorded courses, on any competing platform in a way that directly competes with or impairs the sales of such content on our platform. This exclusivity clause remains in effect for so long as an instructor’s content is included in the Udemy Business collection, and we may continue to include content in the Udemy Business collection for up to 12 months after an instructor elects to opt out. We believe these exclusivity arrangements increase the value of our offerings by increasing the amount of unique content on Udemy and helping maintain our robust roster of expert instructors.
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
•Team Plan. Teams of up to 20 people can purchase Team Plan, which is a self-serve, subscription service. Team Plan is designed for teams or organizations who are in need of on-demand learning and development at work to reskill and upskill. With a subscription to Team Plan, subscribers get access to a selection of courses included in the Udemy Business collection, certification prep for more than 200 exams, practice tests, AI-powered coding exercises, goal-focused recommendations and analytics.
•Enterprise Plan. Organizations can purchase Enterprise Plan, which offers a vast collection of more than 33,000 high-quality courses. Enterprise plan includes the same features as Team Plan, but also includes additional features such as a dedicated customer success team, 15 non-English course collections, customizable content, and advanced analytics. Using the product’s reporting and analytics tools, organizations can easily view engagement, user activity, identify skills gaps and skill insights, including industry benchmarking, to assess Return on Investment, or ROI. Enterprise plans are offered as annual and multi-year subscriptions with pricing based on volume, contract length and functionality.
•Udemy Business Pro. Available as an add-on to any Udemy Business enterprise license, Udemy Business Pro provides a deeper, immersive learning experience with assessments, labs and workspaces and pre-built learning paths that accelerate skill development across key roles in information technology, software engineering, and data & analytics. Pricing is based on volume and contract length.
•Leadership Academy. Organizations looking to build leadership capabilities can purchase our cohort-based leadership development platform, which enables teams to learn together through an instructor-

led learning experience in a hybrid, scalable experience that can be tailored for each customer’s organizational needs. Subscription pricing for this offering is based on cohort volume and functionality.
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
•Mid Touch. A blended success experience where a combination of digital and human success models are deployed to deliver outcomes for customers. This model involves a combination of data-driven journey automation and success management where a dedicated customer success manager will proactively engage based on the customer’s needs.
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
Our ability to attract, retain and expand revenue from our Udemy Business customers is demonstrated by our Net Dollar Retention Rate (“NDRR”). As of December 31, 2025, Udemy Business NDRR was 93%, and NDRR for Udemy Business customers with at least 1,000 employees, or Udemy Business Large Customer NDRR, was 97%. This level of retention demonstrates the potential for consistent expanded growth within the existing

Udemy Business customer base. To date, customer expansion has been primarily driven by seat expansion, although new product adoption is becoming a more meaningful driver.
Partnerships
Partnerships are a key element of Udemy’s long-term growth strategy. Udemy’s partnerships aim to drive growth across both our consumer and Udemy Business offerings, and we center our efforts on three key pillars: global expansion, extending reach and meeting our business customers in their flow of work.
Udemy has a global focus in all partnerships. We have differentiated localized content across a wide set of regions. Combined with our go-to-market and Customer Success approach, we increase our speed to market and local penetration by partnering with regional resell and co-sell partners to connect customers with Udemy Business in their local language. In some cases where we do not have localized content, we implement our high-touch partnership model to leverage a key local brand to help develop our content collection and to establish a local language version of Udemy Business once the collection meets our high-quality criteria. In 2025, 66% of Udemy Business revenue in the Asia Pacific region was driven by partnerships with Benesse in Japan, Woongjin ThinkBig in South Korea, Sanjieke in China and FUNiX in Vietnam.
In addition, Udemy seeks to forge relationships that either extend our marketing reach or the capabilities and reach of our sales go-to-market. Through relationships with key brands and regional leaders that have reach and scale in their own right, we are able to increase the awareness and adoption of our offerings. In 2025, Udemy partnered with Emtrain, a leading provider of skills-based compliance training, to provide Udemy Business enterprise customers access to the company’s extensive compliance and workplace culture training content, creating a robust workforce enablement solution.
As part of Udemy’s initiative to focus the consumer marketplace on career driven outcomes, we partnered with Indeed, a leading global job site, to create a seamless career pathway, empowering professionals to build in-demand skills to successfully secure top job opportunities.
Additionally, customers need data integrations in order to assess ROI, adoption and other key metrics. Udemy’s open nature, platform services focus and APIs, enable us to build a robust integration ecosystem that supports our customers’ ability to get the most out of their software investments and investments in learning. In 2025, Udemy announced a partnership with Workera, a leading AI-powered skills verification platform, which will provide organizations with a unified, data-driven way to understand workforce capabilities, identify skill gaps, and demonstrate the impact of targeted learning at scale.
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
Our growth strategies
We are pursuing the following strategies to generate long-term sustainable growth for our business:
Accelerate growth by focusing upmarket and on key verticals. Enterprise customers represents the greatest growth potential for Udemy given the wider range of use cases and land-and-expand opportunities. Large enterprise customers, defined as those with at least 1,000 employees, represented approximately 74% of Udemy Business revenue during the fiscal year ended December 31, 2025, and the cohort is growing at a significantly faster rate than the SMB cohort. Historically, Udemy has executed successfully in this cohort, with stronger pipeline build, larger deal sizes, higher retention, more upsell opportunities, and better unit economics. With nearly 5,800 enterprise customers in this cohort, Udemy has barely penetrated the global addressable market opportunity of enterprises worldwide. Udemy’s enterprise solutions targeting AI and digital transformation needs have been particularly successful in financial services, technology, and manufacturing verticals where AI adoption is accelerating.
Increase Udemy Business penetration through a land-and-expand strategy. Our strategy focuses on acquiring new customers and efficiently growing our relationships with existing customers. Historically, we have expanded from individual to team to multi-department and company-wide sales as Udemy Business’s value is proven and customers identify additional use cases. With under 10% of total available seats contracted in our existing Udemy Business customer base worldwide as of the end of 2025, we see a large opportunity for growth. We have developed a strong outbound lead-generation process with effective account-based marketing operations, allowing us to target, develop and nurture key accounts in large organizations. In 2025, we expanded our enterprise offerings to include additional SKUs beyond our core offering, including AI Readiness and AI Growth

Collections designed to develop comprehensive AI fluency, creating new opportunities for seat expansion across an organization.
Continue international expansion and localization. Udemy is accessible in more than 180 countries with courses in 78 languages. As the content collection expands in each country, we typically invest in additional growth levers such as local payment methods, local currency pricing and local marketing. For example, in 2025 we launched our platform in Arabic, enabling organizations and professionals across key Middle East and North Africa regions to upskill and reskill in high-growth, emerging roles. These investments drive higher traffic, enrollments and revenue for our direct-to-consumer business, as well as leads for Udemy Business. Once we reach a steady volume of leads to Udemy Business, we build local go-to-market sales teams to help grow and expand our customer base. We also may partner with local companies. We believe this international playbook will continue to allow us to build a targeted list of countries in which we anticipate we will expand with a high likelihood of success.
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
Increase overall Udemy brand awareness. We are continuing to invest in growing brand awareness globally to position Udemy as a leader in AI-powered skills development. Our brand marketing is designed to increase awareness of Udemy through online and offline campaigns that drive media coverage, social sharing and more word-of-mouth virality. Investments in our brand enable us to drive long-term growth by attracting new learners to our platform and keeping existing learners engaged.
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
Competition
The market for developing skills is rapidly growing and highly fragmented. Organizations are increasingly seeking comprehensive platforms that can deliver measurable skill development at scale rather than bundling multiple point solutions. The competitive landscape continued to evolve in 2025, with traditional e-learning providers introducing AI capabilities and extending their focus into workforce development, as well as technology giants expanding their learning solutions. Participants in this market can include corporate training offerings, direct-to-consumer training offerings, specialized content training offerings, and providers of online free resources. Increasingly, we also face competition from large language models (“LLMs”) and other generative AI offerings that can provide on-demand, conversational responses to user queries, generate customized learning content, or aggregate and summarize educational materials, including general purpose AI offerings as well as those tailored to the skills development markets in which we compete.
We compete for individual learners, Udemy Business customers and instructors on the following basis:
Learners: We compete for learners based on our content, instructors, learning tools and localization. Our AI-powered personalization, career pathways, and certification partnerships create competitive advantages in delivering measurable career advancement outcomes.

Udemy Business customers: We compete for enterprise customers based on our high-quality, engaging and relevant content, the breadth and depth of that content across the full range of core business functions and advanced product features that optimize self-paced learning and enable organizations to effectively drive programmatic learning. We believe that we are positioned favorably because of the strategic relationships we form with our enterprise customers that help them drive engagement in their learning programs and, in turn, business outcomes like employee retention, acquisition of certifications and increased productivity.
Instructors: We compete for instructors based on our ability to provide monetization opportunities and tools to enable instructors to create differentiated content to meet the needs of millions of global learners. We believe that we are positioned favorably because of our ability to attract learners across the globe, provide data and insights to help instructors enhance content to retain learners, and offer an attractive shared revenue model.
Our competitive advantages
Udemy’s platform offers a comprehensive suite of skills development tools required to support learners and organizations in achieving their career goals and business outcomes, respectively. We believe our operating model benefits from several competitive advantages:
Comprehensive global content marketplace. We provide access to over 290,000 courses, including over 122,000 non-English language courses, and 5,500 courses focused on AI skills. This extensive library covers a broad range of topics, including technical skills, business and soft skills, and personal development. Many of our competitors specialize in a specific category, which is not effective for companies and their employees that require a blend of technical, business and soft skills. We have effectively built a creator platform that allows instructors to develop content on virtually any topic, while having the flexibility to update courses to keep up with the pace of change and based on feedback from millions of learners around the world. Our AI-powered content creation tools enable instructors to rapidly develop and update courses, giving us an advantage in providing the most current content on emerging technologies, particularly in AI skills. On average, our instructors publish more than 6,300 courses a month on our platform.
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
Global instructor network. Udemy has a network of more than 90,000 global instructors. Instructors come to Udemy because of our scale and attractive revenue share model. Our massive audience provides us with a significant amount of learner data and incentive for instructors to come to our platform. Udemy offers a clear advantage to instructors who want to ensure they offer the freshest, most relevant tech skills content. The ability to quickly create and post fresh content helps instructors attract more learners and generate more earnings. On average, courses are updated five times per year by top instructors on Udemy. In 2025, our instructors earned $168 million and published an average of more than 6,300 courses per month.
Global distribution and reach. Our platform connects individual learners and enterprise customers with instructors across the world. In 2025, 61% of our revenue was generated outside of North America, and 85% of marketplace traffic originated from outside of the United States. We have courses in 78 languages on our marketplace. For Udemy Business, we have courses in English and 15 other local languages and customers in more than 150 countries. Having local language experts creating locally relevant content is a key differentiator for Udemy. As learners and organizations in a new geography begin to engage with us, we then have the opportunity to quickly and efficiently expand our global footprint by focusing our marketing, advertising, pricing, and language customization resources and expanding our payment options, which allows us to grow our base of individual learners and enterprises and attract new instructors who create native language courses.

Powerful network effects. Udemy is one symbiotic, data-centric platform. The growing number of individual learners and enterprises on our AI-powered platform attracts more instructors with diverse experiences and backgrounds to create content for in-demand topics and update existing courses. The increasing number of relevant, high-quality and up-to-date courses attracts more individual learners and enterprises. The volume and frequency of these interactions allow us to generate meaningful insights and provide real-time feedback and data and analytics for our enterprise customers and instructors. These data insights improve content quality, enhance course personalization, and optimize productivity and satisfaction for our learners.
Powerful data insights and analytics. During 2025, we had an average of 40 million monthly unique visitors, and, through the end of 2025, we’ve had over 1 billion cumulative course enrollments since inception. We believe that the volume of the data our platform collects provides meaningful insights into the behaviors and evolving needs of organizations, learners and instructors. We leverage that data to provide personalized course recommendations and learning paths. We also analyze enrollment data, market insights and feedback from learners to identify needed skills or new topics of focus within our content collection and share this information with our instructors so they can continuously improve their course offerings in real time.
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
Scaled integrated platform. Our massive and growing network of instructors, learners and organizations enables us to create significant value for all customers. Our instructors create fresh, relevant content for our learners and organizations, including immersive learning experiences. Instructors are able to monetize their knowledge and receive learner feedback on their content. That data and insights allow us to experiment and iterate on our product. Organizations are empowered to upskill and reskill employees with our learning content, which can be integrated into the flow of work through our MCP server. Udemy leverages generative AI to enable more personalized learning experiences, such as our Role Play simulations, and provides valuable data and strategic insights related to employee’s learning trends, skills acquisition and progress toward goals.
Comprehensive learning. Udemy’s platform is designed to support learners throughout their journey as they develop skills needed to achieve their professional goals and receive validation of skills proficiency through badges and certification. We provide personalized and guided skill-based learning experiences, including on-demand videos, hands-on practice and assessments. Learners can focus on career and occupational areas of their choice. Udemy leverages AI to produce curated learning paths focused on key domains and skill sets. We also allow organizations to author their own custom learning paths.
Extensive integrations. We are evolving our comprehensive learning platform using an API-first approach. This starts by looking at our business as a set of key entities and capabilities, and we define modular, interoperable APIs to represent them. This foundation fosters innovation across the customer experience and opens the door to faster, more efficient timelines to scale our offerings. It powers our first-party applications that include our customer-facing Udemy.com website, our Udemy Business web experience, our native mobile applications and new experiences. This approach also supports an expanding set of third-party ecosystem integrations, through industry standard interoperability with learning management systems and learning experience platforms, as well as other key business systems and tools. Our MCP server enables seamless integration between Udemy's learning platform and enterprise LLM systems, allowing organizations to embed learning directly into their workflows and technology stacks.

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
There are several macro trends that are driving the growth in online education, specifically the increasing shift of organizations around the world to skills-based talent management practices and the rapid development of digital transformation as more professional jobs are impacted by generative AI, automation and technology. In addition, there is a growing need to offer cost-effective, flexible and personalized training to allow employees to learn at their own pace as more companies offer remote and hybrid positions and strive to create a culture of continuous learning.
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
We have approximately 28,000 free courses available on our consumer marketplace. These free courses represent an important entry point for learners to experience our platform, driving cost-effective top of the funnel engagement for both consumer and Udemy Business leads. Once learners interact with our platform, our machine-learning algorithms recommend courses for learners to purchase based on topic, quality, instructor rating, number of enrollments, learner’s country of origin and more. The algorithms help us drive customer conversion, maximizing revenue while offering the best experience and value to learners.
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
Seasonality
Historically, we have received a higher volume of orders from new and existing Udemy Business customers in the fourth quarter of each year as a result of industry buying patterns. We recognize revenue from Udemy Business subscription bookings over the life of the contract. We also have traditionally seen increased bookings in the Consumer segment as the result of various holiday promotions offered in the fourth quarter. We recognize revenue for consumer individual course purchases over an estimated service period of four months, while revenue for consumer subscriptions is recognized over the corresponding subscription term. As a result of these recognition practices, the quarter in which we generate the highest bookings may be different from the quarter in which we recognize the highest amount of net revenue, and our sequential growth in remaining performance obligations has historically been highest in the fourth quarter of each year. In addition, as we direct more consumer customers toward annual subscription products, a meaningful portion of that revenue will be deferred to future periods. We believe this short-term impact is the right trade-off for building a more predictable, higher-value business that better serves our learners’ long-term success. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Intellectual property
Our business depends on our intellectual property, the protection of which is critical to our success. We rely on a combination of intellectual property rights, including patents, trade secrets, trade dress, domain names, copyrights and trademarks to protect our competitive advantage.
As of December 31, 2025, we held 6 registered trademarks in the United States and 48 registered trademarks in foreign jurisdictions, which have various expiration dates between 2026 and 2036, and we also held 3 registered patents in the United States, with various expiration dates between 2037 and 2038. We also have common law rights in some trademarks and pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.udemy.com and some other variations.
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

We are proud of our internal focus on learning and development and leverage the Udemy Business platform to drive upskilling and career growth within our organization. Due to these efforts, 95% of employees spent time learning on our platform during the fiscal year ended December 31, 2025. Employees from around the globe participated in our Leader Development programs, including MentorU, Udemy Manager, Invested Leader and Leadership Coaching.
As of December 31, 2025, we had 1,380 full-time employees. None of our employees are represented by unions. We consider the relationship with our employees to be strong and have not experienced interruptions of operations due to labor disagreements.
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
Risks related to our proposed merger with Coursera
The pendency of the Merger, or the failure to complete the Merger in a timely manner or at all, could adversely affect our business, financial condition, results of operations and stock price.
On December 17, 2025, we entered into the Merger Agreement. The completion of the Merger is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including, but not limited to: (i) adoption of the Merger Agreement by Udemy’s stockholders, (ii) approval of the issuance of the shares of Coursera Common Stock and an amendment of Coursera’s amended and restated certificate of incorporation to increase the number of authorized shares of Coursera Common Stock thereunder by Coursera’s stockholders; (iii) authorization for listing of the shares of Coursera Common Stock to be issued in the Merger on NYSE, subject to official notice of issuance; (iv) the expiration or termination of any waiting period applicable to the Merger under the HSR Act (on February 9, 2026, the Federal Trade Commission granted early termination of the waiting period under the HSR Act), and the receipt of certain other required regulatory approvals; and (v) effectiveness of the registration statement on Form S-4 for the Coursera Common Stock to be issued in the Merger. In addition, Udemy’s obligation to complete the Merger is also subject to the receipt by Udemy of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. There is no assurance that these conditions to closing the Merger will be satisfied before the Termination Date (as defined in the Merger Agreement) or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
Additionally, the Merger may be delayed, and may ultimately not be completed, due to a number of factors, including failure to obtain any of the approvals, clearances or other conditions described in (i)-(v) above.
If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations and stock price, and our stockholders could be exposed to additional risks, including:
•to the extent the current market price of our common stock reflects the assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, relationships with existing and prospective customers, investors, lenders and other business partners may be adversely impacted and we may be unable to retain key personnel if the Merger is not completed;
•the diversion of management time from ongoing business operations and opportunities as a result of the Merger; and
•the termination of the Merger under certain circumstances could require us to pay a termination fee of $40.5 million or an expense reimbursement payment of $8 million to Coursera.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•that, because the Exchange Ratio (as defined below) is fixed and because the market prices of Coursera Common Stock and our common stock will fluctuate, our stockholders cannot be certain of the market value of the consideration they will receive in the Merger or the difference between the market value of such consideration and the market value of our common stock immediately prior to the Merger;

•that if the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes in connection with the Merger;
•risks inherent to owning shares of Coursera Common Stock, including relating to Coursera’s status as a Delaware public benefit corporation; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our strategy as an independent company before the Merger.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition and results of operations.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:
•our ability to continue to develop and protect our brand and reputation;
•our ability to successfully develop, launch, maintain, and scale new programs, offerings and features, including artificial intelligence;
•potential uncertainty in the market for our products and services, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•risks relating to our relationships with employees and business partners, as described below;
•our inability to freely issue securities, incur certain indebtedness, declare or authorize dividends or distributions or make certain material capital expenditures without Coursera’s approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger under the terms of the Merger Agreement;
•the costs, fees, expenses and charges related to the Merger Agreement and the Merger, including but not limited to the cost of professional services, insurance, regulatory compliance and litigation; and
•other developments beyond our control, including, but not limited to, natural and man-made disasters; civil unrest, pandemics, and conditions that may result from legislative, regulatory, trade and policy changes.
If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.
Litigation relating to the Merger, if any, could result in an injunction preventing the completion of the Merger and/or substantial costs
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Coursera’s and our respective liquidity and financial condition. Lawsuits that may be brought against Coursera, Udemy or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction issued by a governmental entity of competent jurisdiction shall be in effect and no law shall have been enacted by any governmental entity of competent jurisdiction which prohibits or makes illegal the consummation of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect Coursera’s and Udemy’s respective businesses, financial condition, cash flows and results of operations. In addition, either Coursera or Udemy may terminate the Merger Agreement if any governmental entity of competent jurisdiction has issued a final order permanently enjoining or preventing the Merger, so long as Coursera’s (in the case of a termination by Coursera) or Udemy’s

(in the case of a termination by Udemy) failure to fulfill any obligation under the Merger Agreement has not been a principal cause of the order.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company following the Merger, and as a result, key employees may depart.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company following the Merger, or decide that they do not want to continue their employment following the completion of the Merger. As a result, key employees may depart. Losses of officers or employees could materially harm our business, results of operations and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals. On the other hand, we may experience challenges in hiring and retaining new employees because of uncertainty or other conditions associated with the pendency or termination of the Merger, which could materially harm our business, results of operations and financial condition.
As a result of the pending Merger, certain learners, instructors, UB customers and other business partners may decide not to do business with us or change their relationship with us.
As a result of the pending Merger, certain of our learners and UB customers may decide to discontinue purchasing our products and services or reduce the amount they spend or commit to spend on our products and services due to uncertainties related to the Merger, such as unpredictability as to if and when the closing of the Merger will occur and perceived uncertainty as to the impact of the Merger on their relationship with us. Additionally, our relationships with instructors and business partners could be affected and such instructors and business partners could seek changes to their existing relationships with us. These decisions could materially harm our business, results of operations and financial condition.
For more information on risks relating to the proposed Merger, we encourage you to review the risk factors that will be included in the forthcoming joint proxy statement/prospectus to be filed with the SEC by Udemy and Coursera in connection with each party’s stockholder approvals relating to the Merger.
Risks related to our business and operations
We have a history of losses, and we may not be able to generate sufficient revenue to increase or sustain profitability in the future.
We reported net income (loss) of $3.8 million, $(85.3) million, and $(107.3) million during the fiscal years ended December 31, 2025, 2024, and 2023, respectively, and, as of December 31, 2025, we had an accumulated deficit of $801.2 million. We may incur losses in the near-term as we continue to make targeted investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures may make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business.
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
•the Merger, the pendency of the Merger, or the failure to complete the Merger;
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of December 31, 2025, we had relationships with more than 91,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform—and consequently a significant portion of our revenue—is attributable to a limited number of our instructors. Instructors may unpublish content or choose to leave the Udemy platform altogether, subject to certain contractual limitations, for a variety of reasons. For example, in November 2023 we announced changes to our instructor revenue share model, which changes became fully effective in January 2026; these changes, together with any future changes we may announce in the future, could result in instructor attrition. Although we do not believe the loss of any one instructor would materially impact our business, significant attrition by multiple instructors, as well as any failure to attract additional instructors or source replacement content as needed, could adversely affect our ability to provide high-quality, engaging, and relevant content for one or more subject matters, slow the pace at which we provide such content, and reduce the attractiveness of our platform to learners and customers, any of which could negatively impact our business, financial condition, and results of operations.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 66%, 63%, and 58% of total revenue during the fiscal years ended December 31, 2025, 2024, and 2023 respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, customers’ spending levels, sufficient adoption of our platform by our customers’ constituents, and customers’ satisfaction with new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.

We operate in a highly competitive market, and we may not be able to compete successfully against current and future competitors.
We operate in a highly competitive environment, as the market for online learning is relatively new, fragmented, and rapidly evolving, with limited barriers to entry. We compete for learners, enterprise customers, and instructors:
•Learners: We compete for learners based on our course collection, instructors, and learning tools (including AI-powered features).
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
We have in the past pursued, and, subject to contractual restrictions set forth in the Merger Agreement, may in the future pursue, acquisitions of, or strategic investments in, businesses, technologies, services and other assets that complement our business. We have limited experience as an organization with successfully executing and managing acquisitions and strategic investments. These kinds of transactions involve numerous risks, including the following:
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
Managing a global organization requires significant resources and management attention. We currently maintain operations outside of the United States, including in Ireland, Turkey, India, Australia, and Mexico, and we may expand our international operations in the future.
We generated 61%, 60%, and 60% of our total revenue outside of North America during the fiscal years ended December 31, 2025, 2024, and 2023, respectively. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
The United Kingdom maintains a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up to 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. In June 2025, the United Kingdom adopted the Data (Use and Access) Act 2025 (the “DUAA”), which amends and supplements the U.K. GDPR and is expected to become fully effective by June 2026. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law is subject to uncertainty. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, generally permitting personal data transfers from the European Economic Area (the “EEA”) to the United Kingdom. This adequacy determination was renewed in 2025, after assessment of the DUAA, to extend through December 2031, but remains subject to modification or revocation. We cannot predict how the United Kingdom’s data protection regime may continue to develop. Changes with respect to the UK’s data protection regime, its adequacy status, or related matters may lead to additional costs and increase our risk exposure.

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
We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses and the valuation of deferred tax assets and liabilities. For example, in July 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). We do not believe the provisions under the OBBB Act had a material effect on our consolidated financial statements for the fiscal year ended December 31, 2025, and we are continuously assessing the potential impact the OBBB Act will have on our consolidated financial statements. Additionally, the Organization for Economic Cooperation and Development (the “OECD”) proposed a 15% global minimum tax framework (known as “Pillar Two”), which has been adopted or is being considered by several jurisdictions. The OECD and participating jurisdictions have recently agreed to a “side-by-side” solution that would exempt U.S.-parented multinational businesses, like us, from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Increases in our effective tax rate would reduce profitability or increase losses. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.
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
We have incurred net operating losses (“NOLs”) during prior periods. As such, there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities. Specifically, the Tax Cuts and Jobs Act of 2017 imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset only 80% of taxable income and the disallowance of NOL carrybacks. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the legislation, among other regulatory and economic changes, may limit our ability to use our NOLs to offset any future taxable income. Our NOLs may similarly expire under state laws.
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
We conduct our business across more than 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the fiscal year ended December 31, 2025, 26% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Similarly, we incur expenses in multiple currencies. As a result, fluctuations in the value of the U.S. dollar against these foreign currencies may result in negative impacts to our revenue, costs and profit margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
•the Merger, the pendency of the Merger, or the failure to complete the Merger;
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
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. Further, our ability to pay dividends on our capital stock in the future is limited by contractual restrictions under the terms of the Merger Agreement. Consequently, stockholders must rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Our directors, executive officers, and principal stockholders beneficially own a substantial percentage of our common stock and are able to exert significant control over matters subject to stockholder approval.
As of December 31, 2025, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 54% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
These provisions, alone or together, could delay, discourage, or prevent a transaction, including the proposed Merger with Coursera, involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
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
Following these risk assessments, we work to design, implement, and maintain reasonable safeguards to mitigate identified risks; work to reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (“CISO”), who reports to our Chief Financial Officer and Chief Technology Officer, to manage the risk assessment and mitigation process.
Our CISO during fiscal year 2025 had over 25 years of industry experience, including serving in similar roles overseeing cybersecurity programs at other companies, and held Certified Information Systems Security Professional (CISSP), Information Systems Security Management Professional (ISSMP), and Certified Information Security Auditor (CISA) credentials, as well as the National Association of Corporate Directors (NACD) CERT Certificate in Cybersecurity Oversight from Carnegie Mellon University. In February 2026, our CISO separated from service and we appointed an interim CISO to undertake the responsibilities of the role.
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

Item 2. Properties
Our corporate headquarters, consisting of approximately 59,000 square feet of office space in San Francisco, California, is leased through June 2029. We also lease additional office space in locations around the world, including Denver, Colorado; Dublin, Ireland; Ankara, Turkey; and Melbourne, Australia. We maintain co-working or other short-term office spaces in Austin, Texas; Gurugram, Chennai and Mumbai, India; Istanbul, Turkey; and Mexico City, Mexico, through co-working leases or similar arrangements. We believe that our facilities are suitable to meet our current needs. We anticipate that suitable additional or alternative space would be available at commercially reasonable terms for future expansion, as needed.

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
Stockholders
As of December 31, 2025, there were 31 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Recent sales of unregistered equity securities
None.
Issuer Purchases of Equity Securities
In 2025, our Board of Directors approved a share repurchase program, which authorized the purchase of up to $50 million of Udemy common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. During fiscal year ended December 31, 2025, the Company repurchased 7,971,500 shares for an aggregate total of $50.2 million, inclusive of direct costs incurred. This share repurchase program was completed in December 2025.

The following table summarizes share repurchase activity during the fourth quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be repurchased under the program (in thousands)
October 1, 2025 - October 31, 2025	1,088,694	$6.70	1,088,694	$14,386
November 1, 2025 - November 30, 2025	1,911,497	5.15	1,911,497	4,539
December 1, 2025 - December 31, 2025	873,118	5.20	873,118	—
Total	3,873,309	$5.60	3,873,309	18,925
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index") and the Nasdaq Computer Index (“Nasdaq Computer Index”) since our IPO on October 29, 2021 through December 31, 2025, assuming an initial investment of $100. Data for the S&P 500 Index and Nasdaq Computer Index assumes reinvestment of any dividends.

Comparison of Cumulative Total Return
250
200
150
100
50
0
10/29/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Udemy
S&P 500
Nasdaq Computer

	October 29, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Udemy	$100.00	$71.05	$38.36	$53.53	$29.93	$21.27
S&P 500 Index	$100.00	$103.76	$83.37	$103.57	$127.71	$149.74
Nasdaq Computer	$100.00	$105.56	$67.79	$112.86	$153.89	$197.89

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
A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our prior year Form 10-K, which was filed with the SEC on February 19, 2025.
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
Udemy’s consumer marketplace has attracted over 84 million learners in over 180 countries who are looking to develop the skills they need to attain in-demand jobs and advance their career. Our expansive ecosystem comprises more than 91,000 instructors who have developed and published over 293,000 courses across 75 languages, spanning critical skill domains including technology, business, leadership, and personal development. Based on ratings and reviews from enrolled learners on our marketplace, we curate our highest-quality content for Udemy’s enterprise software-as-a-service (SaaS) platform, Udemy Business (“UB”), which enables companies around the world to offer effective on-demand skills development solutions for employees, immersive laboratory-style learning for technology teams, and cohort-based learning focused on leadership development.
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

Recent developments
Proposed merger with Coursera
On December 17, 2025, we entered into Merger Agreement with Coursera, under which Coursera will combine with Udemy in an all-stock transaction. Under the terms of the Merger Agreement, Udemy stockholders will receive 0.800 shares of Coursera Common Stock for each share of our common stock. Upon the closing of the Merger, existing Coursera stockholders are expected to own approximately 59% and existing Udemy stockholders are expected to own approximately 41% of the combined company, on a fully diluted basis.
The completion of the Merger is subject to the satisfaction of certain customary conditions set forth in the Merger Agreement, including, but not limited to: (i) adoption of the Merger Agreement by Udemy’s stockholders, (ii) approval of the issuance of the shares of Coursera Common Stock and an amendment of Coursera’s amended and restated certificate of incorporation to increase the number of authorized shares of Coursera Common Stock thereunder by Coursera’s stockholders; (iii) authorization for listing of the shares of Coursera Common Stock to be issued in the Merger on NYSE, subject to official notice of issuance; (iv) the expiration or termination of any waiting period applicable to the Merger under the HSR Act (on February 9, 2026, the Federal Trade Commission granted early termination of the waiting period under the HSR Act), and the receipt of certain other required regulatory approvals; and (v) effectiveness of the registration statement on Form S-4 for the Coursera Common Stock to be issued in the Merger. In addition, Udemy’s obligation to complete the Merger is also subject to the receipt by Udemy of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Merger Agreement includes certain customary termination rights for the Udemy and Coursera. Upon termination of the Merger Agreement in certain circumstances, Udemy or Coursera may be required to pay the other party a termination fee of $40.5 million.
The Merger is expected to close by the second half of 2026, subject to the satisfaction of the closing conditions.
The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 of this Annual Report on Form 10-K.
Other than acquisition-related expenses associated with the proposed merger of $3.7 million recorded in general and administrative expense in the accompanying consolidated statements of operations for the fiscal year ended December 31, 2025, the Merger did not impact the Company’s consolidated financial statements.
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
For the fiscal years ended December 31, 2025 and 2024, subscription offerings across both our Consumer and Enterprise segments accounted for 72% and 66% of our consolidated revenue, respectively. We expect growth in our subscription offerings to improve the predictability of our revenue period-to-period; however, the impact of new or renewed subscriptions, or a decline in subscriptions, during any one period may not be fully or immediately reflected in our revenue for that period. Moreover, growth in our Consumer subscription offerings may negatively impact our transactional and other revenue as learners shift their spending from individual course purchases to subscription fees. Impacts to our transactional and other revenue during any one period may not be fully offset by subscription growth during the same period.
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
We view the breadth and diverse expertise of our instructors as one of our competitive advantages. Our ability to create attractive content creation incentive opportunities while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the fiscal year ended December 31, 2025.
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

Our investment in growth
We are actively investing in our business as we believe that we are only just beginning to penetrate our market opportunity. We are prioritizing resources for high-growth opportunities through expanding and deepening our opportunities with larger enterprise customers, further penetrating our existing customer base, and pursuing strategic partnerships and acquisitions. As we continue to build our sales and marketing efforts, expand our content collection, develop our immersive learning capabilities, execute on our operational efficiency initiatives, and invest in our technology development, including investments in generative AI, we anticipate our operating expenses will generally decrease as a percentage of revenue over time. Any investments we make to facilitate our future growth, whether organically or through acquisitions or strategic partnerships, will occur in advance of the benefits from such investments.
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
Content costs are recorded as cost of revenue in the period earned by our instructors. Content costs as a percentage of revenue for our UB and consumer subscription offerings are lower relative to individual course content purchases in our consumer offering. As a result, shifts in the mix between offerings and changes to the revenue share structure for UB and consumer subscriptions are expected to be a significant driver of future changes in gross margin. We are reducing the instructor revenue share for our subscription offerings, which are derived as a percentage of total UB and consumer subscription revenue, to 15% by 2026. The first rate adjustment to 20% was effective on January 1, 2024, the second rate adjustment to 17.5% was effective on January 1, 2025, and the final rate adjustment to 15% was effective on January 1, 2026.
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Revenue	$789,844	$786,565	$728,937
Cost of revenue (1)(2)	271,438	294,625	309,598
Gross profit	518,406	491,940	419,339
Operating expenses (1)(2)
Sales and marketing	326,451	342,946	316,738
Research and development	101,513	125,438	120,335
General and administrative	93,020	96,199	93,898
Restructuring charges	1,578	16,685	10,263
Total operating expenses	522,562	581,268	541,234
Loss from operations	(4,156)	(89,328)	(121,895)
Other income (expense), net
Interest income	14,208	19,666	20,670
Interest expense	(734)	379	(518)
Other expense, net	(981)	(11,655)	(1,898)
Total other income, net	12,493	8,390	18,254
Net income (loss) before taxes	8,337	(80,938)	(103,641)
Income tax provision	4,530	4,350	3,653
Net income (loss)	$3,807	$(85,288)	$(107,294)
(1)Includes stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Cost of revenue	$6,748	$6,887	$7,006
Sales and marketing	22,074	28,665	30,859
Research and development	18,385	27,046	26,301
General and administrative	21,547	27,584	30,672
Restructuring charges	$—	$(160)	$1,208
Total stock-based compensation expense	$68,754	$90,022	$96,046
(2)    Includes amortization of intangible assets as follows (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Cost of revenue	$—	$1,880	$2,900
Sales and marketing	918	915	1,208
Research and development	563	—	—
Total amortization of intangible assets	$1,481	$2,795	$4,108

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Fiscal Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	34	37	42
Gross profit	66	63	58
Operating expenses
Sales and marketing	41	44	43
Research and development	13	16	17
General and administrative	12	12	13
Restructuring charges	—	2	1
Total operating expenses	66	74	74
Loss from operations	—	(11)	(16)
Other income (expense), net
Interest income	1	3	3
Interest expense	—	—	—
Other expense, net	—	(2)	—
Total other income, net	1	1	3
Net income (loss) before taxes	1	(10)	(13)
Income tax provision	1	1	1
Net income (loss)	—%	(11)%	(14)%
Comparison of the fiscal years ended December 31, 2025 and 2024
Revenue

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%

Revenue	(in thousands, except percentages)
Enterprise	$524,074	$494,458	$29,616	6%
Consumer	265,770	292,107	(26,337)	(9)%
Total revenue	$789,844	$786,565	$3,279	—%
Revenue for the fiscal year ended December 31, 2025, was $789.8 million, compared to $786.6 million for the prior year, which represents an increase of $3.3 million, or 0.4%. The increase in revenue for the fiscal year ended December 31, 2025 was primarily driven by an increase in revenue from our Enterprise segment while being partially offset by a decrease in revenue from our Consumer segment.
For the fiscal year ended December 31, 2025, Enterprise segment revenue was $524.1 million, or 66% of total revenue, compared to $494.5 million, or 63% of total revenue, for the prior year. The $29.6 million, or 6%, increase in Enterprise segment revenue was primarily driven by increases in UB subscription revenues of $30.0 million. The increase in UB subscription revenue was due to an increase in the average deal size for new customers, and was partially offset by lower net retention rates. Although churn outpaced expansion across all existing UB customers, as reflected by our UB NDRR of 93% as of December 31, 2025, net retention among our UB Large Customers was higher, as reflected by our UB Large Customer NDRR of 97% as of December 31, 2025.
For the fiscal year ended December 31, 2025, Consumer segment revenue was $265.8 million, or 34% of total revenue, compared to $292.1 million, or 37% of total revenue, for the prior year. The $26.3 million, or 9%, decrease in Consumer segment revenue was primarily due to a decrease in revenue recognized from transactional and other purchases of $39.8 million, offset by an increase in consumer subscription revenue of $13.5 million.
The decrease in transactional and other revenue is primarily attributable to a decrease in monthly average buyers purchasing single courses, the amount of revenue recognized in the current period that was deferred from course purchases in the prior period, and foreign currency exchange rates. The overall decrease in transactional and other revenue also includes a $2.7 million increase in breakage revenue from unredeemed Udemy credits, of which $2.5 million related to performance obligations satisfied in prior periods, following the Company’s determination in the second quarter of 2025 that such breakage could be recognized.
The increase in consumer subscription revenue is primarily attributable to our growth in paid Consumer subscribers.
Cost of revenue, gross profit and gross margin

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	271,438	294,625	$(23,187)	(8)%
Gross profit	518,406	491,940	$26,466	5%
Gross margin	66%	63%
Cost of revenue for the fiscal year ended December 31, 2025, was $271.4 million, compared to $294.6 million for the prior year. The decrease of $23.2 million, or 8%, across the comparative periods was driven by a $22.8 million decrease in content costs and a $1.9 million decrease in amortization of intangible assets, which were partially offset by a $0.8 million increase in amortization of capitalized software.
Content costs for the Enterprise and Consumer segments were $84.5 million and $85.0 million for the fiscal year ended December 31, 2025, respectively, compared to $89.6 million and $102.7 million in the prior year, respectively. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 16% and 32% for the fiscal year ended December 31, 2025, respectively, compared to 18% and 35% for the prior year, respectively. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which became effective on January 1, 2025, as well as the continued mix shift from single course purchases to subscription purchases in our Consumer segment.
In our Enterprise segment, customer support costs and other segment items were generally consistent with those costs incurred the prior year. In our Consumer segment, other segment items, comprised of payment processing fees and hosting costs, decreased by $1.2 million as compared to the prior year.
Gross margin was 66% for the fiscal year ended December 31, 2025, compared to 63% for the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings and the continued shift in the mix of revenue toward our Enterprise segment and subscription offerings.

Operating expenses

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$326,451	$342,946	$(16,495)	(5)%
Research and development	101,513	125,438	(23,925)	(19)%
General and administrative	93,020	96,199	(3,179)	(3)%
Restructuring charges	1,578	16,685	(15,107)	(91)%
Total operating expenses	$522,562	$581,268	$(58,706)	(10)%

Sales and marketing. Sales and marketing expenses for the fiscal year ended December 31, 2025 were $326.5 million, compared to $342.9 million in the prior year. The $16.5 million decrease in sales and marketing expense was primarily due to a $15.4 million decrease in direct marketing and other advertising costs, a $3.4 million decrease in personnel-related expenses, and a $6.6 million decrease in stock-based compensation expense. These decreases were partially offset by a $5.9 million increase in amortization of deferred contract costs and a $3.2 million increase in software subscriptions and allocated costs.
Research and development. Research and development expenses for the fiscal year ended December 31, 2025 were $101.5 million, compared to $125.4 million in the prior year. The $23.9 million decrease was primarily due to a $15.1 million decrease in personnel-related expenses and a $8.7 million decrease in stock-based compensation expense.
General and administrative. General and administrative expenses for the fiscal year ended December 31, 2025 were $93.0 million, compared to $96.2 million in the prior year. The $3.2 million decrease was primarily driven by a $6.0 million decrease in stock-based compensation expense and a $4.5 million decrease in professional services costs incurred in the prior year that were not part of ongoing operations. These were partially offset by a $3.7 million increase in acquisition related costs, a $1.8 million increase in charges to the credit losses reserve, and a $1.2 million increase professional services expenses in support of ongoing operations.
Restructuring charges. As a result of the strategic restructuring activities announced in September 2024, we recognized $1.6 million and $16.7 million of restructuring charges during the fiscal years ended December 31, 2025 and 2024, respectively. The restructuring charges primarily consisted of one-time severance payments, salary and wages earned over required retention periods, and other benefits.

Total other income (expense), net

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%

Other income (expense), net	(in thousands, except percentages)
Interest income	$14,208	$19,666	$(5,458)	(28)%
Interest expense	(734)	379	(1,113)	(294)%
Other expense, net	(981)	(11,655)	10,674	(92)%
Total other income, net	$12,493	$8,390	$4,103	49%
We recorded total other income, net of $12.5 million for the fiscal year ended December 31, 2025, compared to total other income, net of $8.4 million in the prior year. The $4.1 million increase in total other income, net was primarily driven by an impairment charge of $10.3 million recognized on our strategic investments in the fiscal year ended December 31, 2024, which was partially offset by a $5.5 million decrease in interest and accretion income on our existing cash, cash equivalents, and marketable securities portfolio.

Income tax provision

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Income tax provision	$4,530	$4,350	$180	4%
For the fiscal year ended December 31, 2025, we recognized income tax expense of $4.5 million, compared to $4.4 million for the prior year. Income tax expense for the fiscal years ended December 31, 2025 and 2024, was primarily comprised of foreign and state taxes.

Certain key business metrics and non-GAAP financial metrics
In addition to the measures presented in our consolidated financial statements, we use the key business metrics and non-GAAP financial metrics identified below to help us assess the health of our community, evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Udemy Business customers
We count the total number of UB customers at the end of each period. To do so, we generally count unique customers using the concept of a domestic ultimate parent, defined as the highest business in the family tree that is in the same country as the contracted entity. In some cases, we deviate from this methodology, defining the contracted entity as a unique customer despite the existence of a domestic ultimate parent. This often occurs where the domestic ultimate parent is a financial owner, government entity, conglomerate, or acquisition target where we have contracted directly with the subsidiary. We define a UB customer as a customer who purchases Udemy via our direct sales force, reseller partnerships or through our self-service platform. We believe that the number of UB customers and our ability to increase this number is an important indicator of the growth of our UB and future revenue trends. The slight decrease in UB customers is primarily attributable to our strategy of focusing resources on UB Large Customers, which provide the most opportunities for us to grow revenue over time.

	As of December 31,
	2025	2024	2023
Udemy Business customers	17,029	17,096	15,726
Udemy Business Annual Recurring Revenue
We disclose our UB Annual Recurring Revenue (“ARR”) as a measure of our Enterprise segment revenue growth. ARR represents the annualized value of our UB customer contracts on the last day of a given period. Only revenue from closed UB contracts with active seats as of the last day of the period are included. The increase in UB ARR was primarily driven by an increase in the average deal size for new customers, and was partially offset by churn outpacing expansion across all existing customers. Our upmarket focus has resulted in increased customer count and comparatively better net retention within our UB Large Customer cohort.

	As of December 31,
	2025	2024	2023

	(in thousands)
Udemy Business annual recurring revenue	$539,973	$516,945	$465,997

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
Our UB NDRR and UB Large Customer NDRR are expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our learner base, expansion of products and features, and our ability to retain our UB customers. The decreases in our NDRR metrics were driven by lower rates of upsells and expansions, largely as a result of budget scrutiny, although net retention among our UB Large Customers was higher.

	As of December 31,
	2025	2024	2023
Udemy Business net dollar retention rate	93%	98%	106%
Udemy Business Large Customer net dollar retention rate	97%	103%	113%
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

	As of December 31,
	2025	2024	2023
	(in thousands)
Paid Consumer subscribers	343	170	118

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

	Fiscal Year Ended December 31,
	2025	2024	2023

	(in thousands)
Monthly average buyers	1,275	1,340	1,378
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

	Fiscal Year Ended December 31,
	2025	2024	2023

	(in thousands except percentages)
Enterprise segment revenue	$524,074	$494,458	$420,646
Enterprise segment adjusted gross profit	$394,920	$361,673	$283,419
Enterprise segment adjusted gross margin	75%	73%	67%
Consumer segment revenue	$265,770	$292,107	$308,291
Consumer segment adjusted gross profit	$151,493	$159,357	$163,766
Consumer segment adjusted gross margin	57%	55%	53%
For the fiscal year ended December 31, 2025, the increase in Enterprise segment adjusted gross margin was primarily due to the reduction in instructor revenue share from 20% to 17.5% for all subscription offerings, which was effective on January 1, 2025. Customer support costs and other segment items allocable to the Enterprise segment as a percentage of Enterprise revenue were each generally consistent when compared to the prior year.
For the fiscal year ended December 31, 2025, the increase in Consumer segment adjusted gross margin was primarily due to the relative increase in consumer subscriptions as a percentage of total Consumer revenue, the reduction in instructor revenue share from 20% to 17.5% for consumer subscriptions, and the impact of breakage revenue as discussed above.

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
•restructuring charges; and
•acquisition related costs.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Net income (loss)	$3,807	$(85,288)	$(107,294)
Adjusted to exclude the following:
Interest income	(14,208)	(19,666)	(20,670)
Interest expense	734	(379)	518
Income tax provision	4,530	4,350	3,653
Depreciation and amortization	25,359	25,421	24,588
Stock-based compensation expense	68,754	90,182	94,838
Other expense, net	981	11,655	1,898
Restructuring charges	1,578	16,685	10,263
Acquisition-related costs	3,729	—	—
Adjusted EBITDA	$95,264	$42,960	$7,794
The following table provides a reconciliation of net income (loss) margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2025	2024	2023
Revenue	$789,844	$786,565	$728,937
Net income (loss)	$3,807	$(85,288)	$(107,294)
Net income (loss) margin	0%	(11)%	(15)%
Revenue	$789,844	$786,565	$728,937
Adjusted EBITDA	$95,264	$42,960	$7,794
Adjusted EBITDA margin	12%	5%	1%
Net income (loss) improved by $89.1 million during the fiscal year ended December 31, 2025, compared to the prior year. The increase in net income (loss) was driven by the reduction in the instructor revenue share for all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment and subscription offerings, decreases in direct marketing and stock-based compensation costs, and lower restructuring and personnel costs as a result of our operational efficiency initiatives. Additionally, during the fiscal year ended December 31, 2024, we recognized $10.3 million of impairment charges on our strategic investments and $4.5 million of professional services costs that were not part of ongoing operations. In comparison, during the fiscal year ended December 31, 2025, we recognized $3.7 million in acquisition related costs.
Adjusted EBITDA increased by $52.3 million during the fiscal year ended December 31, 2025, compared to the prior year. The increase in adjusted EBITDA was driven by the reduction in the instructor revenue share for all subscription offerings, the continued shift in mix of revenue toward our Enterprise segment and subscription offerings, decreases in direct marketing costs, lower personnel costs as a result of our operational efficiency initiatives, and the prior year professional services costs that were not part of ongoing operations as discussed above.

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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$87,659	$53,043	$(2,005)
Less: purchases of property and equipment	(5,803)	(2,300)	(632)
Less: capitalized software costs	(11,880)	(12,475)	(12,434)
Free cash flow	$69,976	$38,268	$(15,071)
Our free cash flow increased for the fiscal years ended December 31, 2025, compared to the same period in the prior year, primarily due to increases in our cash provided by operating activities due to the increase in net income, offset by the timing of certain working capital assets and liabilities, including accounts payable, accrued expenses and other liabilities activities, due to restructuring costs accrued for in prior periods, and deferred revenue.

Liquidity and capital resources
As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents and restricted cash of $231.9 million, marketable securities of $127.3 million, and $200.0 million of available capacity under a revolving credit facility. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $0.4 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.
In May 2025, we entered into a credit agreement with Citibank and certain other financial institutions. The revolving credit facility established by this agreement provides us with revolving commitments in an aggregate principal amount of $200.0 million, all of which were undrawn as of December 31, 2025. The revolving credit facility matures in May 2030. Refer to Note 6 – Debt for additional details.
Pursuant to the Merger Agreement with Coursera, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective date of the Merger. The Merger Agreement also restricts us from incurring new debt, issuing new shares and entering into certain material commercial contracts, in each case subject to customary exceptions (including certain preexisting arrangements and actions taken with Coursera’s prior consent).
We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
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

Use of funds
Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $801.2 million as of December 31, 2025. We have historically incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$87,659	$53,043	$(2,005)
Investing activities	20,629	1,077	(24,972)
Financing activities	(68,464)	(171,749)	19,195
Effect of foreign exchange rates on cash flows	238	(116)	20
Net increase (decrease) in cash, cash equivalents and restricted cash	$40,062	$(117,745)	$(7,762)
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
For the fiscal year ended December 31, 2025, cash provided by operating activities was $87.7 million. This consisted of our net income of $3.8 million, net adjustments for non-cash charges of $165.2 million, and net cash outflows from changes in operating assets and liabilities of $81.3 million. Cash outflows due to changes in operating assets and liabilities were primarily driven by $64.4 million in additions to deferred contract costs and a $11.0 million increase in accounts receivable, each of which are attributable to continued expansion in our Enterprise business.
For the fiscal year ended December 31, 2024, cash provided by operating activities was $53.0 million. This consisted of our net loss of $85.3 million, net adjustments for non-cash charges of $185.7 million, and net cash outflows from changes in operating assets and liabilities of $47.4 million. Cash outflows due to changes in operating assets and liabilities were primarily driven by $58.3 million in additions to deferred contract costs, attributable to continued expansion in our Enterprise business. This was partially offset by $10.1 million in accounts payable, accrued expenses and other liabilities, and a $11.1 million increase in deferred revenue, attributable to continued expansion in our Enterprise business.
Net cash provided by operating activities increased by $34.6 million for the fiscal year ended December 31, 2025, compared to the same period in the prior year, primarily due to the increase in net income, which was partially offset by the timing of changes in certain operating assets and liabilities, including accounts payable, accrued expenses and other liabilities activities, which includes restructuring costs accrued for in prior periods, and deferred revenue.
Investing activities
For the fiscal year ended December 31, 2025, net cash provided by investing activities was $20.6 million, primarily as a result of $222.4 million of proceeds received from the maturity and sale of marketable securities, which was partially offset by $182.6 million in purchases of marketable securities, $11.9 million related to capitalized software costs, $5.8 million in purchases of property and equipment, and $1.5 million for payments related to asset acquisitions.

For the fiscal year ended December 31, 2024, net cash provided by investing activities was $1.1 million, primarily as a result of $352.8 million of proceeds received from the maturity of marketable securities, which was partially offset by $336.9 million in purchases of marketable securities and $12.5 million related to capitalized internal-use software costs.
Financing activities
For the fiscal year ended December 31, 2025, net cash used in financing activities was $68.5 million, primarily driven by $51.0 million in repurchases of common stock, $20.3 million in taxes paid related to net share settlement of employee equity awards, and payments of debt issuance costs of $1.4 million. This was partially offset by $4.2 million of proceeds from issuances of common stock under our employee stock purchase plan.
For the fiscal year ended December 31, 2024, net cash used in financing activities was $171.7 million, driven by $150.3 million in repurchases of common stock and $30.8 million in taxes paid related to net share settlement of employee equity awards. This was partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $7.1 million and proceeds from issuance of common stock via stock option exercises of $2.3 million.
Off-balance sheet arrangements
During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations and commitments
Our estimated future obligations as of December 31, 2025, include both current and long term obligations. Under our operating leases, as noted in the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data", Note 7 – Leases, we have a current obligation of $4.5 million and a long-term obligation of $5.7 million.
Other contractual obligations generally consist of commitments to third-party cloud infrastructure providers, software subscriptions, and other service agreements to support operations in the ordinary course of business. As of December 31, 2025, we had $27.9 million of other purchase obligations with remaining terms in excess of one year. Additionally, we had $15.1 million of non-cancelable contractual commitments with our third-party cloud infrastructure agreement for fiscal year 2026. Refer to Note 8 – Commitments and contingencies to the consolidated financials included in Part II, Item 8, "Financial Statements and Supplementary Data", for more information.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of December 31, 2025 we had $231.5 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $127.3 million of marketable securities, consisting of investments in various U.S. government securities. We had $0.4 million of restricted cash, primarily consisting of cash deposited with financial institutions held as collateral for our obligations under various facility leases.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of December 31, 2025, or interest income earned from our portfolio during the fiscal year ended December 31, 2025.
We are subject to market risk exposure related to changes in interest rates on borrowings under our revolving credit facility. Interest on borrowings under the revolving credit facility is based on Term SOFR or alternate base rate, in each case plus an applicable margin. At December 31, 2025, we had no borrowings outstanding under the revolving credit facility. We did not hold any debt during the fiscal years ended December 31, 2025 or 2024.
Foreign currency risk
The Company’s reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the fiscal years ended December 31, 2025 or 2024.

Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Udemy, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Udemy, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 19, 2026
We have served as the Company’s auditor since 2019.

Udemy, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$231,485	$190,592
Restricted cash, current	201	100
Marketable securities	127,259	163,844
Accounts receivable, net	95,891	88,216
Prepaid expenses and other current assets	25,469	22,735
Deferred contract costs, current	43,908	40,841
Total current assets	524,213	506,328
Property and equipment, net	6,694	4,534
Capitalized software, net	28,964	31,548
Operating lease right-of-use assets	9,040	10,950
Restricted cash, non-current	183	1,115
Deferred contract costs, non-current	28,010	32,212
Intangible assets, net	2,448	2,428
Goodwill	12,646	12,646
Other assets	5,500	3,867
Total assets	$617,698	$605,628
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,198	$6,311
Accrued expenses and other current liabilities	32,126	31,156
Content costs payable	33,175	37,607
Accrued compensation and benefits	27,958	28,793
Operating lease liabilities, current	4,541	2,502
Deferred revenue, current	294,071	291,106
Total current liabilities	400,069	397,475
Operating lease liabilities, non-current	5,686	8,315
Deferred revenue, non-current	1,248	2,438
Other liabilities, non-current	234	6
Total liabilities	407,237	408,234
Note 8 – Commitments and contingencies
Stockholders' equity:
Common stock, $0.00001 par value - 950,000,000 shares authorized; 145,050,642 and 147,484,280 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively.	1	1
Additional paid-in capital	1,011,477	1,002,390
Accumulated other comprehensive income (loss)	162	(11)
Accumulated deficit	(801,179)	(804,986)
Total stockholders’ equity	210,461	197,394
Total liabilities and stockholders' equity	$617,698	$605,628
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Fiscal Year Ended December 31,
	2025	2024	2023
Revenue	$789,844	$786,565	$728,937
Cost of revenue	271,438	294,625	309,598
Gross profit	518,406	491,940	419,339
Operating expenses
Sales and marketing	326,451	342,946	316,738
Research and development	101,513	125,438	120,335
General and administrative	93,020	96,199	93,898
Restructuring charges	1,578	16,685	10,263
Total operating expenses	522,562	581,268	541,234
Loss from operations	(4,156)	(89,328)	(121,895)
Other income (expense), net
Interest income	14,208	19,666	20,670
Interest expense	(734)	379	(518)
Other expense, net	(981)	(11,655)	(1,898)
Total other income, net	12,493	8,390	18,254
Net income (loss) before taxes	8,337	(80,938)	(103,641)
Income tax provision	4,530	4,350	3,653
Net income (loss)	$3,807	$(85,288)	$(107,294)

Net income (loss) per share
Basic	$0.03	$(0.56)	$(0.71)
Diluted	$0.03	$(0.56)	$(0.71)
Weighted-average shares used in computing net income (loss) per share
Basic	148,205,408	151,320,497	150,098,776
Diluted	150,005,398	151,320,497	150,098,776
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended December 31,
	2025	2024	2023
Net income (loss)	$3,807	$(85,288)	$(107,294)
Other comprehensive income (loss):
Foreign currency translation gain, net of tax	133	22	25
Change in unrealized gain (loss) on marketable securities, net of tax	40	(113)	288
Total other comprehensive income (loss)	173	(91)	313
Comprehensive income (loss)	$3,980	$(85,379)	$(106,981)
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	145,013,786	$1	$951,946	$(233)	$(612,404)	$339,310
Stock-based compensation	—	—	104,772	—	—	104,772
Exercise of stock options	5,477,153	—	17,996	—	—	17,996
Vesting of restricted stock units	6,134,641	1	511	—	—	512
Issuance of common stock under employee stock purchase plan	1,029,344	—	8,043	—	—	8,043
Shares withheld related to net share settlement of equity awards	(488,564)	—	(6,760)	—	—	(6,760)
Other comprehensive income	—	—	—	313	—	313
Net loss	—	—	—	—	(107,294)	(107,294)
Balance—December 31, 2023	157,166,360	$2	$1,076,508	$80	$(719,698)	$356,892
Stock-based compensation	—	—	98,408	—	—	98,408
Exercise of stock options	3,141,652	—	2,255	—	—	2,255
Vesting of restricted stock units	6,839,969	—	202	—	—	202
Issuance of common stock under employee stock purchase plan	946,694	—	7,054	—	—	7,054
Shares withheld related to net share settlement of equity awards	(4,405,276)	—	(30,837)	—	—	(30,837)
Repurchases of common stock	(16,205,119)	(1)	(151,200)	—	—	(151,201)
Other comprehensive loss	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(85,288)	(85,288)
Balance—December 31, 2024	147,484,280	$1	$1,002,390	$(11)	$(804,986)	$197,394
Stock-based compensation	—	—	75,360	—	—	75,360
Exercise of stock options	364,669	—	75	—	—	75
Vesting of restricted stock units	7,394,981	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	816,359	—	4,175	—	—	4,175
Shares withheld related to net share settlement of equity awards	(3,038,147)	—	(20,316)	—	—	(20,316)
Repurchases of common stock	(7,971,500)	—	(50,207)	—	—	(50,207)
Other comprehensive income	—	—	—	173	—	173
Net income	—	—	—	—	3,807	3,807
Balance—December 31, 2025	145,050,642	$1	$1,011,477	$162	$(801,179)	$210,461
See accompanying notes to consolidated financial statements.

Udemy, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,807	$(85,288)	$(107,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,359	25,421	24,588
Amortization of deferred contract costs	65,540	59,654	48,161
Stock-based compensation	68,754	90,022	96,046
Allowance for credit losses	3,363	1,549	1,662
Net (accretion) amortization of marketable securities	(3,187)	(8,301)	(7,492)
Non-cash operating lease expense	3,777	4,524	5,856
Unrealized loss on strategic investments	—	10,311	1,793
Other	1,559	2,551	1,178
Changes in operating assets and liabilities:
Accounts receivable	(11,045)	2,789	10,313
Prepaid expenses and other assets	(4,042)	(4,588)	(5,831)
Deferred contract costs	(64,405)	(58,333)	(56,890)
Accounts payable, accrued expenses and other liabilities	3,303	10,050	(14,429)
Content costs payable	(4,432)	(2,671)	2,967
Operating lease liabilities	(2,472)	(5,777)	(6,768)
Deferred revenue	1,780	11,130	4,135
Net cash provided by (used in) operating activities	87,659	53,043	(2,005)
Cash flows from investing activities:
Purchases of marketable securities	(182,603)	(336,898)	(307,706)
Proceeds from maturities and sales of marketable securities	222,415	352,750	295,800
Purchases of property and equipment	(5,803)	(2,300)	(632)
Capitalized software costs	(11,880)	(12,475)	(12,434)
Payments related to asset acquisitions	(1,500)	—	—
Net cash provided by (used in) investing activities	20,629	1,077	(24,972)
Cash flows from financing activities:
Net proceeds from exercise of stock options	70	2,345	17,911
Proceeds from share purchases under employee stock purchase plan	4,175	7,054	8,044
Taxes paid related to net share settlement of equity awards	(20,306)	(30,824)	(6,760)
Repurchases of common stock and excise taxes paid	(50,965)	(150,324)	—
Payments of debt issuance costs	(1,438)	—	—
Net cash provided by (used in) financing activities	(68,464)	(171,749)	19,195

Effect of foreign exchange rates on cash flows	238	(116)	20

Net increase (decrease) in cash, cash equivalents and restricted cash	40,062	(117,745)	(7,762)
Cash, cash equivalents and restricted cash—Beginning of period	191,807	309,552	317,314
Cash, cash equivalents and restricted cash—End of period	$231,869	$191,807	$309,552

	Fiscal Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$231,485	$190,592	$305,564
Restricted cash, current	201	100	3,329
Restricted cash, non-current	183	1,115	659
Total cash, cash equivalents and restricted cash	$231,869	$191,807	$309,552

Supplemental disclosures of cash flow information:
Interest paid	$299	$—	$3,188
Income taxes paid	$5,045	$1,281	$1,418

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$6,548	$8,504	$9,175
Net change in unrealized gain (loss) on marketable securities	$40	$21	$289
Increase (decrease) in purchases of property and equipment included in liabilities	$(500)	$630	$(56)
Operating lease right-of-use assets exchanged for operating lease liabilities	$1,867	$9,779	$—
Accrued excise tax on share repurchases	$117	$876	$—
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

Proposed merger with Coursera
On December 17, 2025, we entered into an Agreement and Plan of Merger (as it may be amended, modified, supplemented or waived from time to time, the “Merger Agreement”) with Coursera, under which Coursera will combine with Udemy in an all-stock transaction (the “Merger”). Under the terms of the Merger Agreement, Udemy stockholders will receive 0.800 shares of common stock, par value $0.00001 per share, of Coursera (“Coursera Common Stock”) for each share of our common stock. Upon the closing of the Merger, existing Coursera stockholders are expected to own approximately 59% and existing Udemy stockholders are expected to own approximately 41% of the combined company, on a fully diluted basis.
The completion of the Merger is subject to the satisfaction of certain customary conditions set forth in the Merger Agreement, including, but not limited to: (i) adoption of the Merger Agreement by Udemy’s stockholders, (ii) approval of the issuance of the shares of Coursera Common Stock and an amendment of Coursera’s amended and restated certificate of incorporation to increase the number of authorized shares of Coursera Common Stock thereunder by Coursera’s stockholders; (iii) authorization for listing of the shares of Coursera Common Stock to be issued in the Merger on NYSE, subject to official notice of issuance; (iv) the expiration or termination of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (on February 9, 2026, the Federal Trade Commission granted early termination of the waiting period under the HSR Act), and the receipt of certain other required regulatory approvals; and (v) effectiveness of the registration statement on Form S-4 for the Coursera Common Stock to be issued in the Merger. In addition, Udemy’s obligation to complete the Merger is also subject to the receipt by Udemy of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
If the Merger Agreement is terminated by Coursera because Udemy’s board of directors changes its recommendation to its stockholders regarding the Merger Agreement or because Udemy breaches its obligations not to solicit proposals relating to an alternative transaction to the Merger (an “Alternative Transaction”) or its obligations in respect of Udemy’s stockholder meeting, Udemy will be required to pay Coursera a termination fee equal to $40.5 million (the “Termination Fee”). Udemy is also required to pay the Termination Fee to Coursera if the Merger Agreement is terminated in certain circumstances after a proposal for an Alternative Transaction is made and, within twelve months of termination, Udemy enters into any Alternative Transaction. Coursera is subject to reciprocal obligations to pay the Termination Fee to Udemy in corresponding circumstances.
In addition, if the Merger Agreement is terminated in certain circumstances because the requisite approval of Udemy stockholders is not obtained at Udemy’s special meeting of stockholders in connection with the Merger or because the requisite approval of Coursera’s stockholders is not obtained at Coursera’s special meeting of stockholders in connection with the Merger, Udemy or Coursera, as applicable, will be required to pay the other party an expense reimbursement equal to $8.0 million.
The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 of this Annual Report on Form 10-K.

Other than acquisition-related expenses associated with the proposed merger of $3.7 million recorded in general and administrative expense in the accompanying consolidated statements of operations for the fiscal year ended December 31, 2025, the Merger did not impact the Company’s consolidated financial statements.
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
Segment information— On March 12, 2025, Hugo Sarrazin became the Company’s new Chief Executive Officer and chief operating decision maker (“CODM”). The Company defines its segments as those operations the CODM regularly reviews to allocate resources and assess performance. For the fiscal years ended December 31, 2025, 2024, and 2023, the Company had two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 14 – Segment and geographic information.
Use of estimates— The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the results of operations during the reporting periods.
Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, allowance for credit losses, capitalized software and the associated useful lives, stock-based compensation, determination of the income tax valuation allowance and the potential outcome of uncertain tax positions, estimated service period for consumer single course purchases, recognition pattern of breakage revenue on Udemy credits, the period of benefit for deferred commissions, the fair value and associated useful lives of acquired intangible assets and goodwill, the valuation of marketable securities and privately-held strategic investments, including impairments, and the carrying value of operating lease right-of-use (“ROU”) assets. Management periodically evaluates such estimates and assumptions for continued reasonableness.
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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had no customers who accounted for more than 10% of total accounts receivable as of December 31, 2025 or December 31, 2024. The Company had one customer, Benesse Corporation (“Benesse”), a reseller partner for the Enterprise segment, who accounted for more than 10% of total revenue during the fiscal year ended December 31, 2025. The Company had no customers who accounted for more than 10% of total revenue during the fiscal years ended December 31, 2024 or 2023.

Summary of significant accounting policies
Revenue recognition— The Company accounts for revenue under ASC Topic 606, Revenue from Contracts with Customers. The Company’s two sources of revenue are its Enterprise and Consumer business channels.
Enterprise revenue— The Company primarily generates revenue by selling subscription licenses to a variety of enterprise and government customers.

The Company’s subscription contracts with enterprise customers generally have annual or multi-year contractual terms and consist of a fixed quantity of seat licenses, which allows each seat to access an unlimited number of course enrollments during the contract term. Enterprise license subscriptions include Team Plan, Enterprise Plan, Udemy Business Pro, and Leadership Academy. Subscribers retain access to the courses in which they enroll for the duration of their subscriptions (including any renewal period), even if the instructor subsequently elects to remove the course from the Company’s subscription programs. Enterprise contracts are typically evidenced by a fully executed Master Services Agreement with an accompanying executed Order Form specifying the contractual subscription term and pricing. Revenue is recognized ratably over the respective contractual subscription term beginning on the date that the platform is made available to the customer. Other Enterprise revenue is primarily comprised of professional services arrangements, which are generally offered as fixed price contracts. While a limited number of contracts with enterprise customers contain multiple performance obligations, the amount of other Enterprise revenue, including professional services, was immaterial during the fiscal years ended December 31, 2025, 2024, and 2023.
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
Consumer revenue— The Company generates revenue by selling access to course content on the Udemy platform directly to individual learners. Consumer revenue consists of (i) consumer subscriptions and (ii) transactional and other revenue. All contracts with consumer customers are billed in advance and require payment via credit card by the customer prior to accessing any course content, or in the case for new consumer subscription customers, upon expiration of a 7-day free trial available to new customers in certain jurisdictions.
Consumer subscription plans offer on-demand access to a library of courses over a subscription term, as well as additional features and functionalities. Consumer subscriptions are either one-month or one-year in duration and paid in advance, with new customers in certain jurisdictions able to sign up for a 7-day free trial period. Once the free trial period lapses and advance payment is made, there is no right to a refund (unless otherwise required by applicable law). Subscribers have continuous access to enroll in and consume an unlimited number of curated courses included in the subscription collection on the platform during the subscription term. Subscribers retain access to the courses in which they enroll for the duration of their subscriptions (including any renewal period), even if the instructor subsequently elects to remove the course from the Company’s subscription programs. The continual access to the platform represents a series of distinct services, as the Company continually provides access to, and fulfills its obligation to, the customer over the contract term. Consumer subscriptions automatically renew at the end of the subscription term. Customers may cancel renewal of their subscription at any point but will retain their access to the platform until the end of the current subscription term.
Transactional and other revenue is primarily comprised of sales of single courses. After checkout, consumer customers purchasing a single course receive a lifetime access license to the digital course content in addition to stand-ready access to the Udemy platform online services needed to access the content. Revenue recognized from other products sold on the consumer marketplace on a non-recurring basis was not material for all periods presented.
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

Due to the above, the Company recognized $2.7 million of breakage revenue for Udemy credits during the fiscal year ended December 31, 2025, respectively, compared to zero during the fiscal years ended December 31, 2024 and 2023. Of the $2.7 million in breakage revenue recognized during the fiscal year ended December 31, 2025, $2.5 million related to previously satisfied performance obligations.
ASC Topic 606 Five-Step Model— Revenue from contracts with customers is recognized when control of promised services is transferred. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services. The Company accounts for revenue contracts with customers using the five-step model under ASC Topic 606:
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
5) Recognize revenue when or as performance obligations are satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that Udemy expects to receive in exchange for those services. Udemy has a stand ready obligation to deliver its services continually throughout the requisite contract period, which is either lifetime access for consumer single course purchases or the contractual subscription term for UB and consumer subscription customers. As such, the Company recognizes revenue on a straight-line basis as it satisfies the performance obligation, using an estimated service period for consumer single course purchases and the contractual subscription term for UB and consumer subscription customers. Enterprise revenue from professional services contracts is recognized on a proportional performance basis.
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
Principal vs. agent— In order to determine if revenue should be reported gross or net of either payments to third-party instructors or amounts retained by reseller partners who sell access to Enterprise subscription offerings, the Company evaluated whether Udemy acts as the principal in sales of its online course offerings. An entity is the principal if it controls a good or service before it is transferred to the end customer. Key indicators that management evaluated in determining gross versus net treatment included but are not limited to:
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
Estimated service period for consumer single course purchases— The Company considers a variety of data points when determining the estimated service period for a consumer single course purchase over which revenue is recognized. Quantitative data points considered include, but are not limited to, the average time period between a learner’s purchase date and the last date the learner accesses the purchased content, the average total hours consumed for a given purchase, and the time period over which learner activity stabilizes. Management also considers certain qualitative factors such as the nature of the Company’s consumer offerings, known online trends, and, to the extent publicly available, service periods of competitors’ online content that is similar in nature to those offered by the Company. The Company believes consideration of all of these factors enables the Company to determine the best representation of the time period during which consumer learners access the online course content on the Company’s platform and therefore the service period over which the Company provides services to learners. Determining the estimated service period is subjective and requires management’s judgment. Future usage patterns may differ from historical usage patterns, and the estimated service period may change in the future. The estimated service period for consumer single course purchase transactions is four months from the date of enrollment.
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
Advertising and sponsorship costs— Advertising costs are expensed as incurred. In general, sponsorship costs are expensed on a straight-line basis over the contractual sponsorship term. Prepayments made under sponsorship contracts are included in the prepaid expenses and other current assets caption of the consolidated balance sheets. Advertising and sponsorship costs are recorded in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $80.6 million, $94.9 million and $82.5 million for the fiscal years ended December 31, 2025, 2024, and 2023, respectively.
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
During the fourth quarter of 2023, the Company's began funding withholding taxes due upon the vesting of employee RSUs, the exercise of stock options, and the exercise of ESPP purchase rights in certain jurisdictions by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement is reflected as (i) a reduction to additional paid-in-capital and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of net share settlement are returned to the pool of shares available for future issuance. Therefore, they are not considered issued and outstanding and do not impact the calculation of net income (loss) per share, basic and diluted.
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
ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest accrued related to uncertain tax positions as a component of the provision for income taxes. There was no accrued interest or penalties associated with any uncertain tax positions, nor was any interest expense recognized during the fiscal years ended December 31, 2025, 2024, and 2023. The Company does not currently anticipate that any significant increase or decrease to uncertain tax positions will be recorded during the next twelve months.
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
Net income (loss) per share— Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share, because potentially dilutive common shares are anti-dilutive. Equity awards that have been released or exercised, but are subject to forfeiture or repurchase clauses that lapse upon satisfaction of a future service condition, are not considered outstanding in the computation of basic weighted-average number of shares of common stock outstanding until the service condition is met.
Comprehensive income (loss)— Comprehensive loss consists of two components, net income (loss) and other comprehensive income (loss), net of tax. Other comprehensive income (loss), net of tax, refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) for the fiscal years ended December 31, 2025, 2024, and 2023, consisted of changes in unrealized holding gains and losses on available-for-sale securities and foreign currency translation gains and losses.
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
Marketable securities— Marketable securities consist of obligations issued by the U.S. Treasury and other U.S. federal agencies, corporate debt, and commercial paper securities, with an original maturity greater than 90 days at the date of purchase and are classified as available-for-sale securities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as current assets. Available-for-sale securities are initially recorded at cost and periodically adjusted to fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, while realized gains and losses are reported within other income (expense), net as a component of net income (loss).
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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Fiscal Year Ended December 31, 2025	$1,096	$3,363	$(2,285)	$2,174
Fiscal Year Ended December 31, 2024	$1,270	$1,549	$(1,723)	$1,096
Fiscal Year Ended December 31, 2023	$1,528	$1,662	$(1,920)	$1,270
Deferred contract costs— Sales commissions earned by the Company’s sales force on both new and renewal business are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts and incremental sales to existing customers are deferred and then amortized on a straight-line basis over an estimated period of benefit of four years. This period of benefit was determined by taking into consideration term lengths of Enterprise customer contracts, changes and enhancements in course offerings, and other factors. Beginning January 1, 2025, the Company began paying commissions on the renewing portion of existing contracts. Commissions on renewals that are not commensurate with the initial contract are deferred and amortized on a straight-line basis over the average renewal term, which is estimated to be 18 months.
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
Goodwill and intangible assets— Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were noted for the fiscal years ended December 31, 2025, 2024, or 2023.
Goodwill represents the excess purchase price over net assets acquired in the Company’s business combinations. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually, during the fourth quarter of each fiscal year, or more often if and when circumstances indicate that goodwill may not be recoverable. No such triggering events were noted for the fiscal years ended December 31, 2025, 2024, or 2023.
Impairment of long-lived assets— The Company evaluates the carrying value of long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. The Company did not identify any impairment losses on long-lived assets for the fiscal years ended December 31, 2025, 2024, or 2023.
Self-insurance— The Company is self-insured for medical benefits offered to certain employees, up to certain stop-loss limits. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. As of both December 31, 2025, and December 31, 2024, there was an immaterial amount of self-insurance recorded in accrued compensation and benefits on the accompanying consolidated balance sheets.
Debt— Amounts drawn under revolving lines of credit are classified as current or noncurrent liabilities based on several factors, including but not limited to stated maturity dates and whether the Company has the ability and intent to repay the debt within one year from the reporting date. Direct and incremental costs incurred to obtain lines of credit are capitalized as noncurrent other assets on our balance sheets and amortized ratably over the term of the arrangement into interest expense in the Company’s consolidated statement of operations.
Recently Adopted Accounting Pronouncements Adopted in 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard became effective as of the Company’s fiscal year ended December 31, 2025. The Company has elected to use a prospective approach and has included the required disclosures in the notes to the financial statements for income taxes. This standard update did not affect the Company’s operating results.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-Profit Entities,” which amends ASC 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This ASU is effective for interim and annual reporting periods beginning after December 15, 2025, and early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements and accompanying notes.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 provides updated guidance on the capitalization and subsequent measurement of costs incurred in connection with the implementation of internal-use software, including cloud computing arrangements. The amendment replaces former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the intended function. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), to provide guidance on how business entities should recognize, measure, and present government grants received. The effective date for this standard is for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU may be applied using a modified prospective, modified retrospective, or retrospective approach. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Improvements to Interim Disclosure Requirements, to provide clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
3. Revenue recognition
Disaggregation of Revenue—The following table presents revenue disaggregated by product offering for each segment (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Enterprise:
Subscription	$521,493	$491,444	$419,369
Other	2,581	3,014	1,277
Enterprise revenue	$524,074	$494,458	$420,646
Consumer:
Subscription	$44,514	$31,006	$20,029
Transactional and other	221,256	261,101	288,262
Consumer revenue	$265,770	$292,107	$308,291
Total revenue	$789,844	$786,565	$728,937
Deferred revenue—Revenue recognized for the fiscal year ended December 31, 2025, from amounts included in deferred revenue as of December 31, 2024 was $286.1 million. Revenue recognized for the fiscal year ended December 31, 2024, from amounts included in deferred revenue as of December 31, 2023 was $270.7 million. Revenue recognized for the fiscal year ended December 31, 2023, from amounts included in deferred revenue as of December 31, 2022 was $268.3 million.

The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022
Deferred revenue:
Enterprise	$243,771	$233,466	$220,127	$219,030
Consumer	51,548	60,078	62,287	59,249
Total deferred revenue	$295,319	$293,544	$282,414	$278,279

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to deferred revenue and unbilled revenue related to multi-year Enterprise subscription contracts with future installment billings, as well as unearned revenue from consumer single course purchases and subscriptions at the end of any given period. As of December 31, 2025, the aggregate transaction price for remaining performance obligations was $567.9 million, of which 72% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Fiscal Year Ended December 31, 2025	$73,053	$64,405	$(65,540)	$71,918
Fiscal Year Ended December 31, 2024	$74,374	$58,333	$(59,654)	$73,053
Fiscal Year Ended December 31, 2023	$65,645	$56,890	$(48,161)	$74,374

4. Investments and fair value measurements

The following tables present the Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

As of December 31, 2025	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$123,314	$—	$—
Time deposits	4,005	—	—
Marketable securities:
U.S. government securities	—	127,259	—
Total assets	$127,319	$127,259	$—

As of December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$136,771	$—	$—
Time deposits	9,809	—	—
U.S. government securities	—	1,686	—
Marketable securities:
U.S. government securities	—	163,844	—
Total assets	$146,580	$165,530	$—
1) Included in cash and cash equivalents in the accompanying consolidated balance sheets, in addition to $104.2 million and $42.3 million of cash as of December 31, 2025 and December 31, 2024, respectively.

The Company did not have a material amount of liabilities measured at fair value on a recurring basis as of December 31, 2025 or December 31, 2024.
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
A summary of the changes in the fair value of Level 3 financial instruments, of which vesting and remeasurement of SARs and impairment of strategic investments is recognized in the consolidated statements of operations, is as follows (in thousands):

	Stock Appreciation Rights	Strategic Investments
Balance— December 31, 2022	$462	$12,104
Vesting and remeasurement of SARs	(161)	—
Exercises of SARs	(253)	—
Unrealized loss on strategic investments	—	(1,793)
Balance— December 31, 2023	48	10,311
Vesting and remeasurement of SARs	(34)	—
Exercises of SARs	(7)	—
Unrealized loss on strategic investments	—	(10,311)
Balance— December 31, 2024	7	—
Vesting and remeasurement of SARs	(4)	—
Balance— December 31, 2025	$3	$—

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
The cost basis of the Company’s strategic investments is $15.0 million. The Company previously recorded impairment charges of $10.3 million during the second quarter of 2024, $1.8 million during the second quarter of 2023 and $2.9 million during the third quarter of 2022. There have been no observable price changes in orderly transactions for identical or similar investments of the same issuer during the periods presented. As such, the Company’s carrying amount of its strategic investment was zero as of December 31, 2025 and December 31, 2024.

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$104,166	$—	$—	$104,166
Money market funds	123,314	—	—	123,314
Time deposits	4,005	—	—	4,005
Total cash and cash equivalents	231,485	—	—	231,485
Marketable securities:
U.S. government securities	127,122	137	—	127,259
Total cash, cash equivalents, and marketable securities	$358,607	$137	$—	$358,744

As of December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$42,326	$—	$—	$42,326
Money market funds	136,771	—	—	136,771
Time deposits	9,809	—	—	9,809
U.S. government securities	1,686	—	—	1,686
Total cash and cash equivalents	190,592	—	—	190,592
Marketable securities:
U.S. government securities	163,747	97	—	163,844
Total cash, cash equivalents, and marketable securities	$354,339	$97	$—	$354,436

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	December 31, 2025		December 31, 2024
	Fair Value	Gross Unrealized Losses(1)	Fair Value	Gross Unrealized Losses(1)
Marketable securities:
U.S. government securities	$108	$—	$4,898	$—
Total securities in an unrealized loss position	$108	$—	$4,898	$—
(1) Gross unrealized losses as of December 31, 2025 and December 31, 2024 were less than one thousand dollars and rounded to zero.

Realized gains and losses reclassified from accumulated other comprehensive loss to other expense, net were zero for the fiscal years ended December 31, 2025 and 2024.

No securities had been in a continuous unrealized loss position for twelve months or longer as of December 31, 2025 or December 31, 2024. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of December 31, 2025 and December 31, 2024, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.

Contractual maturities of investments classified as marketable securities are as follows (in thousands):

December 31,
2025
Due within one year	$119,081
Due in one to two years	8,178
Total	$127,259

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Leasehold improvements	$22,828	$19,064
Computers and equipment	9,530	8,317
Furniture and fixtures	6,013	4,737
Purchased software	383	383
Construction in progress	5	1,757
Total property and equipment	38,759	34,258
Less accumulated depreciation and amortization	(32,065)	(29,724)
Property and equipment, net	$6,694	$4,534
Depreciation expense was $3.1 million, $2.7 million, and $3.0 million for the fiscal years ended December 31, 2025, 2024, and 2023, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Internal use software	$123,089	$105,162
Content assets	253	—
Total capitalized software	123,342	105,162
Less accumulated amortization	(94,378)	(73,614)
Capitalized software, net	$28,964	$31,548
Amortization expense of capitalized software was $20.8 million, $19.9 million, and $17.5 million for the fiscal years ended December 31, 2025, 2024, and 2023 respectively.

As of December 31, 2025, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

2026	$16,353
2027	9,328
2028	3,283
Total expected amortization	$28,964

Intangible assets, net and goodwill— On April 8, 2025, the Company entered into a $1.5 million asset purchase agreement with a private entity. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, and the assembled workforce represented substantially all of the fair value of the acquired assets.

As of December 31, 2025, intangible assets, net were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(3,989)	$1,511
Assembled workforce	2 years	1,500	(563)	937
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$16,600	$(14,152)	$2,448

As of December 31, 2024, intangible assets, net were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(3,072)	$2,428
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$15,100	$(12,672)	$2,428

Amortization expense of intangible assets was $1.5 million, $2.8 million, and $4.1 million for the fiscal years ended December 31, 2025, 2024, and 2023, respectively.

The expected future amortization expense for intangible assets as of December 31, 2025 was as follows (in thousands):

2026	$1,667
2027	781
Total expected amortization	$2,448

Goodwill in the amount of $12.6 million was established as part of the acquisition of CUX, Inc. (d/b/a CorpU) on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of December 31, 2025.
The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were identified during the fiscal years ended December 31, 2025, 2024, or 2023.

Accrued expenses and other current liabilities— Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued expenses	$17,314	$14,518
Indirect tax reserves	4,279	2,225
Indirect tax payables	7,806	8,952
Other current liabilities	2,727	5,461
Accrued expenses and other current liabilities	$32,126	$31,156

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
The Revolving Credit Facility contains customary affirmative and negative covenants, including negative covenants imposing limitations on, among others, incurring additional indebtedness, granting liens, making certain restricted payments (including stock repurchases or the payment of cash dividends), making investments and entering into certain transactions with affiliates. The Company is also subject to financial covenants to maintain a minimum consolidated interest coverage ratio of 3.0 to 1.0 and a maximum consolidated net leverage ratio of 3.5 to 1.0, in each case calculated in accordance with the terms of the Revolving Credit Facility. Noncompliance with these covenants, or the occurrence of certain other events specified in the Revolving Credit Facility, could result in an event of default under the Revolving Credit Facility. Upon the occurrence and during the continuance of an event of default, any outstanding principal, interest, and fees could become immediately due and payable. As of December 31, 2025, the Company was in compliance with all covenants under the Revolving Credit Facility.
As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
The Company incurred $1.4 million worth of debt issuance costs in connection with the Revolving Credit Facility. The Company recorded interest expense of $0.5 million during the fiscal year ended December 31, 2025, of which $0.2 million was related to the amortization of capitalized debt issuance costs.

7. Leases
The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases, with lease terms expiring through June 2029.
As a result of new leasing activity during the fiscal year ended December 31, 2024, the Company was entitled to receive $2.1 million in tenant incentives for leasehold improvements constructed by the Company, which it received during the fiscal year ended December 31, 2025.
The components of lease costs, supplemental cash flow information, lease term, and discount rate for operating leases are as follows (in thousands, except for percentages and years):

	Fiscal Year Ended December 31,
	2025	2024	2023
Operating lease costs	$4,794	$5,027	$6,335
Variable lease costs	1,025	979	1,068
Short-term lease costs	544	561	372
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives	3,498	6,259	7,303

	December 31,	December 31,
	2025	2024
Weighted average remaining term (years)	2.8	3.4
Weighted average discount rate	9.0%	5.8%
During the fiscal years ended December 31, 2025, 2024 and 2023, the Company recognized no sublease income.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of December 31, 2025, were as follows (in thousands):

2026	$4,777
2027	3,164
2028	2,298
2029	1,166
Gross lease payments	11,405
Less imputed interest	(1,178)
Present value of operating lease liabilities	$10,227

8. Commitments and contingencies
Noncancellable purchase commitments— The Company has noncancellable contractual commitments related to third-party cloud infrastructure providers, software subscriptions, and other service agreements to support operations in the ordinary course of business. As of December 31, 2025, future noncancellable commitments with remaining terms in excess of one year under these arrangements were as follows (in thousands):

2026	16,215
2027	9,656
2028	1,999
Total purchase commitments (1)	$27,870
(1) Does not include $15.1 million of non-cancelable contractual commitments for a third-party cloud infrastructure provider as of December 31, 2025, that the Company had committed to spend during the fiscal year ending December 31, 2026, as the remaining term of the agreement was not in excess of one year.

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

Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accrued expenses and other current liabilities caption of the accompanying consolidated balance sheets as of December 31, 2025, and December 31, 2024.

9. Income taxes
The following footnote reflects the Company’s adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Refer to Note 2 – Summary of significant accounting policies for more information about recently adopted accounting pronouncements.
The domestic and foreign components of income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Domestic	$(884)	$(88,789)	$(110,640)
Foreign	9,221	7,851	6,999
Total net income (loss) before taxes	$8,337	$(80,938)	$(103,641)
The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	234	512	324
Foreign	4,366	3,912	3,494
Total current income tax expense	4,600	4,424	3,818
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(70)	(74)	(165)
Total deferred income tax benefit	(70)	(74)	(165)
Total provision for income taxes	$4,530	$4,350	$3,653
The Company had an effective tax rate of 54.34%, (5.37)%, and (3.52)% for the periods ended December 31, 2025, 2024, and 2023, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of the decrease in the total of valuation allowances against federal and state net deferred tax assets, offset by income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits.
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate as a percentage of net income before taxes is as follows (dollar amounts in thousands):

	Fiscal Year Ended December 31, 2025
	Amount	As a % of net income before taxes
Net income before taxes	$8,337
U.S. federal statutory tax rate	1,751	21.00%
State and local income taxes, net of federal income tax effect(1)	182	2.18%
Foreign tax effects	264	3.16%
Effect of changes in tax laws or rates enacted in the current period
Effect of cross-border tax laws
Withholding taxes	1,683	20.19%
Tax credits
Research credits	(1,915)	(22.97)%
Changes in valuation allowance - federal	(6,371)	(76.43)%
Non-taxable or non-deductible items
Non-deductible compensation	1,331	15.97%
Stock-based compensation	6,453	77.41%
Changes in unrecognized tax benefits	437	5.24%
Other	715	8.59%
Income tax provision	$4,530	54.34%
(1) States taxes in Virginia and Florida made up the majority (greater than 50%) of the tax effect in this category.
As previously disclosed for the periods ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Fiscal Year Ended December 31,
	2024	2023
Federal tax expense	21.00%	21.00%
State taxes, net of federal benefit	0.49%	0.50%
Foreign rate differential	(0.28)%	(1.40)%
Withholding taxes	(2.43)%	(1.77)%
Nondeductible compensation	(6.18)%	(10.20)%
Stock-based compensation	(9.48)%	(1.84)%
Change in valuation allowance	(16.40)%	(18.33)%
Research and development credits	7.57%	7.94%
Nontaxable dividends	—%	1.31%
Other	0.34%	(0.73)%
Effective tax rate	(5.37)%	(3.52)%
The amount of cash taxes paid by Udemy, Inc., inclusive of amounts withheld by customers and remitted to tax authorities on the Company's behalf, are as follows (in thousands):

Fiscal Year Ended December 31, 2025
Federal	$—
State	611
Foreign
India	1,563
Australia	654
All other foreign	2,217
Cash taxes, net of amounts refunded	$5,045
Significant components of the net deferred tax assets (liabilities) for the fiscal years ended December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Accruals and reserves	$4,340	$3,852
Deferred revenue	64,332	64,179
Net operating loss	39,420	21,983
Research and development tax credits	37,378	34,772
Stock-based compensation expense	2,518	4,005
Indirect tax reserves	742	377
Property and equipment, net	1,969	2,088
Capitalized research and development costs	22,832	48,726
Operating lease liabilities	1,985	2,152
Other deferred tax assets	4,082	3,052
Gross deferred tax assets	179,598	185,186
Valuation allowance	(160,923)	(165,488)
Total deferred tax assets	18,675	19,698
Deferred tax liabilities:
Deferred contract costs	(9,095)	(9,329)
Operating lease right-of-use-assets	(1,610)	(2,064)
Other deferred tax liabilities	(7,663)	(8,067)
Total deferred tax liabilities	(18,368)	(19,460)
Net deferred tax assets	$307	$238
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. In 2025, after considering both positive and negative evidence, we determined that there is not sufficient objectively verifiable positive evidence to conclude that it is more-likely-than-not that our US deferred tax assets are realizable in the future. As a result, we continue to record a full valuation allowance against our U.S. Federal and State net deferred tax balances.
As of December 31, 2025, the Company has established a valuation allowance of $160.9 million, against its gross deferred tax assets due to the uncertainty surrounding the realization of such assets. The change in total valuation allowance from 2024 to 2025 was an decrease of $4.6 million.

As of December 31, 2025, the Company had $170.4 million of federal net operating loss (“NOL”) carryforwards. All of the federal NOL carryforwards generated in taxable years beginning after December 31, 2017 have an indefinite carryforward period, but are subject to the 80% deduction limitation based upon pre-NOL deduction taxable income.
As of December 31, 2025, the Company had $58.0 million of state NOL carryforwards. The state NOL carryforwards begin expiring in 2030, if not utilized.
As of December 31, 2025, the Company had U.S. federal and state research and development tax credit carryforwards of $30.6 million and $20.2 million, respectively. The federal research and development tax credit carryforwards will expire in various amounts beginning in 2035 while the state research and development tax credit carryforwards can be carried forward indefinitely.
In July 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). The OBBB Act, among other things, extends certain provisions of 2017 U.S. federal tax legislation relating to federal bonus depreciation and immediate expensing for domestic research and development expenditures. These provisions did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2025. We will continue to monitor future developments, including regulatory guidance and interpretations, which could have a material impact.
The utilization of the Company’s net operating losses may be subject to a limitation due to the “ownership change” provisions under Section 382 of the Internal Revenue Code and similar state and foreign provisions. The Company has performed a Section 382 study through December 31, 2025 to determine any potential Section 382 limitations on the utilization of its net operating loss carryforwards and tax credit carryforwards and has determined that the Company has not experienced any ownership changes expected to impact Net Operating Loss carryforwards.
Uncertain tax positions— As of December 31, 2025 and 2024, the Company had gross unrecognized tax benefits of $10.0 million and $9.0 million, respectively, related to federal and state research and development tax credits. The Company has performed a R&D tax credit study. The Company’s tax position of such credits is not more likely than not to be sustained upon examination. The Company has recorded an uncertain tax position related to the deferred tax asset recognized for these credits.
A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$9,032	$7,232	$5,310
Increases related to prior year tax positions	220	133	58
Increases related to current year tax positions	723	1,667	1,864
Statues of limitations expirations	—	—	—
Gross unrecognized tax benefits at the end of the year	$9,975	$9,032	$7,232
The Company is currently unaware of uncertain tax positions that could result in significant additional payments, accruals, or other material deviations in the next 12 months. The Company currently does not record interest and penalties, if any, related to unrecognized tax benefits due to the existence of tax attribute carryforwards.
The Company intends to indefinitely reinvest any future undistributed foreign earnings outside the United States and therefore such earnings will not be subject to U.S. federal or state, or foreign withholding tax.
The Company files income tax returns in U.S. federal, and certain state and foreign jurisdictions with varying statutes of limitations. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through the fiscal year ended December 31, 2025. There are currently no income tax audits underway by U.S. federal or state tax authorities.
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

10. Employee Retirement Plan
The Company maintains a 401(k) retirement savings plan covering eligible employees. Employee contributions to the plan consist of a percentage based on eligible employee compensation. In the fiscal years ended December 31, 2025 and 2024, the Company matched 50% of an employee’s contribution up to 6% of eligible compensation, with no vesting requirements. During the fiscal year ended December 31, 2023, the Company matched 50% of an employee’s contribution up to 4% of eligible compensation, with no vesting requirements.
Under these plans, the Company contributed $3.6 million, $4.2 million, and $3.0 million for the fiscal years ended December 31, 2025, 2024, and 2023, respectively.
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
Certain members of the Company’s board of directors also served as executive officers for customers of the Company’s Enterprise subscription offering.
The following tables summarize the Company’s related party transactions (in millions):

	Fiscal Year Ended December 31,
	2025	2024	2023
Revenue recognized from services provided to customers
Naspers and affiliates	$1.7	$1.8	$1.9
Insight and affiliates	0.4	0.6	0.7
Companies affiliated with Board members	0.1	0.4	0.4

Expense recognized from services provided by vendors
Insight and affiliates	1.1	0.8	0.8

	December 31,	December 31,
	2025	2024
Amounts in accounts receivable
Insight and affiliates	$0.1	$0.1
Companies affiliated with Board members	0.1	0.1

12. Stockholders' equity
Preferred stock— Under its amended and restated certificate of incorporation, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, as designated from time to time by the Company’s board of directors. As of December 31, 2025 and December 31, 2024, there were zero shares of preferred stock issued and outstanding.

Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	December 31,	December 31,
	2025	2024
2010 Equity Incentive Plan:
Stock options outstanding	940,908	1,401,086
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	15,485,131	15,809,202
Shares available for future issuance under:
2021 Equity Incentive Plan	13,943,187	10,514,374
2021 Employee Stock Purchase Plan	4,219,800	2,986,132
Total shares of common stock reserved	34,589,026	30,710,794
(1) For those PSUs in their respective performance periods, the number of shares reserved for issuance is based on the maximum achievement of the corporate performance metrics.
Share repurchase programs— The Company may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. Prior to completion, the repurchase programs could have been suspended or discontinued at any time and did not obligate the Company to acquire any amount of common stock.
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
In September 2025, the Company’s board of directors approved a share repurchase program (the “2025 Repurchase Program”), which authorized the purchase of up to $50 million in shares of the Company’s common stock. During the fiscal year ended December 31, 2025, the Company repurchased 7,971,500 shares for an aggregate total of $50.2 million, inclusive of direct costs incurred. The 2025 Repurchase Program was completed in December 2025.
During the fiscal year ended December 31, 2024, the Company’s board of directors approved a share repurchase program (the “2024 Repurchase Program”), which authorized the purchase of up to $150 million in shares of the Company’s common stock. During the fiscal year ended December 31, 2024, the Company repurchased 16,205,119 shares for an aggregate total of $151.2 million, inclusive of direct costs incurred. The 2024 Repurchase Program was completed in November 2024.
Equity incentive plans— In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provided for incentive stock options (“ISOs”), non-statutory stock options (“NSOs”, collectively with ISOs, “stock options”), stock appreciation rights, restricted stock, and restricted stock units to be granted to eligible employees, directors, and consultants. The 2010 Plan was terminated in October 2021 in connection with the IPO but continues to govern the terms and conditions of the outstanding awards granted pursuant to the 2010 Plan. No further equity awards will be granted under the 2010 Plan.
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
As a result of the Equity Exchange, there was $45.7 million in incremental stock-based compensation expense from the modification accounting. That amount, as well as the remaining unrecognized expense associated with the Exchanged Awards at the time of the exchange, began to be recognized on a straight-line basis over the requisite service period for the new RSUs, adjusted as needed for those new RSUs issued for certain Exchanged Awards whose per share exercise prices were lower than the Company’s stock price at the exchange date. The requisite service periods for all unforfeited Exchanged Awards were satisfied no later than August 2025.
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

During the third quarter of 2025, the Company granted 553,125 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One third of the eligible PSUs vest upon certification of the corporate performance metrics by the Board of Directors’ compensation committee in the third quarter of 2026, and the remaining two thirds will vest equally over the following 6 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of December 31, 2025, the Company estimated a payout rate of 70% of target based on forecasted achievement.
During the first quarter of 2025, the Company granted 372,044 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One third of the eligible PSUs vest upon certification of the corporate performance metrics by the Board of Directors’ compensation committee in the first quarter of 2026, and the remaining two thirds will vest equally over the following 8 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of December 31, 2025, management calculated a payout rate equal to 66% of the number of target shares granted based on actual attainment of the metrics.
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
A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding (1)	Weighted Average Grant Date Fair Value
Balance - December 31, 2024	14,892,768	$10.74	673,578	$10.40
Granted	10,869,235	6.88	925,169	7.37
Released	(7,225,908)	10.74	(169,073)	9.99
Canceled	(4,376,936)	9.83	(518,673)	10.13
Balance - December 31, 2025	14,159,159	$8.06	911,001	$7.55
Unvested - December 31, 2025	14,069,826	$8.06	911,001	$7.55
Awards vested, not yet released - December 31, 2025	89,333	$8.39	—	$—
(1) Canceled PSU shares consist of awards forfeited as well as the difference in the number of shares granted at target and the shares certified by the Board based on actual achievement.
The weighted-average grant date fair value of RSUs that were granted during the fiscal years ended December 31, 2024 and 2023, was $9.25 and $9.86, respectively. The aggregate fair value of RSUs that vested during the fiscal years ended December 31, 2025, 2024, and 2023 was $51.3 million, $61.2 million and $68.4 million, respectively. As of December 31, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $104.1 million, which will be recognized over a weighted average period of 2.2 years.
The weighted-average grant date fair value of PSUs that were granted during the fiscal years ended December 31, 2024 and 2023, was $10.98 and $8.89, respectively. The aggregate fair value of PSUs that vested during the fiscal years ended December 31, 2025 and 2024 was $1.2 million and $1.9 million, respectively. No PSUs vested prior to the fiscal year ended December 31, 2024. As of December 31, 2025, total unrecognized stock-based compensation expense related to unvested PSUs was $2.9 million, which will be recognized over a weighted average period of 1.1 years.

Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.
The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2024	1,351,086	$5.28	4.05	$4,666
Granted	—	—
Exercised	(364,669)	3.56
Canceled	(95,509)	6.61
Balance - December 31, 2025	890,908	$5.84	3.61	$1,174
Vested & exercisable as of December 31, 2025	890,908	$5.84	3.61	$1,174
There were no stock options granted during the fiscal years ended December 31, 2025, 2024, or 2023.
Total aggregate intrinsic value of options exercised during the fiscal years ended December 31, 2025, 2024, and 2023 was $1.6 million, $15.9 million, and $45.6 million, respectively.
As of December 31, 2025, there was no unrecognized stock-based compensation for stock options with service-based vesting conditions, as all such awards were fully vested.
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
The Company had one Performance-Based Option outstanding as of December 31, 2025. The following table summarizes the activities of Performance-Based Options under the Equity Incentive Plans:

	Performance-Based Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2024	50,000	$3.06	3.58	$259
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance - December 31, 2025	50,000	$3.06	2.58	$140
Vested & exercisable as of December 31, 2025	50,000	$3.06	2.58	$140
As of December 31, 2025, there was no unrecognized stock-based compensation for stock options with performance-based vesting conditions, as all such awards were fully vested.
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
As of December 31, 2025, there were 1,000 fully-vested and exercisable SARs outstanding, with a weighted average exercise price of $3.12.
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
On each exercise date, eligible employees will purchase the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the enrollment date or (ii) the exercise date. During the fiscal year ended December 31, 2025, 816,359 shares of common stock were issued under the ESPP.
Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering period terminates immediately following the purchase of ESPP shares on the purchase date. Participants in the terminated offering period are then automatically enrolled in the new offering period. During the fiscal years ended December 31, 2025, 2024, and 2023, ESPP resets resulted in incremental stock-based compensation expense to be recognized from modification accounting of $2.4 million, $3.6 million, and $5.9 million, respectively, to be recognized on a straight-line basis over the new, respective offering periods.
The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of employee stock purchase rights granted under the new ESPP offering period:

	Fiscal Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.9%	4.6%	4.6%
Expected volatility	55.5%	50.6%	68.6%
Expected life (in years)	1.3	1.3	1.6
Expected dividend yield	—	—	—

As of December 31, 2025, total unrecognized compensation cost for the ESPP was $4.2 million, which will be recognized over a weighted average period of 1.8 years.
Total stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Cost of revenue	$6,748	$6,887	$7,006
Sales and marketing	22,074	28,665	30,859
Research and development	18,385	27,046	26,301
General and administrative	21,547	27,584	30,672
Restructuring charges	—	(160)	1,208
Total stock-based compensation expense	$68,754	$90,022	$96,046

The Company capitalized $6.3 million, $8.4 million, and $9.0 million worth of stock-based compensation expense as capitalized software during the fiscal years ended December 31, 2025, 2024, and 2023, respectively.

13. Net income (loss) per share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Fiscal Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$3,807	$(85,288)	$(107,294)
Denominator:
Weighted-average shares used in computing net income (loss) per share
Basic	148,205,408	151,320,497	150,098,776
Dilutive effect of awards issued under equity incentive plans	1,799,990	—	—
Diluted	150,005,398	151,320,497	150,098,776
Net income (loss) per share:
Basic	$0.03	$(0.56)	$(0.71)
Diluted	$0.03	$(0.56)	$(0.71)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because the impact of including them would have been anti-dilutive:

	Fiscal Year Ended December 31,
	2025	2024	2023
RSUs, PSUs, and restricted stock	11,052,547	15,295,173	16,240,802
Stock options	170,641	1,401,086	4,621,021
Contingently issuable shares under ESPP	61,947	56,462	105,280
Total potentially dilutive securities	11,285,135	16,752,721	20,967,103

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

Financial information for each reportable segment was as follows (in thousands):

	Fiscal Year Ended December 31, 2025
	Enterprise	Consumer	Total
Revenue	$524,074	$265,770	$789,844
Content costs	(84,473)	(85,012)	(169,485)
Customer support	(38,635)	(7,438)	(46,073)
Other segment items (1)	(6,046)	(21,827)	(27,873)
Segment adjusted gross profit	$394,920	$151,493	$546,413

	Fiscal Year Ended December 31, 2024
	Enterprise	Consumer	Total
Revenue	$494,458	$292,107	$786,565
Content costs	(89,584)	(102,690)	(192,274)
Customer support	(37,956)	(7,034)	(44,990)
Other segment items (1)	(5,245)	(23,026)	(28,271)
Segment adjusted gross profit	$361,673	$159,357	$521,030

	Fiscal Year Ended December 31, 2023
	Enterprise	Consumer	Total
Revenue	$420,646	$308,291	$728,937
Content costs	(95,773)	(113,676)	(209,449)
Customer support	(37,320)	(7,029)	(44,349)
Other segment items (1)	(4,134)	(23,820)	(27,954)
Segment adjusted gross profit	$283,419	$163,766	$447,185
(1) Other segment items for each segment across all periods presented consisted of payment and mobile processing fees and costs associated with hosting digital content.

The following table provides a reconciliation from segment adjusted gross profit to net income (loss) before taxes (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Segment adjusted gross profit	$546,413	$521,030	$447,185
Other costs of revenue (1)	(28,007)	(29,090)	(27,846)
Sales and marketing	(326,451)	(342,946)	(316,738)
Research and development	(101,513)	(125,438)	(120,335)
General and administrative	(93,020)	(96,199)	(93,898)
Restructuring charges	(1,578)	(16,685)	(10,263)
Total other income, net	12,493	8,390	18,254
Net income (loss) before taxes	$8,337	$(80,938)	$(103,641)
(1) Consists of amortization of capitalized software, depreciation, stock-based compensation, and amortization of intangible assets that are included in cost of revenue but excluded from segment adjusted gross profit.

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
North America	$308,348	$310,797	$291,655
Europe, Middle East, Africa	233,076	237,692	221,699
Asia Pacific	194,700	183,273	163,747
Latin America	53,720	54,803	51,836
Total revenue	$789,844	$786,565	$728,937
The following table presents the percentage of revenue recognized in countries that individually accounted for at least 10% of total revenue for the periods presented:

	Fiscal Year Ended December 31,
	2025	2024	2023
United States	36%	36%	37%
Japan	13%	11%	n/a
n/a - did not meet 10% threshold for the given period.
Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	December 31,	December 31,
	2025	2024
United States	$9,758	$9,166
Rest of world	5,976	6,320
Total long-lived assets	$15,734	$15,486

15. Restructuring charges
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
As a result, the Company recognized total restructuring charges of $18.3 million. Of this total, $1.6 million was recognized into expense during the fiscal year ended December 31, 2025. The majority of the charges recognized were personnel-related costs, consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits.
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
Restructuring charges are presented as separate operating expenses within the Company’s consolidated statements of operations. The following table summarize activities related to the restructuring liabilities recorded in accrued compensation and benefits in the accompanying consolidated balance sheets (in thousands):

	Fiscal Year Ended December 31,
	2025	2024	2023
Beginning balance	$6,489	$—	$—
Restructuring charges	1,578	16,331	9,055
Settlements	(8,067)	(9,842)	(9,055)
Ending balance	$—	$6,489	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Udemy, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Udemy, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
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
February 19, 2026

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

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or in an amendment to this report.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or in an amendment to this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or in an amendment to this report.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or in an amendment to this report.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or in an amendment to this report.

PART IV.

Item 15. Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are herein incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

2.1§	Agreement and Plan of Merger, dated as of December 17, 2025, by and among the Registrant, Coursera, Inc., and Chess Merger Sub, Inc.	8-K	001-40956	2.1	December 18, 2025

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 16, 2025	8-K	001-40956	3.1	June 18, 2025

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40956	3.2	February 27, 2023

4.1	Fifth Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated November 13, 2020	S-1	333-260042	4.1	October 5, 2021

4.2	Form of Common Stock Certificate of the Registrant	S-1	333-260042	4.2	October 5, 2021

4.3	Description of Common Stock of the Registrant	10-K	001-40956	4.3	February 19, 2025

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-260042	10.1	October 5, 2021

10.2+	2010 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-260042	10.2	October 5, 2021

10.3+	2021 Equity Incentive Plan, as amended and restated	10-Q	001-40956	10.1	May 3, 2023

10.4+	Form of Performance-Based Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan	10-Q	001-40956	10.2	May 3, 2023

10.5+	2021 Employee Stock Purchase Plan, as amended and restated, and forms of agreements thereunder	10-Q	001-40956	10.2	July 31, 2025

10.6+	Employee Incentive Compensation Plan	S-1	333-260042	10.5	October 5, 2021

10.7+	Outside Director Compensation Policy	10-Q	001-40956	10.1	October 31, 2024

10.8+	Employment Letter by and between the Registrant and Hugo Sarrazin	8-K	001-40956	10.1	March 12, 2025

10.9+	Confirmatory Employment Letter by and between the Registrant and Sarah Blanchard	S-1	001-40956	10.8	October 5, 2021

10.10+	Confirmatory Employment Letter by and between the Registrant and Rob Rosenthal	10-Q	001-40956	10.1	November 2, 2023

10.11+	Employment Agreement by and between Udemy Canada ULC and Ozzie Goldschmied	10-Q	001-40956	10.4	October 29, 2025

10.12+	Consulting Agreement by and between the Registrant and Ozzie Goldschmied	8-K	001-40956	10.2	June 11, 2025

10.13+	Employment Offer Letter by and between the Registrant and Eren Bali	8-K	001-40956	10.1	June 11, 2025

10.14+	Form of Change in Control and Severance Agreement by and between the Registrant and its executive officers	10-K	001-40956	10.14	February 19, 2025

10.15+	Change in Control and Severance Agreement, dated March 11, 2025, by and between the Registrant and Hugo Sarrazin	8-K	001-40956	10.2	March 12, 2025

10.16+*	Amended and Restated Change in Control and Severance Agreement, dated November 17, 2025, by and between the Registrant and Sarah Blanchard

10.17+	Confirmatory Employment Letter by and between the Registrant and Greg Brown	8-K	001-40956	10.2	January 9, 2023

10.18+	Transition Agreement, dated March 11, 2025, by and between the Registrant and Greg Brown	8-K	001-40956	10.3	March 12, 2025

10.19	Credit Agreement, dated as of May 30, 2025, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, the lenders party thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-40956	10.1	June 3, 2025

10.20§	Voting Agreement, dated as of December 17, 2025, by and among the Registrant and the Coursera Significant Stockholders	8-K	001-40956	10.1	December 18, 2025

10.21+	Acceleration Agreement by and between Hugo Sarrazin and Udemy, Inc., dated as of December 18, 2025	8-K	001-40956	10.1	December 22, 2025

10.22+*	Acceleration Agreement by and between Ozzie Goldschmied and Udemy, Inc., dated as of December 18, 2025

19.1*	Insider Trading Policy of the Registrant

21.1*	List of subsidiaries

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Powers of Attorney (contained on signature page)

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
§    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10–K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Udemy, Inc.

Date: February 19, 2026	By:	/s/ Hugo Sarrazin
Hugo Sarrazin
President and Chief Executive Officer

Date: February 19, 2026	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Hugo Sarrazin and Sarah Blanchard, and each one of them, as his, her, or their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hugo Sarrazin	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
Hugo Sarrazin

/s/ Sarah Blanchard	Chief Financial Officer	February 19, 2026
Sarah Blanchard	(Principal Financial and Accounting Officer)

/s/ Sohaib Abbasi	Director, Chairperson of the Board of Directors	February 19, 2026
Sohaib Abbasi

/s/ Debra Chrapaty	Director	February 19, 2026
Debra Chrapaty

/s/ Heather Hiles	Director	February 19, 2026
Heather Hiles

/s/ Jeffrey Lieberman	Director	February 19, 2026
Jeffrey Lieberman

/s/ Marylou Maco	Director	February 19, 2026
Marylou Maco

/s/ Lydia Paterson	Director	February 19, 2026
Lydia Paterson

/s/ Natalie Rothman	Director	February 19, 2026
Natalie Rothman