Form 10-K/A
period 2025-12-31
Udemy, Inc.
filed 2026-04-10
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
As of March 31, 2026, 145,935,525 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Udemy, Inc.’s (the “Company,” “Udemy,” “we,” “us,” and “our”) Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2025, the end of the fiscal year covered by our Annual Report on Form 10-K.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and the amendment to our Annual Report on Form 10-K and inclusion of updated outstanding share information. Except as described above, no other changes have been made to the Original Filing.

Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of our annual report on Form 10-K other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
The following table sets forth certain information for each of the members of our board of directors (the “Board”) as of March 31, 2026.

Class	Name, Age, and Independence	Principal Occupation	Director Since	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee
I	Sohaib Abbasi, 69 Chair Independent	Former CEO, Informatica	2023
I	Heather Hiles, 57 Independent	Former Managing Partner, Black Ops Ventures	2020	●		●
II	Jeffrey Lieberman, 51 Independent	Managing Director, Insight Partners	2015		●
II	Marylou Maco, 65 Independent	Chief Revenue & Customer Experience Officer, Avaya	2024	●		▲
II	Natalie Rothman, 55 Independent	Chief Human Resources Officer, The Hershey Company	2022		▲	●
III	Debra Chrapaty, 65 Independent	Former Chief Technology Officer, Toast	2024		●	●
III	Lydia Paterson, 53 Independent	Former CEO and CFO, OLX Group	2019	▲
III	Hugo Sarrazin, 57	President and CEO, Udemy	2025
▲ Chair ● Member
Our Board is divided into three director classes with staggered, three-year terms. Our Class I, Class II and Class III directors have terms expiring at our 2028, 2026, and 2027 annual meetings of stockholders, respectively.
Sohaib Abbasi has served as a member of our Board since July 2023. Mr. Abbasi has served as a senior advisor at TPG Global, a private equity firm, since July 2017, and previously as a member of Balderton Capital's Executive Council from January 2018 to June 2023. From 2004 to 2015, Mr. Abbasi served as the Chief Executive Officer of Informatica Corporation, a data integration company, where he also served as the Chair and a member of the board of directors. Mr. Abbasi previously served in various executive roles at Oracle Corporation. Mr. Abbasi holds a B.S. and an M.S. in computer science from the University of Illinois at Urbana-Champaign. Within the past five years, Mr. Abbasi has served on the boards of Elastic, N.V. and McAfee Corp. We believe that Mr. Abbasi is qualified to serve as a member of our Board because of his prior experience as CEO of a public technology company and his current and prior executive and directorship experience for multiple large public and private technology companies.
Heather Hiles has served as a member of our Board since August 2020. Ms. Hiles previously served as Chief Business Officer of Black Girls Code, a nonprofit focused on helping Black girls develop computer programming skills and opportunities, from November 2023 to August 2024. Ms. Hiles also previously founded and served as managing partner of Black Ops Ventures, a seed-stage venture capital firm funding Black founders, from April 2021 to April 2022, and founded Imminent Equity, a venture capital firm, in 2019. Ms. Hiles previously served as Chancellor and CEO of Calbright College, a pioneering online, skills-based community college; worked as Deputy Director, Post-Secondary Solutions at the Bill & Melinda Gates Foundation, with a focus on learning technologies; founded and served as CEO of Pathbrite, a digital learning company; and served as CEO of SFWorks, a nonprofit workforce development organization. Ms. Hiles received a B.A. in development studies and ethnic studies from the University of California, Berkeley and an M.B.A. from Yale University. We believe that Ms. Hiles is qualified to serve on our Board because of her extensive experience in the education and talent development industry, her business and leadership experience, her financial expertise, and her knowledge of technology companies. She has been designated by the Board as an "audit committee financial expert" as defined by SEC regulations.
Jeffrey Lieberman has served as a member of our Board since February 2015. Since 1998, Mr. Lieberman has worked at Insight Partners, a private equity and venture capital firm, where he currently serves as managing director. Mr. Lieberman received a B.S. in systems engineering and finance from the University of Pennsylvania. We believe that Mr. Lieberman is qualified to serve on our Board because of his extensive experience as a public company director and in the venture capital industry.
Marylou Maco has served as a member of our Board since December 2024. Ms. Maco has served as Chief Revenue and Customer Experience Officer at Avaya, a cloud communications company, since December 2023. Prior to Avaya, Ms. Maco served as the Executive Vice President of Worldwide Sales and Field Operations at Genesys, a customer experience software company, from July 2020 to January 2023. Before Genesys, Maco served in several sales executive leadership positions, including at CognitiveScale, Hewlett Packard Enterprise, and Oracle. Notably, Ms. Maco also spent more than two decades at Cisco. Ms. Maco attended Penn State University, where she studied management and related support services. We believe that Ms. Maco is qualified to serve on our Board because of her extensive experience as a go-to-market leader for enterprise software and other technology companies.
Natalie Rothman has served as a member of our Board since May 2022. Ms. Rothman has served as Chief Human Resources Officer of The Hershey Company since August 2025. Prior to joining Hershey, Ms. Rothman served as Chief People Officer at Inspire Brands, a global multi-brand restaurant company, from May 2023 to May 2025, and as Executive Vice President, Chief Human Resources Officer of Advance Auto Parts, Inc., a leading automotive aftermarket parts provider, from May 2016 to May 2023. Before that, Ms. Rothman served in a series of ascending human resources leadership roles at PepsiCo for nearly ten years. Earlier in her career, Ms. Rothman spent several years as an employment attorney with the law firm Brown Raysman, counseling large international corporations on corporate labor and employment law. Ms. Rothman received a B.A. in Communications and French from Ithaca College, an M.A. in Human Resources and International Communication from American University, and a J.D. from Brooklyn Law School. Within the past five years, Ms. Rothman has served on the board of SilverBox Engaged Merger Corp. I. We believe that Ms. Rothman is qualified to serve on our Board because of the perspective and experience she brings as an executive officer of a global company, her extensive background in human capital and total rewards, and her experience with public and private company boards of directors and advisory boards.
Debra Chrapaty has served as a member of our Board since December 2024. Ms. Chrapaty served as the Chief Technology Officer of Toast, a restaurant technology and end-to-end cloud platform company, from July 2022 to July 2025. Before Toast, Ms. Chrapaty served as the Vice President and Chief Operating Officer of Amazon Alexa from August 2020 to June 2022. Prior to Amazon, Ms. Chrapaty served in multiple leadership roles at Wells Fargo from 2018 to 2020, including Chief Technology Officer. From 2014 to 2018, Ms. Chrapaty served as Chief Operating Officer at Declara, a learning technology company. Earlier in her career, Ms. Chrapaty also held leadership positions at Cisco, Microsoft, and Zynga. Ms. Chrapaty received a bachelor’s degree in economics from Temple University and an M.B.A. in Information Systems from New York University's Stern School of Business. Ms. Chrapaty currently serves on the board of Forge Global Holdings, Inc. We believe that Ms. Chrapaty is qualified to serve on our Board because of extensive technology and product engineering leadership experience at public companies.
Lydia Paterson has served as a member of our Board since December 2019. Ms. Paterson most recently served as an operating partner at Prosus from April 2024 to December 2024. Ms. Paterson previously served at OLX Group, a global online classified marketplace and Prosus subsidiary, as Chief Executive Officer from March 2023 to April 2024 and as Chief Financial Officer from June 2016 to February 2023. Prior to that, Ms. Paterson served as the Vice President, Global Finance and Corporate FP&A for PayPal, an online payments company, from 2012 to 2016, in various finance executive roles at eBay, a multinational e-commerce platform, from 1999 to 2012, and in various accounting roles at Coopers & Lybrand (subsequently PricewaterhouseCoopers) from 1993 to 1998. Ms. Paterson received a B.B.A. from Simon Fraser University. We believe that Ms. Paterson is qualified to serve on our Board because of her global business and leadership experience, financial expertise, and her knowledge of technology companies. She has been designated by the Board as an "audit committee financial expert" as defined by SEC regulations.
Hugo Sarrazin has served as a member of our Board and as our President and Chief Executive Officer since March 2025. Mr. Sarrazin previously served at UKG Inc. as EVP, Chief Product and Technology Officer from October 2021 to April 2024 and as President, Chief Product and Technology Officer from April 2024 to February 2025. Prior to UKG, Mr. Sarrazin spent nearly 27 years at McKinsey & Co., where he managed McKinsey’s business technology practice in Silicon Valley, including most recently as a senior partner and member of the executive committee from September 2019 to October 2021. Mr. Sarrazin holds a Ph.D. and M.Sc. in engineering from Stanford University and a B. App. Sc. in engineering from the University of Ottawa. We believe that Mr. Sarrazin is qualified to serve as a member of our Board because of the perspective and experience he brings as our President and Chief Executive Officer, as well as his broad leadership experience in scaling and transforming SaaS businesses.
Our Executive Officers
The following table provides information about our executive officers as of March 31, 2026. Our executive officers are elected by and serve at the discretion of our Board. There are no family relationships among any of our executive officers.

Name	Age	Position
Hugo Sarrazin	57	President & Chief Executive Officer
Sarah Blanchard	49	Chief Financial Officer
Ozzie Goldschmied	48	Chief Technology Officer
Rob Rosenthal	55	President, Udemy Business
For Mr. Sarrazin’s biographical information, please see the preceding section.
Sarah Blanchard has served as our Chief Financial Officer since April 2021. Prior to joining Udemy, Ms. Blanchard served as Chief Financial Officer and Chief Operating Officer of Omada Health, a digital healthcare platform focused on sustainable lifestyle changes, from March 2019 to April 2021, and as Omada Health’s Chief Financial Officer from August 2014 to March 2019. Ms. Blanchard previously served as Chief Financial Officer of CoreOS, a developer of Kubernetes and container-native software solutions, from October 2017 until CoreOS’s acquisition by Red Hat in January 2018. Before that, Ms. Blanchard served as Vice President, Finance of Silver Spring Networks, a smart grid products provider, from 2009 to 2014. Ms. Blanchard received a B.A. in accounting from Michigan State University and an M.B.A. from the University of Pennsylvania.
Ozzie Goldschmied has served as our Chief Technology Officer since June 2025. Prior to joining Udemy, Mr. Goldschmied worked as an independent consultant from January 2021 to June 2025, including as founder and CEO of GoldenRock Inc., a technical consultancy, from October 2022 to June 2025. Mr. Goldschmied previously served at Dayforce, Inc. (f/k/a Ceridian HCM Holding, Inc.) as its Executive Vice President and Chief Technology Officer from October 2014 to December 2020 and as Senior Vice President of Research and Development from February 2012 to September 2014. Mr. Goldschmied joined Dayforce, Inc. in 2012 upon the company’s acquisition of Dayforce Corporation, where Mr. Goldschmied served as Senior Vice President of Engineering. He holds a Bachelor of Mathematics in computer science from the University of Waterloo.
Rob Rosenthal has served as President, Udemy Business since June 2024 (which role was referred to as Chief Revenue Officer from June 2024 to April 2025). Prior to joining Udemy, Mr. Rosenthal served as Chief Revenue Officer of Bloomreach, a cloud-based e-commerce experience platform, from February 2020 to January 2024. Mr. Rosenthal previously served in various leadership roles at Adobe, a computer software company, including most recently as General Manager, Americas, Corporate Accounts, Experience Cloud from December 2017 to January 2020. Mr. Rosenthal received a B.A. in organizational communications from Arizona State University.
Corporate Governance Guidelines and Code of Conduct
Our Board has adopted Corporate Governance Guidelines. These address, among other items, the qualifications and responsibilities of our directors and director candidates, the structure and composition of our

Board, and corporate governance policies and standards applicable to us in general. In addition, our Board has adopted a Code of Conduct that applies to all our employees, officers, and directors. We expect all employees, officers, and directors, and any parties with whom we do business to conduct themselves in accordance with the highest ethical standards. Copies of our Corporate Governance Guidelines and our Code of Conduct are available on our website at investors.udemy.com under "Corporate Governance." We will disclose within four business days any substantive changes in or waivers of the Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website rather than by filing a Form 8-K.
Insider Trading Policy
We have established an insider trading policy governing the purchase, sale, and disposition of our securities by our directors, officers, employees, and other covered persons. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this report. Our insider trading policy, among other things, prohibits (1) engaging in short sales, (2) trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities, (3) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions designed to hedge or offset any decrease in the market value of equity securities granted to them by us as part of their compensation or held, directly or indirectly, by them, (4) pledging any of our securities as collateral for any loans, and (5) holding our securities in a margin account. In addition, with regard to Udemy's trading in its own securities, it is our policy to comply with the federal securities laws and applicable exchange listing requirements.
Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons that no Form 5 is required, we believe that during the fiscal year ended December 31, 2025, all directors, executive officers, and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them, with the exception of Forms 4 due February 24, 2025 but filed on March 17, 2025 by Greg Brown and Sarah Blanchard.
Audit Committee
The primary responsibilities of our Audit Committee include, but are not limited to, the following:
•monitoring the integrity of our financial statements, reporting processes, internal controls, and legal and regulatory compliance;
•appointing, determining the compensation of, evaluating, and (when appropriate) replacing our independent registered public accounting firm;
•pre-approving all audit and permitted non-audit services to be performed by our independent registered public accounting firm;
•monitoring the qualifications and independence and overseeing performance of our independent registered public accounting firm;
•reviewing and monitoring compliance with our Code of Conduct, reviewing conflicts of interest of our Board members and executive officers, and reviewing, approving, and monitoring related person transactions;
•reviewing with management the implementation and effectiveness of Udemy's compliance programs and discussing guidelines and policies with respect to risk assessment and risk management; and
•reviewing with management Udemy's management of cybersecurity risks and overseeing disclosure of any significant risks or incidents.
In 2025, our Audit Committee consisted of Lydia Paterson, Sohaib Abbasi (until February 2025), Heather Hiles, and Marylou Maco. Our Board has determined that Mses. Paterson and Hiles are “audit committee financial experts” as defined by SEC rules and made a qualitative assessment of their level of knowledge and experience based on several factors, including their prior experience, business acumen and independence. Our Board has concluded that the composition of the Audit Committee meets the requirements for independence under the rules and regulations of Nasdaq and the SEC.
The Audit Committee met four times during 2025. The Audit Committee also meets periodically with our outside auditors without management present, at such times as it deems appropriate. Our board of directors has adopted a written charter for the Audit Committee in compliance with applicable SEC rules and Nasdaq listing standards and which is available on our website at https://investors.udemy.com/corporate-governance/governance-documents.
Item 11. Executive Compensation
Compensation Discussion & Analysis
This section describes our 2025 compensation program for the following named executive officers (or "NEOs"):

Named Executive Officer	Position
Hugo Sarrazin	President & Chief Executive Officer
Sarah Blanchard	Chief Financial Officer
Ozzie Goldschmied	Chief Technology Officer
Rob Rosenthal	President, Udemy Business
Greg Brown	Former President & Chief Executive Officer
Eren Bali	Former Chief Technology Officer
Messrs. Brown and Bali transitioned from their roles as executive officers on March 12, 2025 and June 11, 2025, respectively, and are included as named executive officers for 2025. Mr. Sarrazin was appointed as our President and Chief Executive Officer effective March 12, 2025.
Throughout this Compensation Discussion & Analysis, we refer to certain key business metrics, including Udemy Business annual recurring revenue, as well as certain financial measures not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted EBITDA. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report.
Executive Summary
2025 Performance Highlights
Udemy is a global learning company, which underwent a strategic transformation in 2025 under the leadership of our new President and Chief Executive Officer, Hugo Sarrazin. Udemy’s AI-powered skills acceleration platform empowers organizations and individuals with flexible, measurable, and outcome-driven learning experiences. Udemy’s learning marketplace enables tens of thousands of instructors to develop, distribute and enhance content that reaches Udemy’s broad global audience. Udemy leverages technology, including artificial intelligence (“AI”), as well as data and insights, including proprietary Role Play technology and Model Context Protocol (“MCP”) capabilities, to deliver personalized, immersive and effective learning experiences that demonstrate proven skill development and career advancement outcomes. We curate our highest-quality content from our marketplace for Udemy’s enterprise SaaS platform, Udemy Business, which enables companies around the world to offer engaging and effective learning for all employees, immersive laboratory-style learning for tech teams and cohort-based learning focused on leadership development.
Udemy has positioned itself at the forefront of AI-driven workforce transformation, and we are uniquely positioned to help organizations navigate the reality that significant portions of their workforce will need new skills in the coming years. As we work towards capitalizing on the opportunities ahead of us, our strategy has focused on delivering a transformation of our revenue model to prioritize predictable, high-value subscription products. Udemy delivered strong performance during 2025 as we executed on our strategies and laid the foundation for our future, long-term success.

*    Adjusted EBITDA is a non-GAAP financial measure. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report.
Continuing Focus on Pay-for-Performance
During 2025, our Compensation Committee continued to focus on pay-for-performance principles, and set up pay packages that incentivized driving sustainable, profitable growth, pursuit of key strategic initiatives, and the creation of long-term stockholder value.
Most of the total direct compensation received by our executive officers is in the form of time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"), which strongly aligns the interests of our executive officers with those of our stockholders. The performance criteria applicable to our 2025 PSUs, as discussed below under “—Framework for Executive Compensation—Long-Term Incentive Compensation—PSU Awards,” incentivizes our executive officers to pursue continued growth and emerging strategic priorities balanced with responsible spending. Moreover, the value of these long-term equity awards depends on our stock price performance, further linking our executive compensation to the creation of stockholder value. Our short-term incentive plan also reflects our focus on driving financial performance and profitability, as discussed below.
On average, approximately 90% of the 2025 total direct compensation (consisting of base salary (or equivalent), earned bonus, and granted equity awards (at grant date fair value)) for our executive officers as of December 31, 2025 consisted of variable, at-risk pay linked to our performance.
2025 Executive Compensation Program Highlights
We believe that our long-term success depends, in part, on attracting, motivating, and retaining talented executive leadership through compensation incentives that are closely aligned with Udemy's performance and the interests of our stockholders.
We designed our 2025 executive compensation program to directly align with our pay-for-performance philosophy. We also believe that the compensation of our named executive officers should incentivize sustainable, profitable growth focused on our strategic goals and priorities.
The compensation actions we took in 2025 are directly aligned with this belief and help ensure management’s interests are aligned with those of our stockholders.

Compensation Element	Purpose	2025 Actions
Base Salary	Fixed annual cash compensation designed to be market-competitive to attract and retain executives.	2025 base salaries for our NEOs increased by an average of 2.9% year-over-year. Messrs. Sarrazin and Goldschmied were hired in 2025 with base salaries of $600,000 and C$649,349, respectively.(1)
Short-Term Incentive Plan	Performance-based variable pay that delivers cash incentives when executives meet or exceed key financial targets.	2025 annual bonuses for our named executive officers paid out at 90.1% of target based on achievement of our performance objectives.
LTI Equity Compensation	Service-based equity compensation provides direct stockholder alignment and supports retention while performance-based equity compensation rewards executives for delivering key performance results viewed as critical for driving long-term stockholder value.	Ms. Blanchard, Mr. Rosenthal and Mr. Bali received equity awards in March 2025 consisting of 50% RSUs and 50% PSUs at target. Such PSUs, other than those granted to Mr. Bali, were funded at 65.9% of target based on achievement of our performance objectives (annual recurring revenue, consumer net billings and adjusted EBITDA).

Messrs. Sarrazin and Goldschmied received new hire equity packages consisting of 100% RSUs. Additionally, in July 2025, the Compensation Committee granted Ms. Blanchard a one-time retention award consisting of 100% RSUs, in recognition of her strong performance and continued leadership during a period of significant executive and strategic transitions..

In August 2025, we granted additional PSUs to Messrs. Sarrazin, Rosenthal and Goldschmied and Ms. Blanchard. As discussed below, these PSUs are tied to our achievement of strategic objectives, and will be measured after the end of second quarter 2026.
(1)    We use “CAD” or “C$” to refer to Canadian dollars throughout this Amendment.
Impacts of Our CEO Transition
As discussed above, Mr. Sarrazin replaced Mr. Brown as our President and Chief Executive Officer in March 2025. The Board selected Mr. Sarrazin for this role based on his significant experience in the technology industry, including his prior roles at UKG and McKinsey & Company. The Board believed that Mr. Sarrazin was the right leader for Udemy due to his experience driving product-driven and organic growth, scaling SaaS businesses, and leveraging AI for organizational transformation.
In the months following Mr. Sarrazin’s appointment, we updated our operational plan after Mr. Sarrazin reassessed our operational performance, competitive landscape, evolving industry dynamics, and the need to invest in the business to drive future growth. Our revised operational plan reflected a strategic transformation oriented towards becoming a leading AI-powered upskilling and reskilling platform.
The revised plan included lowered ranges of expectations for 2025 revenue and adjusted EBITDA, as disclosed in the revised guidance we announced on April 30, 2025. Our revised guidance reflected necessary steps we took to reposition our company for improved performance in the future, including greater emphasis on growth, particularly subscription growth, in our consumer segment.
Our Compensation Committee originally determined the structure and performance criteria of our 2025 short- and long-term incentive programs in February 2025, prior to the CEO transition. Consequently, the Compensation Committee determined that it was appropriate to re-align our 2025 incentive compensation program with our new operational plan and strategic priorities to motivate our executives towards execution of the same. The Compensation Committee believed that achieving the new plan and delivering on these strategic priorities was critical for setting up Udemy to deliver long-term improvements in stockholder value.
As a result, in June 2025, the Compensation Committee decided to adjust the threshold, target, and maximum levels of achievement under the revenue and adjusted EBITDA components of our short-term incentive plan, as set forth in the table below.

	Original 2025 Short-Term Incentive Plan				Adjusted 2025 Short-Term Incentive Plan
Metric	Threshold (25% Payout)	Target (100% Payout)	Maximum (200% Payout)	Weighting	Threshold (25% Payout)	Target (100% Payout)	Maximum (200% Payout)	Weighting
Revenue(1)	$795.0 million	$815.5 million	$843.0 million	50%	$783.3 million	$803.5 million	$830.6 million	35%
Adjusted EBITDA(2)	$82.5 million	$91.7 million	$110.0 million	50%	$82.0 million	$88.7 million	$104.0 million	35%
(1)    For purposes of calculating 2025 performance, our Compensation Committee evaluated revenue on a constant currency basis.
(2)    Adjusted EBITDA is a non-GAAP financial measure. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report.
The Compensation Committee also modified our short-term incentive plan by adding a component tied to corporate achievement of strategic objectives (including growth in our consumer subscription offerings and the launch of new AI-focused offerings) by December 31, 2025. These strategic objectives were weighted at 30%, with the revenue and adjusted EBITDA components each re-weighted at 35%. The Compensation Committee believed that introducing this new component to the bonus awards was appropriate to drive execution of the strategic vision outlined by Mr. Sarrazin as part of his company-wide reassessment. We are not disclosing the specific targets for the strategic objectives component because such disclosure would reveal confidential information regarding our product development roadmap and growth projections, which could be used by competitors to our detriment.
With respect to our long-term incentive awards for 2025, the Compensation Committee did not adjust the financial performance metrics, which consisted of annual recurring revenue, consumer net billings, and adjusted EBITDA. However, in August 2025, the Compensation Committee determined that it would be appropriate to grant our executive officers additional PSUs tied to our achievement of strategic objectives (including growth in our consumer subscription offerings and the launch of new AI-focused offerings) by June 30, 2026. As with our short-term incentive program, the Compensation Committee believed it was important to motivate our executives towards delivering on the strategic priorities identified by Mr. Sarrazin after the CEO transition. The Compensation Committee also believed that it was appropriate to measure achievement of these priorities on a different time horizon than our short-term incentive program, given that (1) the strategic objectives require time for management to develop and refine our approach to execution, and the August 2025 grant date would not have afforded management sufficient time to deliver meaningful progress by December 31, 2025, and (2) establishing a June 30, 2026 measurement date would also help sustain management's focus and momentum in pursuing these strategic priorities beyond the end of 2025.
We are not disclosing the specific quantitative targets for the August 2025 PSUs for the same competitive harm reasons described above with respect to the strategic objectives component of our short-term incentive plan. The Compensation Committee designed these PSUs with threshold, target, and maximum achievement levels consistent with the payout structure used for our other performance-based equity awards. The Compensation Committee set the target levels to align with the execution milestones necessary to deliver on the strategic priorities identified by Mr. Sarrazin during his reassessment of the business, including specific deliverables for consumer subscription growth and AI-focused product development that management believed were critical to demonstrate meaningful progress by mid-2026. The Compensation Committee determined that the June 30, 2026 measurement date would provide sufficient time for management to develop and implement these strategic initiatives while maintaining urgency, but recognized that achieving target or maximum performance levels would require sustained execution given the transformational ambitions of these initiatives.
Impacts of the Coursera Transaction
On December 17, 2025, we entered into an Agreement and Plan of Merger with Coursera, Inc. (“Coursera”) and Chess Merger Sub, Inc., pursuant to which we and Coursera will combine in an all-stock transaction (the “Coursera Transaction”).

Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) disallows a company’s deduction for certain payments that are contingent on a change in control and exceed certain limits (“excess parachute payments”), and Section 4999 of the Code imposes on the recipients of excess parachute payments an excise tax (“excise tax”) on such payments.
None of our executives are entitled to a tax gross-up in connection with any excise tax that would be imposed on payments that are considered to be made in connection with the Coursera Transaction. In the event that any such payments would be subject to an excise tax, amounts payable under the applicable arrangement will be reduced to the level at which the excise tax will not apply, if such reduction would result in a greater after-tax amount to the executive.
We engaged a “Big Four” accounting firm (the “280G Firm”) to analyze the potential tax impact of Sections 280G and 4999 of the Code (the “280G Impact”) on us and certain of our employees and service providers, including our named executive officers, in connection with the change in control contemplated by the Coursera Transaction. Based on the 280G Firm’s analysis, we determined that payments to Messrs. Sarrazin and Goldschmied may, absent any mitigating measures, be subject to the excise tax in connection with the Coursera Transaction.
Our Compensation Committee considered actions to eliminate or mitigate the 280G Impact on Messrs. Sarrazin and Goldschmied and approved the following measures to do so (the “280G Mitigation Measures”):
•the immediate vesting of the first tranche of new hire RSUs granted to Messrs. Sarrazin and Goldschmied, which were originally scheduled to vest in March 2026 and June 2026, respectively; and
•payment in December 2025 of a preliminary short-term incentive bonus of 75% of Messrs. Sarrazin’s and Goldschmied’s target amounts for 2025, representing a portion of the bonus amount otherwise expected to be paid in early 2026 based on the Company’s forecasted financial performance as of December 18, 2025.
If Mr. Sarrazin or Mr. Goldschmied resign their employment with us for any reason, or if their employment is terminated by us for “cause” (as defined in their change-in-control and severance agreements), in each case prior to the previously scheduled vesting date for any accelerated RSUs or the date on which 2025 bonuses are actually paid to other executives, then such executive must repay to the Company, within 30 days following the termination of such employment, the after-tax amount attributable to any such accelerated RSUs or preliminary short-term incentive bonus.
The Compensation Committee selected these specific 280G Mitigation Measures because they: (1) would eliminate or substantially mitigate the projected excise tax burden while preserving the ongoing retention value of the majority of their unvested equity, (2) involved only compensation that was already substantially earned based on our projected performance through December 2025, (3) included repayment provisions to protect us in the event of voluntary resignation or termination for cause prior to the original vesting/payment dates, and (4) had minimal impact on the Company's financial statements given the awards were already scheduled to vest or be paid within a few months.
Compensation Governance
We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. We designed our executive compensation program to attract, retain, and reward top quality executive management, provide incentives that motivate and reward performance, ensure that executive compensation is meaningfully related to the creation of long-term stockholder value, and provide total compensation that is competitive in the markets where we seek executive talent. Our Compensation Committee closely considers our compensation philosophy and objectives, as well as corporate performance when making executive compensation decisions.
Compensation Framework Highlights
For 2025, the following executive compensation policies and practices were in place to drive performance and minimize behaviors that we do not believe serve our stockholders’ long-term interests.

WE DO		HOW WE DO IT
✓	Have an independent Compensation Committee	Only Board members qualifying as independent under the Nasdaq listing standards may serve on our Compensation Committee.
✓	Have an incentive compensation clawback policy	As required by Nasdaq listing rules, we maintain a Clawback Policy that requires repayment of incentives in the case of an accounting restatement.
✓	Employ “double trigger” vesting
In the event of a change in control, equity vesting only accelerates under our executive severance and change in control agreements if an executive’s employment is terminated without cause or the executive resigns for good reason within the change in control period, or if outstanding awards are not assumed or otherwise continued by the acquiror.

✓	Maintain stock ownership guidelines	Our executives are required to maintain meaningful levels of stock ownership to ensure alignment with stockholder interests.
✓	Retain an independent compensation consultant	Our Compensation Committee has exercised its authority to engage and retain the services of an independent compensation consultant, FW Cook.
✓	Review our compensation strategy annually	Our Compensation Committee conducts an annual review of our compensation philosophy and strategy, including a review of the compensation peer group used for comparative purposes.
✓	Solicit stockholder feedback on executive compensation	We hold an annual "say-on-pay" vote. We also engage in stockholder outreach to solicit feedback on our compensation and governance practices.

WE DO NOT		HOW WE ENFORCE IT
✗	Provide excise tax gross-ups for change in control payments	Our executive severance and change in control agreements provide for “net best” payment limitations for change in control payments.
✗	Provide significant perquisites or benefits	Our executive officers generally participate in the same benefit and retirement plans as our employees and we do not offer any additional programs.
✗	Reprice or exchange underwater stock options without stockholder approval	Our 2021 Equity Incentive Plan prohibits option repricing or exchange programs without obtaining stockholder approval.
✗	Permit hedging or pledging of our stock	Our insider trading policy prohibits directors and employees from pledging our stock or engaging in hedging of our stock to protect from downward price movements. In addition, we prohibit directors and employees from pledging their stock or using it as collateral for a loan.
Compensation Decision Roles
Pursuant to its charter and in accordance with the Nasdaq listing standards, our Compensation Committee is responsible for reviewing, evaluating, and approving the compensation arrangements of our executive officers, as well as for overseeing our compensation policies, plans, benefits, programs, and overall compensation philosophy. Our Compensation Committee has final approval of all compensation recommendations for our named executive officers, including our CEO. During 2025, the Compensation Committee engaged FW Cook as its independent executive compensation consultant. FW Cook reports to the Compensation Committee, and all services provided by FW Cook are at the direction and on behalf of the Compensation Committee.

Compensation Committee		FW Cook		CEO and Management
✓	Review and approve annual performance and compensation of CEO and NEOs	✓	Provide advice and assistance to the Compensation Committee when making compensation decisions	✓	CEO annually reviews performance of all executives
✓	Review, recommend, and approve compensation plans	✓	Assist with reviews and updates on compensation best practices and provide competitive market data for salary and incentive compensation levels and design	✓	CEO makes recommendations for salary and incentive compensation of other executives commensurate with executive and Company performance
✓	Annually review our peer group	✓	Provide the Compensation Committee with analysis for peer group selection	✓	Management develops the strategic plan and business goals that are incorporated into incentives for performance measures
✓	Oversee the Clawback Policy and Stock Ownership Guidelines	✓	Provide the Compensation Committee with updates on regulatory and compliance changes related to executive compensation as applicable
Our Compensation Philosophy
Our Compensation Committee does not use a single method or measure in approving the target total direct compensation opportunities or each individual compensation element for our executive officers, nor is the weighting of any one factor on the determination of pay components and levels quantifiable in comparison to others. The factors below, which our Compensation Committee considers when approving the amount of each compensation element for our executive officers, provide a framework for its compensation decision-making:
•Our executive compensation program objectives
•Our performance against the financial and operational goals and objectives established by our Compensation Committee and our Board
•The compensation practices of our compensation peer group and the positioning of each executive officer’s compensation in a ranking of peer company compensation levels based on an analysis of competitive market data
•Each individual executive officer’s qualifications, knowledge, skills, experience, tenure, role, and responsibilities
•The prior performance of each individual executive officer, based on an assessment of their contributions to our overall performance and ability to lead their business unit or function and work as part of a team
•The potential of each executive officer to contribute to our long-term financial, operational, and strategic objectives
•Compensation parity among our executive officers
•Our financial performance relative to our peers
•In the case of long-term incentive compensation, the value of any outstanding vested and unvested equity awards held by each of our executive officers, including the equity awards and other long-term compensation opportunities granted to each executive officer in prior years
•The recommendations of our CEO regarding the compensation of our executive officers (other than the CEO)
Setting Executive Compensation
Our Compensation Committee reviews competitive market data from a peer group of comparable companies to serve as a market reference, to ensure informed decision-making, and to establish a compensation program that is competitive and appropriate for a company like ours. In establishing our peer group for 2025, our Compensation Committee looked to the following criteria as guiding principles:

•Include direct peers who are in education services with a wider range of size criteria, and secondary peers in the software-as-a-service (SaaS) and technology industry, with a narrower range of size criteria;
•For education services companies, use revenue and 12-month average market cap between 0.2 to 5.0 times Udemy’s size, and for SaaS and technology, use revenue and 12-month average market cap between 0.4 to 2.5 times Udemy's size; and
•Include high-growth companies, as determined by compound annual growth rates over the past four and twelve quarters.
Other factors considered include: companies that commonly appear in the peer groups of Udemy's education technology peers (such as Coursera); inclusion in Institutional Shareholder Services' ("ISS") peer group; and other companies for which we compete for talent. Companies were not included in our peer group solely based on these other factors.
Based on these criteria, and with the recommendation of our independent compensation consultant, our Compensation Committee selected and reviewed compensation data from the following 13 companies as part of its determination of executive compensation:

Stride	Taboola.com	Pagaya	Blackbaud
Five9	Rapid7	Upwork	Coursera
BlackLine	Appian	EverQuote	E2open
Fastly
The Compensation Committee updated our peer group compared to the prior year as follows:
•Removed Instructure, Smartsheet, and Zuora from our peer group because they were acquired and current compensation data is no longer available;
•Removed Duolingo and Chegg from our peer group because they did not meet our defined size criteria;
•Removed Alarm.com Holdings because its industry differs from Udemy’s business;
•Added Stride because it is a direct peer in the consumer-facing education services business; and
•Added Pagaya, Rapid7 and EverQuote because they meet the defined criteria for secondary peers.
Our Compensation Committee also reviewed executive compensation data from companies with similar size and value characteristics, based on broader technology company survey data. In setting each executive officer’s compensation, our Compensation Committee did not determine compensation amounts based solely on a comparison against certain compensation percentiles within the peer group data. Rather, the Compensation Committee used the peer group data to obtain a general understanding of the practices of our compensation peers and then relied on its judgment, including consideration of the factors described above under "Our Compensation Philosophy," to set an executive officer’s compensation.
Consideration of Stockholder Advisory Vote on Named Executive Officer Compensation
At our annual meeting of stockholders held in June 2025, we held a non-binding stockholder advisory vote on the compensation of our NEOs (commonly known as a “say-on-pay” vote). Our stockholders approved, on an advisory basis, the compensation of our NEOs, with approximately 99% of stockholder votes cast (excluding abstentions and broker non-votes) in favor of our say-on-pay resolution. In evaluating our compensation practices during the remainder of 2025, we were mindful of the support our stockholders expressed for our philosophy of linking executive pay to overall company performance and the interests of our stockholders.
We value the opinion of our stockholders. Our Compensation Committee will continue to consider the result of our say-on-pay votes, as well as feedback received throughout the year, when making compensation decisions for our NEOs.
Consistent with the recommendation of our Board and the preference of our stockholders as reflected in the non-binding stockholder advisory vote on the frequency of future say on pay votes held at our 2025 annual meeting of stockholders, we intend to hold future say on pay votes every year.
Framework for Executive Compensation
Key Elements of Our Compensation Program

During 2025, the principal elements of our compensation program for our executive officers, including our named executive officers, consisted of base salary, annual cash incentive compensation, and long-term incentive compensation delivered in the form of RSUs and PSUs, which are settled in shares of our common stock. While the pay mix may vary year to year, the ultimate goal is to achieve our compensation objectives as described below.

Compensation Element	What This Element Rewards	Purpose and Key Features of Element
Base salary	Individual performance, level of experience, and expected future performance and contributions	Provides a competitive level of fixed compensation determined by the market value of the position, with actual base salaries established based on considerations specific to the facts and circumstances of each executive officer and each individual position at Udemy.

Short-term cash incentive	Achievement of pre-established corporate performance objectives	Motivates executive officers to drive company growth—for 2025, the corporate performance criteria were revenue, adjusted EBITDA, and the achievement of strategic objectives.

Long-term equity incentive	Enhancement of long-term stockholder value
New hire and annual time-based equity awards that vest over three years and provide a variable “at risk” pay opportunity. In 2025, annual equity awards for continuing executives were designed to generally consist of 30% time-based awards and 70% performance-based awards. Of those performance-based awards, PSUs granted in March 2025 measure our corporate performance during the twelve months ended December 31, 2025 and PSUs granted in August 2025 measure our corporate performance during the twelve months ended June 30, 2026.

Our executive officers also participate in the standard employee benefit plans available to most of our employees. In addition, our executive officers have double trigger change in control provisions that only accelerate vesting of outstanding equity awards following a change in control if the awards are not assumed by the surviving entity or an executive is terminated. Our executive officers may receive severance payments upon termination of employment under certain circumstances as well.
Base Salary
We believe that a competitive base salary is a necessary element of our executive compensation program, so that we can attract and retain a world class management team that is focused on building a sustainable enterprise for the future. The Compensation Committee seeks to set competitive base salaries, comparable to market standards and our peer group, that are equitable across the executive team based on level of impact and contributions.
The Compensation Committee reviews the base salaries of our executive officers, including our named executive officers, annually and makes adjustments as it determines to be necessary or appropriate.
In February 2025, the Compensation Committee reviewed the base salaries of our executive officers, including our named executive officers, taking into consideration a competitive market analysis performed by FW Cook and the recommendations of Mr. Brown, our former President and Chief Executive Officer, as well as the other factors described above. Following this review, the Compensation Committee approved increases to the base salaries of our named executive officers, effective April 1, 2025, that the Compensation Committee believed were appropriate to maintain their competitiveness. For Messrs. Sarrazin and Goldschmied, their base salaries were set at the time of their hiring, based on the same factors discussed above.
The base salaries paid to our named executive officers for 2025 were as follows:

Named Executive Officer	2024 Base Salary Rate ($)	2025 Base Salary Rate ($)	Year-Over-Year Adjustment (%)
Hugo Sarrazin(1)	—	600,000	—
Sarah Blanchard	450,000	476,000	5.8%
Rob Rosenthal	440,000	453,000	3.0%
Ozzie Goldschmied(2)	—	464,723	—
Greg Brown	590,000	590,000	—
Eren Bali(3)	470,000	484,000	3.0%
(1)    Mr. Sarrazin began employment with our company in March 2025.
(2)    Mr. Goldschmied began providing services to our company in June 2025 and commenced employment in August 2025. Mr. Goldschmied’s base salary is payable in Canadian dollars. For purposes of this disclosure, we have presented Mr. Goldschmied’s compensation in United States dollars, converting from the original Canadian dollar amounts at an average 2025 exchange rate of 1:0.715676.
(3)    Mr. Bali ceased serving as an executive officer in June 2025, when he transitioned from our Chief Technology Officer to our Head of Innovation. The base salary shown for 2025 reflects the base salary rate that applied to Mr. Bali prior to such transition.
Ms. Blanchard received a base salary increase of 5.8%, which was higher than the increases provided to other continuing named executive officers. The Compensation Committee approved this increase to position Ms. Blanchard’s base salary more competitively within our peer group, based on market data provided by our independent compensation consultant.
Short-Term Incentive Compensation
We use our Employee Incentive Compensation Plan, a cash bonus plan, to motivate certain employees selected by the Compensation Committee, including our named executive officers, to achieve our short-term financial and operational objectives for each fiscal year. These short-term incentives are also intended to help deliver a competitive total direct compensation opportunity to our executives, consistent with our overall compensation philosophy.
Pursuant to the Employee Incentive Compensation Plan, the Compensation Committee establishes a target bonus opportunity for each executive (with actual awards generally payable in the form of cash) with respect to the applicable performance period. We design our short-term incentives so that executives will receive above-target bonuses when we exceed our annual corporate objectives and below-target bonuses (or no bonuses) when we do not achieve these objectives. During 2025, the bonus payments for our named executive officers were based entirely on the achievement of corporate performance objectives, with no individual performance component. The Compensation Committee determined that focusing on company-wide objectives would better encourage management to work collectively to achieve the targets in our annual operating plan.
As administrator of the Employee Incentive Compensation Plan, the Compensation Committee may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award for a particular performance period. The actual award may be below, at or above a participant’s target annual bonus award, at the discretion of the administrator. Further, the administrator may determine the amount of any increase, reduction or elimination on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.
Incentive Plan Performance Metrics and Achievement
Under the Employee Incentive Compensation Plan, our Compensation Committee determined the performance metrics and related target levels of achievement required for payouts under our 2025 annual bonus awards.
In February 2025, the Compensation Committee determined that, in the case of our named executive officers, the bonus awards would be eligible to be earned based on our revenue and adjusted EBITDA, each of which was weighted at 50%. The Compensation Committee believed revenue and adjusted EBITDA were appropriate corporate performance metrics for our named executive officers because they serve as key indicators of our ability to strike a balance between revenue, profitability, and growth, all of which directly influence long-term stockholder value. The Compensation Committee established target performance levels for these measures that it believed to be challenging, but attainable, through the successful execution of our annual operating plan.
Following our CEO transition, in June 2025, the Compensation Committee modified the bonus awards by (1) adding a component tied to corporate achievement of strategic objectives (including growth in our consumer subscription offerings and the launch of new AI-focused offerings), weighted at 30%, (2) adjusting the target, threshold, and maximum levels of achievement under the revenue and adjusted EBITDA components of the short-term incentive plan, and (3) re-weighting the revenue and adjusted EBITDA components of the short-term incentive plan to 35% each. For more information, see the section of this Compensation Discussion and Analysis titled “—Executive Summary—Impacts of Our CEO Transition."
The table below sets forth the final weightings and threshold, target, and maximum performance levels for the revenue and adjusted EBITDA components of the plan.

Metric	Threshold (25% Payout)	Target (100% Payout)	Maximum (200% Payout)	Weighting
Revenue(1)	$783.3 million	$803.5 million	$830.6 million	35%
Adjusted EBITDA(2)	$82.0 million	$88.7 million	$104.0 million	35%
Strategic Initiatives	N/A	N/A	N/A	30%
(1)    For purposes of calculating 2025 performance, our Compensation Committee evaluated revenue on a constant currency basis.
(2)    Adjusted EBITDA is a non-GAAP financial measure. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report.
For actual adjusted EBITDA and revenue results between defined performance levels (i.e., between threshold and target or between target and maximum), the payment amount is calculated using linear interpolation.
We are not disclosing the specific targets for the strategic objectives component because such disclosure would reveal confidential information regarding our product development roadmap and growth projections, which could be used by competitors to our detriment. The Compensation Committee designed the strategic objectives with threshold, target, and maximum achievement levels consistent with the 25%, 100%, and 200% payout structure used for our other performance metrics. The Compensation Committee set the target levels for each objective to align with Mr. Sarrazin's strategic priorities for 2025, which required meaningful acceleration from our historical performance in consumer subscriptions and successful launch of new AI-oriented offerings. The Compensation Committee considered the maximum level to be achievable only through exceptional execution given the compressed timeline and competitive market dynamics. The Compensation Committee considered the strategic objectives to be challenging given the competitive landscape for AI-enabled learning solutions, the need to accelerate our consumer subscription strategy within a compressed timeframe while balancing the needs of our consumer marketplace, and the execution risk inherent to launching new product offerings.
In February 2026, our Compensation Committee determined that we achieved 2025 revenue of $784.3 million (representing achievement of 28.8%) and 2025 adjusted EBITDA of $95.3 million (representing achievement of 142.9%). The Compensation Committee also determined that the strategic objectives component was achieved at 100% of target. The Compensation Committee’s determination of achieved revenue reflects a downward adjustment of $5.5 million compared to our reported GAAP revenue due to constant currency measurement. Consequently, our Compensation Committee determined that corporate performance under our short-term incentive plan was achieved, in the aggregate, at a 90.1% level.
2025 Target Short-Term Incentive Compensation Opportunities
Bonus awards under our Employee Incentive Compensation Plan for 2025 were based upon short-term incentive compensation opportunities, as approved by our Compensation Committee and summarized in the table below. In February 2025, the Compensation Committee reviewed the target annual bonus award opportunities of our executives for 2025. Following this review, and after taking into consideration the factors described in the section titled "Our Compensation Philosophy," the Compensation Committee established short-term incentive compensation opportunities for our named executive officers (other than Messrs. Sarrazin and Goldschmied) consistent with those established for 2024. The bonus opportunities for Messrs. Sarrazin and Goldschmied were established by our Compensation Committee in connection with its approvals of their respective employment offers.

Named Executive Officer	2025 Target Bonus (as % of Base Salary)	2025 Target Bonus ($)	2025 Bonus Payout ($)
Hugo Sarrazin(1)(2)	100%	$484,932	$436,923
Sarah Blanchard	70%	$333,200	$300,213
Ozzie Goldschmied(1)(2)(3)	70%	$181,815	$163,815
Rob Rosenthal	50%	$226,500	$204,077
Greg Brown	100%	$590,000	—
Eren Bali	50%	$242,000	—
(1)    Target bonus and bonus payouts were pro-rated for partial-year employment in accordance with the applicable employment agreement.
(2)    Our Compensation Committee approved the partial payment of short-term incentive bonuses to Messrs. Sarrazin and Goldschmied in 2025 to mitigate or eliminate 280G Impact resulting from the Coursera Transaction. For more information, see the section of this Compensation Discussion and Analysis titled “—Executive Summary—Impacts of the Coursera Transaction."
(3)    Mr. Goldschmied’s target bonus opportunity was denominated in Canadian dollars, and the payout of his target bonus was accordingly made in Canadian dollars. For purposes of this disclosure, we have presented Mr. Goldschmied’s compensation in United States dollars, converting from the original Canadian dollar amounts at an average 2025 exchange rate of 1:0.715676.
Other Cash Incentives
In connection with Mr. Goldschmied's transition from a consultant to an employee in August 2025, we paid Mr. Goldschmied a one-time consideration payment of CAD 1,000.
Long-Term Incentive Compensation
We use long-term incentive compensation in the form of equity-based awards to motivate our executive officers, including our named executive officers, by providing them with the opportunity to build an equity interest in Udemy and to share in the potential appreciation of the value of our common stock.
Consistent with prior years, our Compensation Committee continued to place strong emphasis on PSUs in our long-term incentive compensation program. During 2025, our long-term incentive compensation was generally designed to consist of 30% RSUs and 70% PSUs. This represents a proportional increase in PSUs compared to 2024 and 2023, when long-term incentive compensation generally consisted of 50% RSUs and 50% PSUs. Our Compensation Committee believed this increase was appropriate to drive greater stockholder alignment and ensure high motivation to execute on our financial and operational goals. Our PSUs have used a one-year performance period, which we believe allows our Compensation Committee to set rigorous goals for a time period over which it has reasonable visibility. To further drive stockholder alignment and retention, any earned PSUs are subject to continued vesting and service requirements even after achievement of the underlying performance goals.
In determining the size of the equity awards granted to our executive officers, the Compensation Committee considers the recommendations of our Chief Executive Officer (except with respect to his own equity awards), as well as the other factors described above. The Compensation Committee also considers the existing equity holdings of each executive officer, including the current economic value of their unvested equity awards and the ability of these unvested holdings to satisfy our retention objectives. The Compensation Committee also considers the dilutive effect of our long-term incentive compensation practices, and the overall impact that these equity awards, as well as awards to other employees, will have on stockholder value.
The Compensation Committee granted new hire awards, consisting solely of time-based RSUs, to Messrs. Sarrazin and Goldschmied, who joined our company as employees in 2025. The number of shares subject to these new hire awards was determined by our Compensation Committee based on consideration of the factors described above. With respect to Mr. Sarrazin, the Compensation Committee determined that a significant new hire RSU award was an important component of a competitive compensation package to attract Mr. Sarrazin to the role of President and Chief Executive Officer, taking into account Mr. Sarrazin's qualifications, experience, and the competitive market data reviewed by the Compensation Committee, as well as the other factors described above. New hire equity awards of this nature are customary in connection with the recruitment of a chief executive officer.
In July 2025, the Compensation Committee also granted a one-time retention award to Ms. Blanchard, consisting of 260,000 RSUs. In approving this award, the Compensation Committee considered Ms. Blanchard's strong performance and her value to the organization, particularly during a period of significant leadership and strategic transitions, as well as the retentive value that such an award would provide Ms. Blanchard. The Compensation Committee also considered that the equity component of Ms. Blanchard's total direct compensation had declined in value due to decreases in our stock price, which reduced the retentive value of her outstanding equity awards. The Compensation Committee determined that this one-time award was appropriate to retain Ms. Blanchard's continued service given the potential disruption to the organization that would result from her departure.
RSU Awards
The RSUs granted to continuing executive officers are subject to ratable quarterly vesting over a three-year period, subject to continued service. With respect to the new hire RSUs granted to Mr. Sarrazin and Mr. Goldschmied, one-third of such RSUs are scheduled to vest on March 12, 2026 and June 15, 2026, respectively, and the remaining RSUs are schedule to vest in equal quarterly installments over the remaining two years, in each case subject to continued service and the 280G Mitigation Measures described above.
PSU Awards
We issued PSU awards in March 2025 and August 2025.
The March 2025 PSU awards measured performance using three metrics: Udemy Business annual recurring revenue (“UB ARR”), consumer net billings, and adjusted EBITDA, weighted at 20%, 20%, and 60%, respectively. The Compensation Committee believed these performance measures would incentivize management to pursue profitable, sustainable growth in our Udemy Business and Consumer segments, both of which are key to delivering long-term stockholder value. The Compensation Committee established target performance levels for these measures that it believed to be challenging, but attainable, through the successful execution of our annual operating plan.
For purposes of these PSU awards:
•UB ARR represents the annualized value of our UB segment customer contracts on the last day of a given period. Only revenue from closed UB contracts with active seats as of the last day of the period are included.
•Consumer Net Billings represents the gross transaction value for completed purchases of single courses and consumer subscription offerings, less taxes, refunds and chargebacks.
In both cases, the value of any amounts invoiced other than in U.S. dollars is determined on a “constant currency” basis, assuming that exchange rates between the U.S. dollar and other currencies do not vary from average exchange rates in effect in December 2024.
The levels of achievement necessary for the March 2025 PSU awards to become eligible to vest, in whole or in part, and actual achievement based on 2025 performance, are set forth in the table below.

Corporate Performance Measure	Threshold Performance Level	Threshold Payment Level	Target Performance Level	Target Payment Level	Maximum Performance Level	Maximum Payment Level	Actual Results	Actual Achievement
UB ARR(1)	$545.0 million	25%	$562.0 million	100%	$573.0 million	150%	$537.1 million	0%
Adjusted EBITDA(2)	$82.5 million	25%	$91.7 million	100%	$110.0 million	150%	$95.3 million	109.8%
Consumer Net Billings	$263.5 million	25%	$277.5 million	100%	$297.0 million	150%	$254.2 million	0%
(1)    UB ARR is a key business metric. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report.
(2)    Adjusted EBITDA is a non-GAAP financial measure. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report.

For actual results between performance levels (i.e., between threshold and target or between target and maximum), the achievement was calculated using linear interpolation. The Compensation Committee determined that, based on our actual achievement, our UB ARR and Consumer Net Billings performance did not meet the applicable threshold levels and our adjusted EBITDA performance resulted in 109.8% achievement, resulting in blended achievement of 65.9% overall. One-third of the March 2025 PSUs that became eligible for vesting through achievement of the performance metrics vested on February 24, 2026, with the remainder scheduled to vest quarterly over the following two years, subject to continued service.
As discussed above, the August 2025 PSUs measure our achievement of strategic objectives (including growth in our consumer subscription offerings and the launch of new AI-focused offerings) by June 30, 2026, and achievement is not yet determinable. For more information, see “—Executive Summary—Impacts of our CEO Transition.” One-third of the August 2025 PSUs that become eligible for vesting based on achievement of the strategic objectives will vest on the date our Board or Compensation Committee certifies achievement, with the remainder scheduled to vest quarterly over approximately one-and-a-half years, with December 15, 2026 being the first such quarterly vesting date.
Other Compensation and Benefit Programs and Policies
We offer a 401(k) retirement plan, including an employer matching contribution, to our employees (including our NEOs) as a part of our overall compensation strategy. We also allow our employees, including our NEOs, to participate in our employee stock purchase program. We generally do not offer any enhanced or additional benefits to our NEOs that our other employees do not also receive.
Employment Agreements
We have entered into employment agreements with all of our currently employed NEOs and other selected senior executives. The employment agreements with our NEOs specify annual base salary and annual performance-based cash target bonus amounts for each executive, calculated as a specified percentage of the executive’s base salary. The performance measures are determined by the Compensation Committee annually and are consistent with the measures applied to other senior executives. The employment agreements have no specific term.
Change in Control and Severance Agreements
We compete for executive talent, and we believe that providing severance protection plays an important role in attracting and retaining key executives and enabling them to focus on Udemy's strategic goals. To this end, we also enter into change in control and severance agreements with our executives. The agreements provide for severance payments under certain circumstances, as discussed further in the section titled “Additional Executive Compensation Information—Potential Payments upon Termination of Employment or Change in Control.” Such agreements eliminate the need to negotiate severance payments and benefits on a case-by-case basis. They also help assure an executive officer that their severance payments and benefits are comparable to those of other executive officers with similar levels of responsibility and tenure. Finally, they act as an incentive for our executive officers to remain employed and focused on their responsibilities during the threat or negotiation of a change in control transaction, which preserves our value and the potential benefit to be received by our stockholders in the transaction. Messrs. Brown and Bali are no longer eligible to receive benefits under their change in control and severance agreements.
Brown Transition Arrangements
In connection with Mr. Brown’s departure as President and Chief Executive Officer in early 2025, we entered into a transition agreement with him effective as of March 12, 2025. Among other things, the transition agreement provided for Mr. Brown to continue as a non-executive employee and to be paid at his regular base salary through the end of June 2025 and thereafter to be engaged as an advisor through the end of 2025 to provide transitional advice and other assistance as requested, not to exceed 10 hours per month, pursuant to the terms of a consulting agreement entered into between him and Udemy. During this transition period, Mr. Brown assisted with the onboarding of Mr. Sarrazin as our new President and Chief Executive Officer, including providing institutional knowledge to support the transition process. Mr. Brown’s existing equity incentive awards continued to vest through the term of the consulting agreement and he continued to be deemed a “service provider” for purposes of Udemy’s equity incentive plans.
Pursuant to a separation agreement and release entered into between Udemy and Mr. Brown following the termination of his employment, Mr. Brown received (i) a lump sum payment in the amount of $885,000, less applicable withholdings, which was equal to the sum of his annual base salary and a prorated portion of his 2025 target annual bonus, and (ii) reimbursement of medical continuation coverage for a period of up to 12 months.

Bali Transition Arrangements
In June 2025, Mr. Bali transitioned from his role as Chief Technology Officer to a role as Head of Innovation. In connection with this transition, the Company and Mr. Bali entered into an employment offer letter dated as of June 9, 2025, which provided for full-time employment at his then-current base salary from June 11, 2025, through August 15, 2025, and for part-time employment thereafter at an annualized base salary of $120,000. Pursuant to the offer letter, Mr. Bali ceased to be eligible for his 2025 annual bonus opportunity and his eligibility to receive severance benefits under his change in control and severance agreement ceased, in each case as of June 11, 2025. Mr. Bali terminated employment as our Head of Innovation in October 2025.
Stock Ownership Guidelines
In 2022, we adopted Stock Ownership Guidelines that prescribe required levels of stock ownership and the timeline for achievement. These guidelines are designed to further strengthen and align our leadership with stockholders’ interests. As of the date of this Amendment, all NEOs are either meeting or on track to meet the required holdings based on the ownership levels required. Only shares held by an executive, directly or indirectly, qualify toward satisfaction of our Stock Ownership Guidelines. Shares underlying equity-based incentives, such as unexercised stock options, unvested RSUs or unearned PSUs, do not qualify toward satisfaction of our Stock Ownership Guidelines.

Role	Ownership Guideline
CEO	5 times base salary
Executives reporting to the CEO	1 times base salary
Clawback Policy
In 2022, our Board adopted a Clawback Policy that covers incentive compensation paid to current and former executive officers. We amended this policy in 2023 to comply with the requirements of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable Nasdaq listing standards. This policy provides for the non-discretionary recovery of excess incentive-based compensation from current and former executive officers in the event of an accounting restatement, as further described in the Clawback Policy, whether or not the executive officer was at fault for the restatement, in accordance with SEC and Nasdaq requirements.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the disclosures contained in the "Compensation Discussion & Analysis" above. The Compensation Committee has relied on management’s representation that such disclosures have been prepared with integrity and objectivity and in conformity with SEC regulations.
Based on the Compensation Committee’s review and discussion with management, the Compensation Committee recommended to the Board that the disclosures contained in the "Compensation Discussion & Analysis" above be included in this Amendment No. 1 to Udemy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Respectfully submitted by the members of the Compensation Committee of the Board of Directors:
Natalie Rothman (Chair)
Jeffrey Lieberman
Debra Chrapaty
Compensation Committee Interlocks and Insider Participation
During 2025, the members of our Compensation Committee were Mr. Lieberman, Ms. Rothman and Ms. Chrapaty. None of the members of our Compensation Committee is or has been an officer or employee of Udemy. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board or Compensation Committee (or other Board committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee.
Compensation Program Risk Assessment

We assess our executive and broad-based compensation and benefits programs to determine whether the programs' provisions and operation create undesired or unintentional material risk. The risk assessment process includes a review of our compensation program policies and practices, such as our performance-based executive compensation programs and stock ownership guidelines, to ensure that the interests of our executives are aligned with those of our stockholders by encouraging long-term superior performance without encouraging excessive or unnecessary risk-taking. We regularly review and audit our bonus plans to ensure short-term incentives are appropriately linked to business outcomes, and that supporting processes and controls are effective, and such reviews are shared with the Compensation Committee.
We have reviewed all of our compensation programs and found none that would be reasonably likely to have a material adverse effect on our company. Our performance-based executive compensation program (as described more fully in the "Compensation Discussion & Analysis" above), coupled with our stock ownership guidelines, aligns the interests of our executives with our stockholders by encouraging long-term superior performance without encouraging excessive or unnecessary risk taking. The Compensation Committee, with the guidance and assistance of its independent compensation consultant, reviews and approves compensation components for all named executive officers and other executive officers. Short-term incentives are reviewed each year and payments are subject to Compensation Committee discretion. The bonus plans for other team members are linked to financial, customer or operating measures. All our employees (including executive officers) and directors are subject to our insider trading policy, which prohibits hedging existing ownership positions in our securities, short selling Udemy stock, purchasing or selling derivative securities, and pledging our securities or holding our securities in a margin account.
Additional Executive Compensation Information
Summary Compensation Table
The following table shows information regarding the total compensation of our named executive officers during 2025, 2024, and 2023, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Hugo Sarrazin President and Chief Executive Officer(5)	2025	482,500	—	10,088,316	436,923	—	11,007,739
Sarah Blanchard Chief Financial Officer	2025	469,500		5,052,473	300,213	5,160	5,827,346
	2024	445,500	—	1,921,500	—	4,928	2,371,928
	2023	432,000	—	2,222,500	297,562	6,600	2,958,662
Ozzie Goldschmied Chief Technology Officer(6)	2025	96,817	716	4,651,656	163,815	84,788	4,997,792
Rob Rosenthal President, Udemy Business(7)	2025	449,750	—	1,316,628	204,076	19,660	1,990,114
	2024	256,667	154,000	2,700,750	—	6,600	3,118,017
Greg Brown Former President and Chief Executive Officer(8)	2025	295,000	—	—	—	892,375	1,187,375
	2024	583,750	—	4,548,838	—	18,808	5,151,396
	2023	560,833	—	4,445,000	530,511	6,600	5,542,944
Eren Bali Former Chief Technology Officer(9)	2025	319,000	—	626,185	—	9,120	954,305
	2024	183,371	—	4,843,950	—	224,431	5,251,752
(1)    The dollar amounts in this column represent (a) for Mr. Goldschmied, a one-time payment of consideration in connection with his transition from a consultant to an employee in August 2025 and (b) for Mr. Rosenthal, a one-time signing bonus paid to Mr. Rosenthal when he joined our company (subject to repayment in the event of Mr. Rosenthal's resignation on or prior to March 15, 2025).
(2)    The amounts disclosed generally represent the aggregate grant date fair value of an award of RSUs or PSUs, as calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair values of the awards disclosed in the column are set forth in the notes to our audited financial statements included in the Original Filing. These amounts do not correspond to the actual value that may be recognized by our named executive officers upon vesting of the applicable awards.
(3)    The amounts reported for 2025, 2024, and 2023 represent the amounts earned by our named executive officers with respect to those calendar years pursuant to our Employee Incentive Compensation Plan. For more information, see "Compensation Discussion and Analysis—Framework for Executive Compensation—Short-Term Incentive Compensation," above.
(4)    The dollar amounts in this column represent:
•in 2025: (a) for Ms. Blanchard, $5,160 in company-paid matching 401(k) contributions; (b) for Mr. Goldschmied, $82,966 in independent contractor fees and $1,822 in supplemental healthcare coverage stipends; (c) for Mr. Rosenthal, $6,698 in company-paid matching 401(k) contributions and $12,962 in company-paid travel expenses (and tax gross-up related to the same) relating to a company-sponsored sales incentive retreat; (d) for Mr. Brown, $885,000 in severance payments and $7,375 in company-paid matching 401(k) contributions; and (e) for Mr. Bali, $9,120 in company-paid matching 401(k) contributions;
•in 2024: (a) for Mr. Brown, $6,450 in company-paid matching 401(k) contributions, $8,938 in company-paid travel expenses (and tax gross-up related to the same) relating to a company-sponsored sales incentive retreat, and $3,420 in parking-related perquisites; (b) for Ms. Blanchard,

$4,928 in company-paid matching 401(k) contributions; (c) for Mr. Bali, $2,938 in company-paid matching 401(k) contributions, $31,500 in cash retainer fees for service as a non-employee member of our Board prior to August 12, 2024, and $189,993 as the aggregate grant date fair value of restricted stock units granted to Mr. Bali on June 4, 2024 pursuant to our outside director compensation policy, which awards were subsequently cancelled effective November 2024; and (d) for Mr. Rosenthal, $6,600 in company-paid matching 401(k) contributions; and
•in 2023, company-paid matching 401(k) contributions.
(5)    Mr. Sarrazin joined our company as President and Chief Executive Officer in March 2025.
(6)    Mr. Goldschmied joined our company as Chief Technology Officer in June 2025. From June 2025 to August 2025, Mr. Goldschmied was formally engaged as an independent contractor before transitioning into employee status. Certain elements of Mr. Goldschmied’s compensation are payable in Canadian dollars, including the elements disclosed in the “Salary,” “Bonus,” “Non-Equity Incentive Plan Compensation,” and “All Other Compensation” columns of this Summary Compensation Table. For purposes of this disclosure, we have presented Mr. Goldschmied’s compensation in United States dollars, converting from the original Canadian dollar amounts at an average 2025 exchange rate of 1:0.715676.
(7)    Mr. Rosenthal joined our company as President, Udemy Business in June 2024 (which role was referred to as Chief Revenue Officer from June 2024 to April 2025).
(8)    Mr. Brown served as President, Udemy Business prior to his appointment as our President and Chief Executive Officer effective March 2023. Mr. Brown ceased serving as President and Chief Executive Officer of Udemy effective March 12, 2025, and remained with Udemy as a non-executive employee from March 12, 2025 until June 30, 2025, and thereafter as a consultant until December 31, 2025.
(9)    Mr. Bali served on our Board as an outside director until August 2024, when he transitioned to serving as our Chief Technology Officer. The table above omits the retainer fees and other compensation paid to Mr. Bali for his services as an outside director in 2023, during which year Mr. Bali was not an officer or employee of Udemy. Mr. Bali transitioned from his position as Chief Technology Officer of Udemy on June 11, 2025, and remained with Udemy as our Head of Innovation until October 15, 2025.
Grants of Plan-Based Awards in 2025
The following table sets forth information concerning grants of cash- and stock-based awards made under our annual and long-term incentive plans during 2025. The threshold, target, and maximum non-equity incentive award and incentive award amounts shown in the table represent the amounts to be paid if our performance had met the respective levels of the applicable performance measures. For more information on these performance measures, see the section of this report titled "Compensation Discussion & Analysis—Framework for Executive Compensation.”

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)(2)			All Other Stock Awards
Name	Grant Date	Date of Board or Committee Action (if different)	Threshold	Target	Maximum	Threshold	Target	Maximum	Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)(3)
Hugo Sarrazin	8/15/2025	8/5/2025	—	—	—	42,188	168,750	253,125	—	1,145,813
	3/18/2025(4)	—	—	—	—	—	—	—	1,062,055	8,942,503
	3/12/2025	3/11/2025	121,233	484,932	969,864	—	—	—	—	—
Sarah Blanchard	8/15/2025	8/5/2025	—	—	—	31,250	125,000	187,500	—	848,750
	7/15/2025(5)	7/10/2025	—	—	—	—	—	—	260,000	1,781,000
	3/15/2025	2/20/2025	—	—	—	36,932	147,727	221,591	—	1,211,361
	3/15/2025(6)	2/20/2025	—	—	—	—	—	—	147,727	1,211,361
	2/20/2025	—	83,300	333,200	666,400	—	—	—	—	—
Rob Rosenthal	8/15/2025	8/5/2025	—	—	—	17,188	68,750	103,125	—	466,813
	3/15/2025	2/20/2025	—	—	—	12,955	51,818	77,727	—	424,908
	3/15/2025(6)	2/20/2025	—	—	—	—	—	—	51,818	424,908
	2/20/2025	—	56,625	226,500	453,000	—	—	—	—	—
Ozzie Goldschmied	8/15/2025	8/5/2025	—	—	—	8,594	34,375	51,563	—	233,406
	8/11/2025(7)	6/8/2025	45,454	181,815	363,630	—	—	—	—	—
	7/15/2025(8)	7/10/2025	—	—	—	—	—	—	645,000	4,418,250
Eren Bali	3/15/2025	2/20/2025	—	—	—	9,546	38,182	57,273	—	313,092
	3/15/2025	2/20/2025	—	—	—	—	—	—	38,182	313,092
	2/20/2025	—	60,500	242,000	484,000	—	—	—	—	—
(1)    Amounts in the “Estimated Payouts Under Non-Equity Incentive Plan Awards” columns relate to cash incentive opportunities under our Employee Incentive Compensation Plan, based upon the achievement of corporate performance goals during 2025. The amounts set forth in the columns above do not reflect the actual amounts paid to our named executive officers, which are disclosed in the preceding Summary Compensation Table.
(2)    Amounts in the “Estimated Payouts Under Equity Incentive Plan Awards” columns relate to awards of performance-based RSUs. The “threshold,” “target,” and “maximum” amounts represent the number of such awards that would have been eligible to vest based on achievement of certain performance goals over the 2025 performance period. For more information, see the "Long-Term Incentive Compensation" section of our Compensation Discussion & Analysis.
(3)    The dollar values of the RSU awards represent the grant date fair value per share calculated on the basis of the fair market value of the underlying shares of our common stock on the grant date in accordance with ASC 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the fair value of the RSUs reported in these columns are set forth in the notes to our consolidated financial statements included in our Annual Report. The actual value that the named executive officer will realize on each RSU award will depend on the price per share of our common stock at the time the shares underlying the RSUs are sold. Accordingly, these amounts do not necessarily correspond to the actual value recognized or that may be recognized by our named executive officers.
(4)    The RSUs underlying this award vest 1/3 on December 18, 2025, and then in 8 quarterly installments beginning on June 15, 2026, subject to continued service.
(5)    The RSUs underlying this award vest in 12 equal quarterly installments beginning on October 15, 2025, subject to continued service.
(6)    The RSUs underlying these awards vest in 12 equal quarterly installments beginning on June 15, 2025, subject to continued service.
(7)    Mr. Goldschmied’s non-equity incentive plan awards are payable in Canadian dollars. For purposes of this disclosure, we have presented Mr. Goldschmied’s compensation in United States dollars, converting from the original Canadian dollar amounts at an average 2025 exchange rate of 1:0.715676.
(8)    The RSUs underlying this award vest one-third on December 18, 2025, and then in 8 quarterly installments beginning on September 15, 2026, subject to continued service.
Outstanding Equity Awards at 2025 Fiscal Year-End
The following table provides information concerning stock-based awards granted to our named executive officers that were outstanding at the end of our last fiscal year.

		Outstanding Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Hugo Sarrazin	8/15/2025(2)	—	—	168,750	987,188
	3/18/2025(3)	708,041	4,142,040	—	—
Sarah Blanchard	3/18/2023(4)	—	—	27,225	159,266
	3/15/2024(5)	—	—	22,147	129,560
	3/15/2025(2)	—	—	147,727	864,203
	8/15/2025(2)	—	—	125,000	731,250
	5/15/2022(6)	21,875	127,969	—	—
	3/18/2023(7)	39,063	228,519	—	—
	3/15/2024(8)	49,219	287,931	—	—
	3/15/2025(9)	110,796	648,157	—	—
	7/15/2025(10)	238,334	1,394,254	—	—
Ozzie Goldschmied	8/15/2025(2)	—	—	34,375	201,094
	7/10/2025(11)	430,003	2,515,518	—	—
Rob Rosenthal	3/15/2025(2)	—	—	51,818	303,135
	8/15/2025(2)	—	—	68,750	402,188
	6/15/2024(12)	203,125	1,188,281	—	—
	3/15/2025(9)	38,864	227,354	—	—
(1)    Calculated by multiplying the closing market price of our common stock at December 31, 2025 ($5.85 per share) by the number of unvested RSUs or PSUs at December 31, 2025 as indicated in the prior column.
(2)    The amounts shown represent the number of PSUs that may become eligible for time-based vesting if performance goals are achieved at the target level over the applicable performance period. For more information, including information on actual achievement of the performance metrics, see the section of our Compensation Discussion & Analysis titled "Long-Term Incentive Compensation—PSU Awards.”
(3)    The shares underlying this award vest one-third on December 18, 2025, and then in 8 quarterly installments beginning on June 15, 2026, subject to continued service.
(4)    25% of the shares underlying this award vested on March 15, 2024 upon achievement of the performance conditions; the remaining shares vest in 12 equal quarterly installments beginning on June 15, 2024, subject to continued service.
(5)    25% of the shares underlying this award vested on March 15, 2025 upon achievement of the performance conditions; the remaining shares vest in 12 equal quarterly installments beginning on June 15, 2025, subject to continued service.
(6)    The shares underlying this award vest in 16 equal quarterly installments beginning on August 15, 2022, subject to continued service.
(7)    The shares underlying this award vest in 16 equal quarterly installments beginning on June 15, 2023, subject to continued service.
(8)    The shares underlying this award vest in 16 equal quarterly installments beginning on June 15, 2024, subject to continued service.
(9)    The shares underlying these awards vest in 12 equal quarterly installments beginning on June 15, 2025, subject to continued service.
(10)    The shares underlying this award vest in 12 equal quarterly installments beginning on October 15, 2025, subject to continued service.
(11)    The shares underlying this award vest one-third on December 18, 2025, and then in 8 quarterly installments beginning on September 15, 2026, subject to continued service.

(12)    The shares underlying this award vest 25% on June 15, 2025, and then in 12 quarterly installments beginning on September 15, 2025, subject to continued service.
Option Exercises and Stock Vested in 2025
The following table sets forth information with respect to our NEOs who vested in stock awards during 2025. The values realized on vesting do not reflect the sale price of the shares or whether a sale was made. None of our named executive officers exercised stock options during 2025.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Hugo Sarrazin	354,014	2,141,785
Sarah Blanchard	224,657	1,580,335
Ozzie Goldschmied	214,997	1,300,732
Rob Rosenthal	134,829	896,329
Greg Brown	272,555	1,947,677
Eren Bali	167,613	1,146,101
(1)     The value realized upon vesting is calculated by multiplying the number of units vested by the closing price of our common stock on the trading day immediately preceding the vesting date.
Potential Payments upon Termination of Employment or Change in Control
The following table describes the potential payments that would have been provided to each of our named executive officers pursuant to the applicable change in control and severance agreement in the event that they were terminated without “cause” (excluding death or disability) or they resigned for “good reason” (as defined in the applicable agreement) outside of, and within, the applicable change in control period under such change in control and severance agreements (which period begins three months before the occurrence of a change of control and ends twelve months after the occurrence of a change of control), assuming such termination occurred on December 31, 2025 and the applicable release requirement was satisfied.

	Termination without Cause or Resignation for Good Reason outside Change in Control Period				Termination without Cause or Resignation for Good Reason within Change in Control Period
Named Executive Officer	Salary Severance ($)	Bonus Severance ($)	Value of Continued Health Coverage ($)(1)	Total ($)	Salary Severance ($)	Bonus Severance ($)	Value of Continued Health Coverage ($)(1)	Value of Equity Acceleration ($)(2)	Total ($)
Hugo Sarrazin	600,000	484,932	328	1,085,260	600,000	600,000	328	5,129,227	6,329,555
Sarah Blanchard	476,000	—	31,672	507,672	476,000	333,200	31,672	4,571,108	5,411,980
Rob Rosenthal	226,500	—	10,680	237,180	453,000	226,500	21,361	2,120,958	2,821,819
Ozzie Goldschmied(3)	232,362	181,815	4,294	418,471	464,723	325,306	8,588	2,716,611	3,515,228
Greg Brown	—	—	—	—	—	—	—	—	—
Eren Bali	—	—	—	—	—	—	—	—	—
(1)    The amounts reported in these columns represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA (or, in the case of Mr. Goldschmied, the estimated value of payment of an accelerated supplemental health coverage stipend) for the executive and the executive’s eligible dependents (a) for a period of 12 months, if such termination occurs during the applicable change in control period, or (b) if such termination occurs outside the applicable change in control period, for a period of 12 months (with respect to Mr. Sarrazin and Ms. Blanchard) or 6 months (with respect to our other named executive officers).
(2)     The value of the accelerated RSUs in this table are calculated by multiplying the number of shares subject to acceleration by the closing price of our common stock at December 31, 2025 ($5.85 per share). The value also reflects the payout of PSUs at target.
(3)     Cash amounts payable to Mr. Goldschmied are payable in Canadian dollars. For purposes of this disclosure, we have presented Mr. Goldschmied’s compensation in United States dollars, converting from the original Canadian dollar amounts at an average 2025 exchange rate of 1:0.715676.

Change in Control and Severance Agreements
Each of our currently employed named executive officer’s change in control and severance agreement provides for an initial term of three years. At the end of the initial term and each third anniversary thereafter, the agreement will renew automatically for additional three-year terms unless either party provides the other with written notice of non-renewal at least 60 days prior to such automatic renewal.
Pursuant to each named executive officer’s change in control and severance agreement, if, within the three-month period prior to or the 12-month period following a “change in control” (defined in the agreement), we terminate the employment of the named executive officer without “cause” (excluding death or disability) or the named executive officer resigns for “good reason” (defined in the agreement), and within 60 days following such termination, the named executive officer executes a waiver and release of claims in our favor that becomes effective and irrevocable, the named executive officer will be entitled to receive:
•a lump sum payment equal to 12 months of the named executive officer’s then current annual base salary plus 100% of the named executive officer’s annual target bonus for the year of termination;
•payment of premiums to maintain group health insurance continuation benefits pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") for the named executive officer and the named executive officer’s respective eligible dependents (or, in the case of Mr. Goldschmied, accelerated payment of a supplemental health coverage stipend) for up to 12 months;
•for Mr. Sarrazin only, an amount equal to his earned prior year bonus if such bonus is unpaid as of the date of termination;
•vesting acceleration as to 100% of the then-unvested shares subject to each of the named executive officer’s then outstanding equity awards (and in the case of awards with performance vesting, unless the applicable award agreement governing such award provides otherwise, all performance goals and other vesting criteria will be deemed achieved at target levels of achievement); and
•with respect to Ms. Blanchard, the extension of the post-termination exercise period applicable to each of their vested and outstanding stock options, if any, until the date that is one year from the date of her termination of employment; and
Pursuant to each named executive officer’s change in control and severance agreement, if, outside of the 3-month period prior to or the 12-month period following a “change in control”, we terminate the employment of the named executive officer without “cause” (excluding death or disability) or the named executive officer resigns for good reason, and within 60 days following such termination, the named executive officer executes a waiver and release of claims in our favor that becomes effective and irrevocable, the named executive officer will be entitled to receive:
•a lump sum payment equal to 12 months (or 6 months for Messrs. Goldschmied, and Rosenthal) of their then current annual base salary;
•for Mr. Sarrazin only, an amount equal to his earned prior year bonus if such bonus is unpaid as of the date of termination;
•for Messrs. Sarrazin and Goldschmied only, an amount equal to his pro-rated annual target bonus;
•payment of premiums to maintain group health insurance continuation benefits pursuant to COBRA for the named executive officer and the named executive officer’s respective eligible dependents (or, in the case of Mr. Goldschmied, accelerated payment of a supplemental health coverage stipend) for up to 12 months (or 6 months for Messrs. Goldschmied and Rosenthal);
•with respect to Ms. Blanchard, the extension of the post-termination exercise period applicable to each of their vested and outstanding stock options, if any, until the date that is one year from the date of her termination of employment; and
•with respect to Mr. Sarrazin only, acceleration of the RSUs subject to his initial equity award as follows:
◦if the qualifying termination occurs within 1 year following Mr. Sarrazin’s start date, 1/3 of the RSUs subject to Mr. Sarrazin’s initial equity award will vest; and
◦if the qualifying termination occurs on or after 1 year following Mr. Sarrazin’s start date, in addition to the RSUs that vested during the course of his employment, an additional 1/12 of the RSUs subject to Mr. Sarrazin’s initial equity award will vest.

In the event of a change in control, the change in control and severance agreements provide that if payments related to a change in control would be subjected to the excise tax imposed by Section 4999 of the Internal Revenue Code, and if reducing the amount of the payments would result in greater benefits to him or her (after taking into consideration the payment of all income and excise taxes that would be owed as a result of the change in control payments), we will reduce the change in control payments by the amount necessary to maximize the benefits received by him or her, determined on an after-tax basis. The agreements do not provide for tax gross up payments.
CEO Pay Ratio
As required by Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. We are providing the ratio below using a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll records and the methodology described below. Because SEC rules for identifying the median compensated employee and calculating the CEO pay ratio based on the median compensated employee’s annual total compensation permit us to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions, the CEO pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies may have very different global workforce strategies, employment and compensation practices, and may utilize different methodologies, exclusions, estimates and assumptions in calculating and reporting their CEO pay ratio.
For the year ended December 31, 2025, the total compensation for our CEO, Hugo Sarrazin, was $11,007,739, as reported in the Summary Compensation Table above. Since Mr. Sarrazin was appointed CEO effective March 12, 2025, we annualized his salary and non-equity incentive plan compensation, as disclosed in the Summary Compensation Table, and added the disclosed values of his Bonus, Stock Awards, and other components of All Other Compensation to arrive at a value of $11,228,916, used for the ratio of annual total compensation for our CEO to the annual total compensation for our median employee. We annualized Mr. Sarrazin’s total compensation as follows:

Summary Compensation Table Component	Actual Values from Summary Compensation Table	For CEO Pay Ratio: Annualized Values + One-Time Values	Rationale
Salary	$482,500	$600,000	Annualized salary
Bonus	—	—
Stock Awards	$10,088,316	$10,088,316	Not annualized; one-time awards of RSUs and PSUs
Non-Equity Incentive Plan Compensation	$436,923	$540,600	Annualized bonus based on actual performance
All Other Compensation	—	—
Total CEO Pay	$11,007,739	$11,228,916
The annual total compensation for our median employee was $186,531, calculated in accordance with the rules applicable to the Summary Compensation Table. Therefore, for the year ended December 31, 2025, the annual total compensation for our CEO was approximately 60.2 times that of our median employee.
For purposes of determining the foregoing CEO pay ratio, we used the same median employee identified in the prior year, as there have been no significant changes to our employee population or compensation arrangements that we believe would result in a material change to the pay ratio disclosure. We analyzed our global workforce as of December 31, 2024, which we chose as our date of determination for the prior year. Employees represent all salaried and hourly employees as of the determination date. This number does not include any independent contractors or "leased employees," as permitted by applicable SEC rules. We chose to use a consistently applied compensation measure, which we selected as base salary for each of our employees for the 12-month period from January 1, 2024 to December 31, 2024. For employees paid other than in U.S. dollars, we converted their compensation to U.S. dollars using foreign exchange rates in effect on December 31, 2024. For permanent employees hired during 2024, we annualized their base salary or wages as if they had been employed for the entire measurement period.

Non-Employee Director Compensation
We use a combination of cash and stock-based compensation to attract and retain qualified outside candidates to serve on our Board pursuant to our outside director compensation policy. Management directors do not receive any additional compensation for their services as a director.
The Compensation Committee reviews the total compensation of our non-employee directors and each element of our outside director compensation policy annually. At the direction of the Compensation Committee, our compensation consultant annually analyzes the competitive position of our outside director compensation policy against the peer group used for executive compensation purposes. For a more detailed description of the role of the Compensation Committee’s independent compensation consultant, please refer to the section above titled “Compensation Discussion and Analysis—Compensation Decision Roles.”
As of December 31, 2025, our outside director compensation policy provided for an annual cash retainer of $40,000, as well as the additional cash compensation set forth below:

Board Role	Annual Cash Retainer
Chairperson of the Board	$60,000
Lead Independent Director	$20,000
Audit Committee chairperson	$20,000
Audit Committee member	$10,000
Compensation Committee chairperson	$14,500
Compensation Committee member	$7,000
Nominating and Corporate Governance Committee chairperson	$9,000
Nominating and Corporate Governance Committee member	$4,000

All cash payments to non-employee directors are paid quarterly in arrears on a pro-rated basis.
In addition, each non-employee director receives RSUs valued at $380,000 upon first becoming a director, vesting in three equal annual installments subject to continued service as a non-employee director. Each non-employee director also receives RSUs valued at $190,000 per year, granted on the date of the annual stockholder meeting. Board members who are appointed at any time other than at the annual meeting receive a prorated first annual RSU award based upon the number of days from their election date until the next annual stockholder meeting. The annual RSU grants vest on the earlier of the first anniversary of grant or the date of the next annual meeting, subject to continued service as a non-employee director.
In lieu of the annual cash retainer paid quarterly in arrears, non-employee directors may elect to receive quarterly grants of fully vested RSUs with a grant date fair value equivalent to the applicable cash retainer. In addition, non-employee directors may elect to defer receipt of shares under any RSU grant that vests during a calendar year until the earlier to occur of (i) a date specified by the applicable non-employee director (which must generally be no earlier than January 1 of the second calendar year following the final vesting date of such RSU grant), (ii) the date of our change in control, or (iii) the date the director ceases to be a member of the Board of Directors. Our non-employee directors must elect to receive RSU grants in lieu of annual cash retainers, or to defer the settlement of RSU grants, no later than December 31 of the calendar year prior to the year in which the applicable annual cash retainer is earned or RSUs are granted.
In the event of a change in control, all outstanding and unvested equity awards held by our non-employee directors will accelerate and fully vest.
Stock Ownership Guidelines for Non-Employee Directors
In 2022, our Board established Stock Ownership Guidelines applicable to our non-employee directors. Pursuant to the Stock Ownership Guidelines, each non-employee director must own a number of shares with a value, measured on the last day of each fiscal year, equal to three times the annual cash retainer paid to such non-employee director for service on the Board, which is currently $120,000. Each non-employee director must comply with this requirement by the earlier of December 2027 or the end of the fiscal year that includes the five-year anniversary of the date such non-employee director was first elected or appointed to our Board. Only shares held by a non-employee director, directly or indirectly, qualify toward satisfaction of our Stock Ownership Guidelines. Shares underlying equity-based incentives, such as unexercised stock options or unvested RSUs, do not qualify toward satisfaction of our Stock Ownership Guidelines.

2025 Director Compensation Table
The following table shows certain information with respect to the compensation of our non-employee directors who served on our board of directors during any part of 2025.

Name	Fees Paid or Earned in Cash ($)(1)(2)	Stock Awards ($)(2)(3)	Total ($)
Sohaib Abbasi	101,199	189,997	291,196
Heather Hiles	55,237	189,997	245,234
Jeffrey Lieberman	47,000	—	47,000
Lydia Paterson	60,000	189,997	249,997
Natalie Rothman	58,500	189,997	248,497
Debra Chrapaty	51,000	102,024	153,024
Marylou Maco	57,763	102,024	159,787
(1)    With respect to Mr. Abbasi, the amounts shown reflect the aggregate grant date fair value of quarterly stock awards granted in lieu of cash retainer payments pursuant to elections made under our outside director compensation policy. Pursuant to these elections, Mr. Abbasi received restricted stock units for the settlement of 3,368 shares on March 31, 2025 with a grant date fair value of $7.76 per RSU, 3,566 shares on June 30, 2025 with a grant date fair value of $7.03 per RSU, 3,566 shares on September 30, 2025 with a grant date fair value of $7.01 per RSU, and 4,273 shares on December 31, 2025 with a grant date fair value of $5.85 per RSU. All such awards were fully vested as of the grant date.
(2)    In accordance with SEC rules, the aggregate grant date fair value of stock awards granted to outside directors during 2025 has been calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”) based on certain assumptions disclosed in the notes to our audited financial statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2025 (the "Annual Report").
(3)    Each non-employee director serving on the Board as of June 17, 2025, received an annual director award of 27,476 RSUs (other than Mses. Chrapaty and Maco, who each received an annual director award of 14,754 RSUs, and Mr. Lieberman, who declined to receive an annual director award) with a grant date fair value of $6.915 per RSU. These awards are scheduled to vest on the earlier of June 17, 2026 or the date of our 2026 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2025, the shares of our common stock authorized for issuance under our equity compensation plans. As of December 31, 2025, we do not have any equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders(2)	16,012,068(3)	$5.69(4)	18,577,959
(1)    Includes 14,358,159 shares available for issuance under our 2021 Equity Incentive Plan (the "2021 Plan") and 4,219,800 shares available for issuance under our 2021 Employee Stock Purchase Plan (the "2021 ESPP").
(2)    We initially reserved 13,800,000 shares for issuance under the 2021 Plan. The amount available for issuance under the 2021 Plan is subject to an annual increase on the first day of each year, beginning on January 1, 2023, in an amount equal to 5% of the outstanding shares of our common stock on the last day of the immediately preceding calendar year or a lesser amount determined by our Board or our Compensation Committee. The amount available for issuance also includes any shares subject to awards granted under our 2010 Equity Incentive Plan (the "2010 Plan") that, on or after October 29, 2021, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by Udemy for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by Udemy due to failure to vest. No further equity awards will be granted under the 2010 Plan. We also initially reserved 2,800,000 shares of our common stock under the 2021 ESPP. Shares reserved for issuance under the 2021 ESPP increase on the first day of each year, beginning in 2023, in an amount equal to the least of 1% of the outstanding shares of common stock on the last day of the immediately preceding year, three times the initial number of shares reserved under the ESPP, or a lesser amount determined by our Board or our Compensation Committee.
(3)     Includes 940,908 shares of common stock issuable upon the exercise of outstanding stock options, 14,159,159 shares of common stock issuable upon the vesting of RSUs, 911,001 shares of common stock issuable at target upon the achievement of applicable performance goals and vesting of PSUs, and 1,000 stock appreciation rights that are settled in cash upon exercise.

(4)     As RSUs and PSUs do not have an exercise price, such awards are not included in the weighted average exercise price calculation.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common stock as of March 31, 2026 by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•each of our named executive officers;
•each of our directors; and
•all of our current executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated, to our knowledge, the persons or entities identified in the table have sole voting power and sole investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.
We have based our calculation of the percentage of beneficial ownership on 145,935,525 shares of our common stock outstanding as of March 31, 2026. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2026 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of March 31, 2026, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address for each person or entity listed in the table is c/o Udemy, Inc., 600 Harrison Street, 3rd Floor, San Francisco, California 94107.

	Components of Beneficial Ownership
Name of Beneficial Owner	Common Stock Beneficially Owned	Rights to Acquire Within 60 Days	Total Number of Shares	Total Percentage
Greater than 5% Stockholders:
Entities affiliated with Insight Venture Partners(1)	38,032,260	—	38,032,260	26.0%
Caledonia (Private) Investments Pty Limited(2)	13,958,917	—	13,958,917	9.6%
Named Executive Officers and Directors:
Hugo Sarrazin	265,865	—	265,865	*
Sarah Blanchard	738,782	32,605	771,387	*
Rob Rosenthal	96,088	—	96,088	*
Ozzie Goldschmied	110,723	—	110,723	*
Sohaib Abbasi	11,160	53,215	64,375	*
Debra Chrapaty	14,711	—	14,711	*
Heather Hiles	42,667	100,000	142,667	*
Jeff Lieberman	147,477	—	147,477	*
Marylou Maco	16,307	—	16,307	*
Lydia Ventura Paterson	34,080	133,615	167,695	*
Natalie Rothman	66,181	—	66,181	*
Eren Bali(3)	—	—	—	*
Greg Brown(4)	27,673	—	27,673	*
All current executive officers and directors as a group (11 persons)	1,544,041	319,435	1,863,476	1.3%
*    Represents less than 1%.
(1)    Based solely on a Schedule 13G/A filed by Grace Software Cross Fund Holdings, LLC with the SEC on February 9, 2024 which reports (i) 984,909 shares held of record by Grace Software Cross Fund Holdings, LLC (“Grace”), (ii) 10,654,754 shares held of record by Insight Venture Partners (Cayman) VII, L.P. (“Insight Cayman”), (iii) 1,530,921 shares held of record by Insight Venture Partners (Delaware) VII, L.P. (“Insight Delaware”), (iv) 560,198 shares held of record by 47 Insight Venture Partners VII (Co-Investors), L.P. (“Insight Co-Investors”), (v) 24,203,192 shares held of record by Insight Venture Partners

VII, L.P. (“Insight Venture”) and (vi) 98,286 shares held of record by Insight Partners Public Equities Master Fund, L.P. (“IPPE Master Fund”). Insight Cayman, Insight Delaware, Insight Co-Investors and Insight Venture are referred to collectively as the “Fund VII Entities.” The general partner of each of the Fund VII Entities is Insight Venture Associates VII, L.P. (“IVA VII LP”), the general partner of which is Insight Venture Associates VII, Ltd. (“IVA VII Ltd.”). The manager of Grace is Insight Associates XI L.P. (“IA XI LP”), the general partner of which is Insight Associates XI, Ltd. (“IA XI Ltd.”). The general partner of IPPE Master Fund is Insight Partners Public Equities GP, LLC (“IPPE GP”), the sole member of which is Insight Venture Management, LLC (“IVM”). The sole shareholder of IVA VII Ltd, IA XI Ltd and IVM is Insight Holdings Group, LLC (“Holdings”). Each of Jeffrey L. Horing, Deven Parekh, Jeffrey Lieberman and Michael Triplett is a member of the board of managers of Holdings. Because Messrs. Horing, Parekh, Lieberman and Triplett are members of the board of managers of Holdings, and because Holdings is the sole shareholder of each of IVA VII Ltd, IA XI Ltd and IVM, IVA VII LP is the general partner of Fund VII, IA XI LP is the manager of Grace, IVM is the sole member of IPPE GP, and IPPE GP is the general partner of IPPE Master Fund, Messrs. Horing, Parekh, Lieberman and Triplett may be deemed to share voting and dispositive power over the shares noted above. Each of Messrs. Horing, Parekh, Lieberman and Triplett disclaims beneficial ownership of the shares held of record by each of Fund VII, Grace and IPPE Master Fund, except to the extent of his pecuniary interest therein, if any. The address for each of these entities and individuals is 1114 Avenue of the Americas, 36th Floor, New York, New York 10036.
(2)    Based solely on a Schedule 13G/A filed by Caledonia (Private) Investments Pty Limited with the SEC on November 14, 2025. The address for Caledonia (Private) Investments Pty Limited is Level 10, 131 Macquarie Street Sydney, NSW, 2000, Australia.
(4)    Mr. Bali ceased serving as our Chief Technology Officer in June 2025.
(5)    Mr. Brown ceased serving as our Chief Executive Officer in March 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Transactions with Related Persons
We have adopted a formal, written policy regarding related person transactions. This written policy regarding related person transactions provides that a related person transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we are a participant and in which a related person has, had or will have a direct or indirect material interest and in which the aggregate amount involved exceeds $120,000. For purposes of this policy, a related person means any of our executive officers and directors (including director nominees), in each case at any time since the beginning of our last fiscal year, or holders of more than 5% of any class of our voting securities and any member of the immediate family of, or person sharing the household with, any of the foregoing persons.
Our Audit Committee has the primary responsibility for reviewing and approving, ratifying, or disapproving related person transactions. In determining whether to approve, ratify or disapprove any such transaction, our Audit Committee will consider, among other factors, (1) whether the transaction is fair to us and on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (2) the extent of the related person’s interest in the transaction, (3) whether there are business reasons for us to enter into such transaction, (4) whether the transaction would impair the independence of any of our outside directors and (5) whether the transaction would present an improper conflict of interest for any of our directors or executive officers.
The policy grants standing pre-approval of certain transactions, including (1) certain compensation arrangements for our directors or executive officers, (2) transactions with another company at which a related person’s only relationship is as a non-executive employee, director, or beneficial owner of less than 10% of that company’s shares, provided that the aggregate amount involved does not exceed the greater of $200,000 or 5% of such company’s total annual revenues and the transaction is on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (3) charitable contributions by us to a charitable organization, foundation, or university at which a related person’s only relationship is as a non-executive employee or director, provided that the aggregate amount involved does not exceed the greater of $200,000 or 5% of such organization’s total annual receipts, (4) transactions where a related person’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and (5) any indemnification or advancement of expenses made pursuant to our organizational documents or any agreement. In addition to our policy, our Audit Committee charter provides that our Audit Committee shall review and approve or disapprove any related person transactions.
Investors’ Rights Agreement
We are party to an investors’ rights agreement, as amended, with certain holders of our capital stock, including entities affiliated with Insight Partners (“Insight”) and Eren Bali, our former Chief Technology Officer. The investors' rights agreement provides for certain registration rights covering shares of our common stock, which rights will expire on the fifth anniversary of our initial public offering.

Indemnification Agreement
We have entered into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated certificate of incorporation and bylaws. The indemnification agreements as well as our amended and restated certificate of incorporation and bylaws require us to indemnify our directors, executive officers, and certain controlling persons to the fullest extent permitted by Delaware law.
Transactions with Affiliates of Insight Ventures
Jeffrey Lieberman, a member of our Board, is Managing Director of Insight. Insight maintains investments in a portfolio of companies. We have contracted with some of these companies as vendors in the ordinary course of business and, in certain cases, these companies are Udemy Business customers. During 2025, we recorded $0.4 million in revenue for Udemy Business services provided to these companies, representing less than 1% of total revenue for such period. Additionally, we recorded aggregate operating expenses of $1.1 million with these companies during 2025, which represented less than 1% of total operating expenses for such period. Mr. Lieberman was not involved in the selection or ongoing relationship with Udemy. We believe that the interest of Mr. Lieberman in these transactions is de minimis.
Transactions with Inspire Brands
Natalie Rothman, a member of our Board, served as Chief People Officer of Inspire Brands until August 2025. During 2025, we recorded $0.1 million in revenue for Udemy Business services provided to Inspire Brands, representing less than 1% of total revenue for such period. Ms. Rothman was not involved in the selection or ongoing relationship with Udemy. We believe that the interest of Ms. Rothman in this transaction was de minimis.
Director Independence
We are required under Nasdaq listing rules to maintain a board comprised of a majority of independent directors as determined affirmatively by our Board. Under Nasdaq listing rules, a director will only qualify as an independent director if, in the opinion of that listed company’s Board, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, Nasdaq listing rules require that, subject to specified exceptions, each member of our Audit, Compensation, and Nominating and Corporate Governance Committees be independent.
Audit Committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Nasdaq listing rules applicable to Audit Committee members. Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and Nasdaq listing rules applicable to Compensation Committee members.
Our Board has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning their background, employment and affiliations, our Board has determined that each of Sohaib Abbasi, Debra Chrapaty, Heather Hiles, Jeffrey Lieberman, Marylou Maco, Lydia Paterson, and Natalie Rothman—representing seven of the eight directors serving as of the date of this report—do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of Nasdaq. Hugo Sarrazin is not considered an independent director because of his position as our President and Chief Executive Officer.
In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our Board deemed relevant in determining their independence, including the beneficial ownership of our stock by each non-employee director, and the transactions involving them described in this Item 13.
There are no family relationships among any of our directors, director nominees, or executive officers.

Item 14. Principal Accountant Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to us by Deloitte & Touche LLP (“Deloitte”) for our fiscal years ended December 31, 2025 and 2024 (in thousands):

Deloitte & Touche LLP	2025	2024
Audit fees(1)	$3,368	$3,250
Audit-related fees(2)	—	—
Tax fees(3)	178	204
All other fees(4)	6	6
Total fees	$3,552	$3,460
(1)    “Audit fees” consist of fees for professional services provided in connection with the audits of our annual consolidated financial statements, reviews of our quarterly condensed consolidated financial statements, and other statutory and regulatory filings or engagements.
(2)    “Audit-related fees” consist of fees that are reasonably related to the performance of audits or reviews that are not included under “Audit Fees.” Such services relate primarily to technical consultations on audit and reporting requirements not arising during the course of such audits or reviews.
(3)    “Tax fees” consist of fees for tax transfer pricing and representation services pursuant to certain advance pricing agreements.
(4)    “All other fees" consist of fees related to an accounting research tool subscription.
Auditor Independence
In 2025, there were no other professional services provided by Deloitte, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of Deloitte.
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all services performed by our independent registered public accounting firm to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by Deloitte for our fiscal years ended December 31, 2025 and 2024 were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are herein incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date

2.1§	Agreement and Plan of Merger, dated as of December 17, 2025, by and among the Registrant, Coursera, Inc., and Chess Merger Sub, Inc.	8-K	001-40956	2.1	December 18, 2025

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40956	3.1	November 2, 2021

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 16, 2025	8-K	001-40956	3.1	June 18, 2025

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40956	3.2	February 27, 2023

4.1	Fifth Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated November 13, 2020	S-1	333-260042	4.1	October 5, 2021

4.2	Form of Common Stock Certificate of the Registrant	S-1	333-260042	4.2	October 5, 2021

4.3	Description of Common Stock of the Registrant	10-K	001-40956	4.3	February 19, 2025

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-260042	10.1	October 5, 2021

10.2+	2010 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-260042	10.2	October 5, 2021

10.3+	2021 Equity Incentive Plan, as amended and restated	10-Q	001-40956	10.1	May 3, 2023

10.4+	Form of Performance-Based Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan	10-Q	001-40956	10.2	May 3, 2023

10.5+	2021 Employee Stock Purchase Plan, as amended and restated, and forms of agreements thereunder	10-Q	001-40956	10.2	July 31, 2025

10.6+	Employee Incentive Compensation Plan	S-1	333-260042	10.5	October 5, 2021

10.7+	Outside Director Compensation Policy	10-Q	001-40956	10.1	October 31, 2024

10.8+	Employment Letter by and between the Registrant and Hugo Sarrazin	8-K	001-40956	10.1	March 12, 2025

10.9+	Confirmatory Employment Letter by and between the Registrant and Sarah Blanchard	S-1	001-40956	10.8	October 5, 2021

10.10+	Confirmatory Employment Letter by and between the Registrant and Rob Rosenthal	10-Q	001-40956	10.1	November 2, 2023

10.11+	Employment Agreement by and between Udemy Canada ULC and Ozzie Goldschmied	10-Q	001-40956	10.4	October 29, 2025

10.12+	Consulting Agreement by and between the Registrant and Ozzie Goldschmied	8-K	001-40956	10.2	June 11, 2025

10.13+	Employment Offer Letter by and between the Registrant and Eren Bali	8-K	001-40956	10.1	June 11, 2025

10.14+	Form of Change in Control and Severance Agreement by and between the Registrant and its executive officers	10-K	001-40956	10.14	February 19, 2025

10.15+	Change in Control and Severance Agreement, dated March 11, 2025, by and between the Registrant and Hugo Sarrazin	8-K	001-40956	10.2	March 12, 2025

10.16+	Amended and Restated Change in Control and Severance Agreement, dated November 17, 2025, by and between the Registrant and Sarah Blanchard	10-K	001-40956	10.16	February 19, 2026

10.17+	Confirmatory Employment Letter by and between the Registrant and Greg Brown	8-K	001-40956	10.2	January 9, 2023

10.18+	Transition Agreement, dated March 11, 2025, by and between the Registrant and Greg Brown	8-K	001-40956	10.3	March 12, 2025

10.19	Credit Agreement, dated as of May 30, 2025, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, the lenders party thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-40956	10.1	June 3, 2025

10.20§	Voting Agreement, dated as of December 17, 2025, by and among the Registrant and the Coursera Significant Stockholders	8-K	001-40956	10.1	December 18, 2025

10.21+	Acceleration Agreement by and between Hugo Sarrazin and Udemy, Inc., dated as of December 18, 2025	8-K	001-40956	10.1	December 22, 2025

10.22+	Acceleration Agreement by and between Ozzie Goldschmied and Udemy, Inc., dated as of December 18, 2025	10-K	001-40956	10.22	February 19, 2026

19.1	Insider Trading Policy of the Registrant	10-K	001-40956	19.1	February 19, 2026

21.1	List of subsidiaries	10-K	001-40956	21.1	February 19, 2026

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm	10-K	001-40956	23.1	February 19, 2026

24.1	Powers of Attorney (contained on signature page of the Original Report)	10-K	001-40956	24.1	February 19, 2026

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40956	31.1	February 19, 2026

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40956	31.2	February 19, 2026

31.3*
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40956	32.1	February 19, 2026

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40956	32.2	February 19, 2026

97.1	Amended and Restated Clawback Policy	10-K	001-40956	97.1	February 26, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Udemy, Inc.

Date: April 10, 2026	By:	/s/ Hugo Sarrazin
Hugo Sarrazin
President and Chief Executive Officer

Date: April 10, 2026	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer