Form 10-Q
period 2026-03-31
Udemy, Inc.
filed 2026-05-11
CIK 1607939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 4, 2026, 146,281,495 shares of the registrant’s common stock were outstanding.

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
•Litigation relating to the pending Merger, if any, could result in an injunction preventing the completion of the Merger and/or substantial costs.
•As a result of the pending Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company following the Merger, and as a result, key employees may depart.
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
Investors and others should note that we may announce material information to the public through filings with the Securities and Exchange Commission (“SEC”), our website (udemy.com), press releases, public conference calls, public webcasts, and social media, including our corporate and our Chief Executive Officer’s social media accounts on LinkedIn and X. We encourage our investors and others to review the information disclosed through such channels as such information could be deemed to be material information. Please note that this list may be updated from time to time.
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

PART I.
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Udemy, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$252,563	$231,485
Restricted cash, current	101	201
Marketable securities	105,256	127,259
Accounts receivable, net	97,139	95,891
Prepaid expenses and other current assets	30,527	25,469
Deferred contract costs, current	48,046	43,908
Total current assets	533,632	524,213
Property and equipment, net	6,395	6,694
Capitalized software, net	28,773	28,964
Operating lease right-of-use assets	8,697	9,040
Restricted cash, non-current	904	183
Deferred contract costs, non-current	27,089	28,010
Intangible assets, net	2,031	2,448
Goodwill	12,646	12,646
Strategic investments	8,500	—
Other assets	5,920	5,500
Total assets	$634,587	$617,698
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,887	$8,198
Accrued expenses and other current liabilities	49,344	32,126
Content costs payable	28,214	33,175
Accrued compensation and benefits	20,982	27,958
Operating lease liabilities, current	4,870	4,541
Deferred revenue, current	299,857	294,071
Total current liabilities	416,154	400,069
Operating lease liabilities, non-current	4,851	5,686
Deferred revenue, non-current	1,136	1,248
Other liabilities, non-current	268	234
Total liabilities	422,409	407,237
Note 8 – Commitments and contingencies
Stockholders' equity:
Common stock, $0.00001 par value - 950,000,000 shares authorized; 145,937,121 and 145,050,642 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.	1	1
Additional paid-in capital	1,025,943	1,011,477
Accumulated other comprehensive income	27	162
Accumulated deficit	(813,793)	(801,179)
Total stockholders’ equity	212,178	210,461
Total liabilities and stockholders' equity	$634,587	$617,698
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$191,407	$200,300
Cost of revenue	62,140	70,857
Gross profit	129,267	129,443
Operating expenses
Sales and marketing	89,606	82,500
Research and development	26,793	24,958
General and administrative	25,394	25,008
Restructuring charges	—	1,469
Total operating expenses	141,793	133,935
Loss from operations	(12,526)	(4,492)
Other income, net
Interest income	2,827	3,575
Interest expense	(240)	(15)
Other income (expense), net	(622)	98
Total other income, net	1,965	3,658
Net loss before taxes	(10,561)	(834)
Income tax provision	2,053	937
Net loss	$(12,614)	$(1,771)

Net loss per share
Basic and diluted	$(0.09)	$(0.01)
Weighted-average shares used in computing net loss per share
Basic and diluted	145,236,191	148,027,183
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(12,614)	$(1,771)
Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	98	23
Change in unrealized gain (loss) on marketable securities, net of tax	(233)	(27)
Total other comprehensive loss	(135)	(4)
Comprehensive loss	$(12,749)	$(1,775)
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2025	145,050,642	$1	$1,011,477	$162	$(801,179)	$210,461
Stock-based compensation	—	—	17,269	—	—	17,269
Exercise of stock options	3,750	—	—	—	—	—
Vesting of restricted stock units	1,453,518	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(570,789)	—	(2,803)	—	—	(2,803)
Other comprehensive loss	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(12,614)	(12,614)
Balance—March 31, 2026	145,937,121	$1	$1,025,943	$27	$(813,793)	$212,178

Balance—December 31, 2024	147,484,280	$1	$1,002,390	$(11)	$(804,986)	$197,394
Stock-based compensation	—	—	19,661	—	—	19,661
Exercise of stock options	148,557	—	36	—	—	36
Vesting of restricted stock units	1,554,329	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(702,060)	—	(5,957)	—	—	(5,957)
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(1,771)	(1,771)
Balance—March 31, 2025	148,485,106	$1	$1,016,130	$(15)	$(806,757)	$209,359
See accompanying notes to condensed consolidated financial statements.

Udemy, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,614)	$(1,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,364	6,205
Amortization of deferred contract costs	17,375	15,620
Stock-based compensation	16,368	17,967
Allowance for credit losses	475	2,101
Net (accretion) amortization of marketable securities	83	(1,287)
Non-cash operating lease expense	1,138	915
Unrealized gain on strategic investments	(500)	—
Other	552	350
Changes in operating assets and liabilities:
Accounts receivable	(1,702)	(25,057)
Prepaid expenses and other assets	(5,094)	(4,106)
Deferred contract costs	(20,592)	(19,495)
Accounts payable, accrued expenses and other liabilities	14,197	(9,975)
Content costs payable	(4,961)	(3,121)
Operating lease liabilities	(1,305)	(949)
Deferred revenue	5,656	34,813
Net cash provided by operating activities	15,440	12,210
Cash flows from investing activities:
Purchases of marketable securities	(21,863)	(78,644)
Proceeds from maturities of marketable securities	43,550	76,350
Purchases of property and equipment	(548)	(2,381)
Capitalized software costs	(4,058)	(2,739)
Purchases of strategic investments	(8,000)	—
Net cash provided by (used in) investing activities	9,081	(7,414)
Cash flows from financing activities:
Net proceeds from exercise of stock options	—	41
Taxes paid related to net share settlement of equity awards	(2,802)	(5,948)
Repurchases of common stock and excise taxes paid	(117)	—
Net cash used in financing activities	(2,919)	(5,907)

Effect of foreign exchange rates on cash flows	97	36

Net increase (decrease) in cash, cash equivalents and restricted cash	21,699	(1,075)
Cash, cash equivalents and restricted cash—Beginning of period	231,869	191,807
Cash, cash equivalents and restricted cash—End of period	$253,568	$190,732

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$252,563	$189,617
Restricted cash, current	101	—
Restricted cash, non-current	904	1,115
Total cash, cash equivalents and restricted cash	$253,568	$190,732

Supplemental disclosures of cash flow information:
Income taxes paid	$1,936	$813

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation in capitalized costs	$905	$1,657
Net change in unrealized gain (loss) on marketable securities	$(233)	$(27)
Increase (decrease) in purchases of property and equipment included in liabilities	$(76)	$584
Operating lease right-of-use assets exchanged for operating lease liabilities	$795	$—
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
Proposed merger with Coursera
On December 17, 2025, the Company entered into an Agreement and Plan of Merger (as it may be amended, modified, supplemented or waived from time to time, the “Merger Agreement”) with Coursera, under which Coursera will combine with Udemy in an all-stock transaction (the “Merger”). Under the terms of the Merger Agreement, Udemy stockholders will receive 0.800 shares of common stock, par value $0.00001 per share, of Coursera (“Coursera Common Stock”) for each share of our common stock. Upon the closing of the Merger, existing Coursera stockholders are expected to own approximately 59% and existing Udemy stockholders are expected to own approximately 41% of the combined company, on a fully diluted basis.
The completion of the Merger is subject to the satisfaction of certain customary conditions set forth in the Merger Agreement, including, but not limited to: (i) adoption of the Merger Agreement by the Company’s stockholders (on April 9, 2026, the Company’s stockholders approved the adoption of the Merger Agreement), (ii) approval of the issuance of the shares of Coursera Common Stock and an amendment of Coursera’s amended and restated certificate of incorporation to increase the number of authorized shares of Coursera Common Stock thereunder by Coursera’s stockholders (on April 9, 2026, Coursera’s stockholders approved such issuance and such amendment); (iii) authorization for listing of the shares of Coursera Common Stock to be issued in the Merger on NYSE, subject to official notice of issuance; (iv) the expiration or termination of any waiting period applicable to the Merger under the HSR Act (on February 9, 2026, the Federal Trade Commission granted early termination of the waiting period under the HSR Act), and the receipt of certain other required regulatory approvals; and (v) effectiveness of the registration statement on Form S-4 for the Coursera Common Stock to be issued in the Merger (on March 10, 2026, such Form S-4 became effective). In addition, the Company’s obligation to complete the Merger is also subject to the receipt by the Company of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, filed as Exhibit 2.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 19, 2026.
During the three months ended March 31, 2026, the Company recognized $2.3 million worth of acquisition-related expenses associated with the proposed merger in general and administrative expense in the accompanying condensed consolidated statements of operations. Aside from these amounts, the Merger did not impact the Company’s condensed consolidated financial statements.

2. Summary of significant accounting policies
Basis of consolidation and presentation— The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation, and all other normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the periods presented have been made. The Company does not consolidate certain variable interest entities related to its strategic investments because it does not control and is not considered the primary beneficiary of these entities.
Segment information— On March 12, 2025, Hugo Sarrazin became the Company’s new Chief Executive Officer and chief operating decision maker (“CODM”). The Company defines its segments as those operations the CODM regularly reviews to allocate resources and assess performance. For the three months ended March 31, 2026 and 2025, the Company had two operating and reportable segments: Enterprise and Consumer. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 13 – Segment and geographic information.
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
Summary of significant accounting policies— There have been no significant changes to the policies as disclosed in Note 2 – Summary of significant accounting policies of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 19, 2026 (the “Annual Report”), other than those discussed below.
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
The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition and maintains an allowance based upon expected credit losses of outstanding receivables. The Company had no customers who accounted for more than 10% of total accounts receivable as of March 31, 2026 and December 31, 2025. The Company had one customer, Benesse Corporation (“Benesse”), a reseller partner for the Enterprise segment, who accounted for more than 10% of total revenue during the three months ended March 31, 2026. No customers accounted for more than 10% of total revenue during the three months ended March 31, 2025.
Net loss per share— Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share, because potentially dilutive common shares are anti-dilutive.
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

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/Written-off, Net of Recoveries	Balance at End of Period
Allowance for credit losses (in thousands)
Three Months Ended March 31, 2026	$2,174	$475	$(426)	$2,223
Three Months Ended March 31, 2025	$1,096	$2,101	$(477)	$2,720
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-Profit Entities,” which amends ASC 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Company adopted ASU 2025-05, effective January 1, 2026, using the prospective transition approach, which did not have a material impact on the condensed consolidated financial statements.
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

3. Revenue recognition
Disaggregation of Revenue—The following table presents revenue disaggregated by product offering for each segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Enterprise:
Subscription	$132,123	$127,002
Other	766	746
Enterprise revenue	$132,889	$127,748
Consumer:
Subscription	$14,402	$9,281
Transactional and other	44,116	63,271
Consumer revenue	$58,518	$72,552
Total revenue	$191,407	$200,300
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
Deferred revenue— Revenue recognized for the three months ended March 31, 2026, from amounts included in deferred revenue as of December 31, 2025 was $145.4 million. Revenue recognized for the three months ended March 31, 2025, from amounts included in deferred revenue as of December 31, 2024 was $150.9 million.
The below table presents a summary of deferred revenue balances by reportable segment (in thousands):

	March 31,	December 31,	December 31,
	2026	2025	2024
Deferred revenue:
Enterprise	$250,769	$243,771	$233,466
Consumer	50,224	51,548	60,078
Total deferred revenue	$300,993	$295,319	$293,544

Remaining performance obligations— Remaining performance obligations represent the aggregate amount of the transaction price in contracts for performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations primarily relate to deferred revenue and unbilled revenue related to multi-year Enterprise subscription contracts with future installment billings, as well as unearned revenue from consumer single course purchases and subscriptions at the end of any given period. As of March 31, 2026, the aggregate transaction price for remaining performance obligations was $579.7 million, of which 72% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred contract costs— The following table represents a roll forward of the Company’s deferred contract costs (in thousands):

	Balance at Beginning of Period	Additions	Amortization Expense	Balance at End of Period
Three Months Ended March 31, 2026	$71,918	$20,592	$(17,375)	$75,135
Three Months Ended March 31, 2025	$73,053	$19,495	$(15,620)	$76,928

4. Investments and fair value measurements

The following tables present the Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

As of March 31, 2026	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$142,402	$—	$—
Time deposits	5,745	—	—
Marketable securities:
U.S. government securities	—	105,256	—
Strategic investments:
Convertible note investment	—	—	8,500
Total assets	$148,147	$105,256	$8,500

As of December 31, 2025	Level 1	Level 2	Level 3
Assets
Cash equivalents(1):
Money market funds	$123,314	$—	$—
Time deposits	4,005	—	—
Marketable securities:
U.S. government securities	—	127,259	—
Total assets	$127,319	$127,259	$—
1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, in addition to $104.4 million and $104.2 million of cash as of March 31, 2026 and December 31, 2025, respectively.

The Company did not have a material amount of liabilities measured at fair value on a recurring basis as of March 31, 2026 or December 31, 2025.
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
A summary of the changes in the fair value of Level 3 financial instruments, of which unrealized gain on strategic investments is recognized in the condensed consolidated statements of operations, is as follows (in thousands):

Strategic Investments
Balance— December 31, 2025	$—
Purchases of strategic investments	8,000
Unrealized gain on strategic investments	500
Balance— March 31, 2026	$8,500
There were no material changes in the fair value of other Level 3 financial instruments during the three months ended March 31, 2025.
Strategic investments— On January 9, 2026, the Company invested $8.0 million in a convertible note (“Note Investment”) with a private company (the “Note Issuer”). The Note Investment accrues interest at 7.0% per annum, payable at maturity of the note or upon conversion, and matures on December 31, 2028, unless earlier converted into shares of the Note Issuer’s preferred stock in accordance with the terms of the Note Investment. The Company elected to measure the Note Investment using the fair value option and records changes in fair value, including accrued interest, in other income (expense), net on the condensed consolidated statements of operations. The Note Investment is included in strategic investments on the condensed consolidated balance sheets. The Company determined the fair value of the Note Investment by considering the terms of the convertible note as well as other key assumptions including the estimated time until conversion, volatility data, financial forecasts, and the value of underlying equity into which the note could be converted.
The Company evaluates its 2021 investment in equity securities of a privately held company without a readily determinable fair value (“2021 Equity Investment”), to which the measurement alternative is applied, for impairment at each reporting period. This evaluation considers several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment.
The cost basis of the Company’s 2021 Equity Investment is $15.0 million. The Company previously recorded impairment charges of $10.3 million during the second quarter of 2024, $1.8 million during the second quarter of 2023 and $2.9 million during the third quarter of 2022. There have been no observable price changes in orderly transactions for identical or similar investments of the same issuer during the periods presented. As such, the Company’s carrying amount of the 2021 Equity Investment was zero as of March 31, 2026 and December 31, 2025.

5. Consolidated balance sheet components

Cash, cash equivalents, and marketable securities— The amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

As of March 31, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$104,416	$—	$—	$104,416
Money market funds	142,402	—	—	142,402
Time deposits	5,745	—	—	5,745
Total cash and cash equivalents	252,563	—	—	252,563
Marketable securities:
U.S. government securities	105,352	13	(109)	105,256
Total cash, cash equivalents, and marketable securities	$357,915	$13	$(109)	$357,819

As of December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$104,166	$—	$—	$104,166
Money market funds	123,314	—	—	123,314
Time deposits	4,005	—	—	4,005
Total cash and cash equivalents	231,485	—	—	231,485
Marketable securities:
U.S. government securities	127,122	137	—	127,259
Total cash, cash equivalents, and marketable securities	$358,607	$137	$—	$358,744

Cash equivalents and marketable securities in an unrealized loss position consisted of the following (in thousands):

	March 31, 2026		December 31, 2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses(1)
Marketable securities:
U.S. government securities	$59,137	$109	$108	$—
Total securities in an unrealized loss position	$59,137	$109	$108	$—
(1) Gross unrealized losses as of December 31, 2025 were less than one thousand dollars and rounded to zero.
Realized gains and losses reclassified from accumulated other comprehensive loss to other expense, net were zero for the three months ended March 31, 2026 and 2025.
No securities had been in a continuous unrealized loss position for twelve months or longer as of March 31, 2026 or December 31, 2025. The Company does not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that the Company will hold these securities until maturity or recovery of the cost basis. As of March 31, 2026 and December 31, 2025, the Company did not have an allowance for credit losses related to its available-for-sale debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.
Contractual maturities of investments classified as marketable securities are as follows (in thousands):

March 31,
2026
Due within one year	$86,611
Due in one to two years	18,645
Total	$105,256

Property and equipment, net— Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Leasehold improvements	$22,887	$22,828
Computers and equipment	9,782	9,530
Furniture and fixtures	6,036	6,013
Purchased software	383	383
Construction in progress	—	5
Total property and equipment	39,088	38,759
Less accumulated depreciation and amortization	(32,693)	(32,065)
Property and equipment, net	$6,395	$6,694
Depreciation expense was $0.8 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
Capitalized software, net— Capitalized software, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Internal use software	$128,070	$123,089
Content assets	253	253
Total capitalized software	128,323	123,342
Less accumulated amortization	(99,550)	(94,378)
Capitalized software, net	$28,773	$28,964
Amortization expense of capitalized software was $5.1 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, expected amortization expense for capitalized software over the remaining asset lives was as follows (in thousands):

Remainder of 2026	$12,565
2027	10,962
2028	4,968
2029	278
Total expected amortization	$28,773

Intangible assets, net and goodwill— As of March 31, 2026, intangible assets, net were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(4,219)	$1,281
Assembled workforce	2 years	1,500	(750)	750
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$16,600	$(14,569)	$2,031

As of December 31, 2025, intangible assets, net were as follows (in thousands):

	Estimated Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6 years	$5,500	$(3,989)	$1,511
Assembled workforce	2 years	1,500	(563)	937
Vendor relationships	3 years	4,500	(4,500)	—
Developed technology	3 years	4,200	(4,200)	—
Tradename	2 years	900	(900)	—
Total		$16,600	$(14,152)	$2,448

Amortization expense of intangible assets was $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

The expected future amortization expense for intangible assets as of March 31, 2026 was as follows (in thousands):

Remainder of 2026	$1,250
2027	781
Total expected amortization	$2,031

Goodwill in the amount of $12.6 million was established as part of the acquisition of CUX, Inc. (d/b/a CorpU) on August 24, 2021, and allocated to the Enterprise segment. This amount represents the excess of the purchase price over the fair value of net assets acquired. There have been no adjustments to the carrying amount of goodwill as of March 31, 2026.
The Company tests for impairment at least annually, or whenever events or changes in circumstances occur that could impact the recoverability of these assets. No such triggering events were identified during the three month periods ended March 31, 2026 and 2025.

Accrued expenses and other current liabilities— Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued expenses	$33,814	$17,314
Indirect tax reserves	6,219	4,279
Indirect tax payables	6,487	7,806
Other current liabilities	2,824	2,727
Accrued expenses and other current liabilities	$49,344	$32,126

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
The Revolving Credit Facility contains customary affirmative and negative covenants, including negative covenants imposing limitations on, among others, incurring additional indebtedness, granting liens, making certain restricted payments (including stock repurchases or the payment of cash dividends), making investments and entering into certain transactions with affiliates. The Company is also subject to financial covenants to maintain a minimum consolidated interest coverage ratio of 3.0 to 1.0 and a maximum consolidated net leverage ratio of 3.5 to 1.0, in each case calculated in accordance with the terms of the Revolving Credit Facility. Noncompliance with these covenants, or the occurrence of certain other events specified in the Revolving Credit Facility, could result in an event of default under the Revolving Credit Facility. Upon the occurrence and during the continuance of an event of default, any outstanding principal, interest, and fees could become immediately due and payable. As of March 31, 2026, the Company was in compliance with all covenants under the Revolving Credit Facility.
As of March 31, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility.
The Company incurred $1.4 million worth of debt issuance costs in connection with the Revolving Credit Facility. The Company recorded interest expense of $0.2 million during the three months ended March 31, 2026, of which $0.1 million was related to the amortization of capitalized debt issuance costs.

7. Leases
The Company applies the guidance under Topic 842 for leases of real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2029.
The Company recognized the following amounts related to operating leases in its condensed consolidated statements of operations and cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$1,356	$1,098
Variable lease costs	261	299
Short-term lease costs	126	255
Cash paid for amounts included in the measurement of operating lease liabilities	1,462	1,225

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of March 31, 2026, were as follows (in thousands):

Remainder of 2026	$3,697
2027	3,559
2028	2,298
2029	1,166
Gross lease payments	10,720
Less imputed interest	(999)
Present value of operating lease liabilities	$9,721

8. Commitments and contingencies
Noncancellable purchase commitments— The Company has noncancellable contractual commitments with its cloud infrastructure provider, paid advertising and sponsorship vendors, and software subscriptions to support operations in the ordinary course of business. As of March 31, 2026, the Company had $22.2 million of future minimum payments under noncancellable purchase commitments with remaining terms in excess of one year, which are expected to be paid through 2028.
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
Litigation— From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least annually and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The outcome of such litigation is not expected to have a material effect on the financial position, results of operation and cash flows of the Company. The Company has recorded an immaterial amount related to all outstanding litigation matters in the accrued expenses and other current liabilities caption of the accompanying condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025.

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
The Company had an effective tax rate of (19.44)% and (112.35)% for the three months ended March 31, 2026 and 2025, respectively. The difference between the 21% statutory federal tax rate and the effective tax rate was primarily a result of income earned in jurisdictions with higher statutory tax rates, foreign withholding taxes, and tax credits offset by change in valuation allowance.

As of March 31, 2026 and December 31, 2025, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.
The Company is subject to taxation in the U.S. and various foreign jurisdictions. Due to NOL carryforwards and tax credit carryforwards, the statutes of limitations remain open for tax years from inception of the Company through 2025. There are currently no income tax audits underway by U.S. federal or state tax authorities. In October 2023, the Company’s subsidiary, Udemy India LLP received a tax assessment from the India Income Tax Department, for the fiscal year ended March 31, 2022 and 2021. The assessment challenged the transfer pricing methodology used by Udemy India LLP. The Company believes the proposed adjustment is without merit and will vigorously defend its position; however, it could take a number of years to reach resolution of this matter.
10. Related party transactions
Through 2025, Naspers Ltd. (“Naspers”), through an investment entity controlled by Prosus N.V. (“Prosus”), beneficially owned more than 5% of the Company’s outstanding capital stock. During the year ended December 31, 2024, a current member of the Company’s board of directors was employed by Prosus as an operating partner and by OLX Group B.V., a Prosus operating subsidiary, as Chief Executive Officer; these affiliations ceased as of December 31, 2024. Naspers and certain entities directly and indirectly controlled by Naspers are customers of the Company’s Enterprise subscription offering. Amounts presented below for Naspers and affiliates are related to contracts that were entered into when Naspers was still considered a related party of the Company.
Insight Partners (“Insight”), where a member of the Company’s board of directors is a Managing Director, has certain affiliates who are customers of the Company’s Enterprise subscription offering. Insight Partners is also affiliated with certain vendors that the Company has contracted to provide technology and software solutions.
Certain members of the Company’s board of directors also served as executive officers for customers of the Company’s Enterprise subscription offering.
The following tables summarize the Company’s related party transactions (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue recognized from services provided to customers
Naspers and affiliates	$0.4	$0.4
Insight and affiliates	0.1	0.1
Companies affiliated with Board members	—	—

Expense recognized from services provided by vendors
Insight and affiliates	0.2	0.2

	March 31,	December 31,
	2026	2025
Amounts in accounts receivable
Naspers and affiliates	$0.2	$—
Insight and affiliates	—	0.1
Companies affiliated with Board members	0.1	0.1

Amounts in accounts payable and accrued expenses and other current liabilities
Insight and affiliates	0.3	—

11. Stockholders' equity
Preferred stock— Under its amended and restated certificate of incorporation, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, as designated from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were zero shares of preferred stock issued and outstanding.
Common stock— Common stockholders are entitled to one vote per share. Shares of common stock reserved for future issuance consisted of the following:

	March 31,	December 31,
	2026	2025
2010 Equity Incentive Plan:
Stock options outstanding	926,557	940,908
2021 Equity Incentive Plan:
RSUs outstanding and PSUs(1)	21,747,985	15,485,131
Shares available for future issuance under:
2021 Equity Incentive Plan	14,060,735	13,943,187
2021 Employee Stock Purchase Plan	5,670,306	4,219,800
Total shares of common stock reserved	42,405,583	34,589,026
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
On January 1, 2026, the shares available for future grants under the 2021 Plan automatically increased by 7,252,532 pursuant to the above evergreen provision of the 2021 Plan.
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
During the third quarter of 2025, the Company granted 553,125 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. One third of the eligible PSUs vest upon certification of the corporate performance metrics by the board of directors’ compensation committee in the third quarter of 2026, and the remaining two thirds will vest equally over the following 6 quarters, subject to continual service by the grantee. Achievement has been considered probable since the grant date, and, as of March 31, 2026, the Company estimated a payout rate of 75% of target based on forecasted achievement.
During the first quarter of 2025, the Company granted 372,044 PSUs at target to certain executives, with payout achievement ranging from 0% to 150% of target. In February 2026, the Board of Directors’ compensation committee certified actual achievement against target of 66%. As a result, 198,897 shares were awarded to the grantees, of which one third vested in the quarter of certification, while the remaining two thirds will vest equally over the following 8 quarters, subject to continual service by the grantee. The difference in number of shares granted at target and the shares certified by the Board based on actual achievement were canceled and returned to the pool of available for future issuance under the 2021 Plan.
A summary of RSU and PSU activity under the 2021 Plan is as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value	PSUs Outstanding (1)	Weighted Average Grant Date Fair Value
Balance - December 31, 2025	14,159,159	$8.06	911,001	$7.55
Granted	8,735,886	5.01	—	—
Released	(1,374,581)	9.41	(78,937)	8.46
Canceled	(765,598)	8.16	(103,037)	8.24
Balance - March 31, 2026	20,754,866	$6.68	729,027	$7.35
Unvested - March 31, 2026	20,656,876	$6.68	729,027	$7.35
Awards vested, not yet released - March 31, 2026	97,990	$8.06	—	$—
(1) Canceled PSU shares reflect the difference in the number of shares granted at target and the shares certified by the Board based on actual achievement.
As of March 31, 2026, total unrecognized stock-based compensation expense related to unvested RSUs was $126.8 million, which will be recognized over a weighted average period of 2.3 years.
As of March 31, 2026, total unrecognized stock-based compensation expense related to unvested PSUs was $2.2 million, which will be recognized over a weighted average period of 1.0 year.
Stock options— The Company may grant stock options at exercise prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each award, which is generally even over four years.
The following is a summary of activity for stock options having only service-based vesting conditions under the Equity Incentive Plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance - December 31, 2025	890,908	$5.84	3.61	$1,174
Granted	—	—
Exercised	(3,750)	3.12
Canceled	(10,601)	8.29
Balance - March 31, 2026	876,557	$5.82	3.27	$644
Vested & exercisable as of March 31, 2026	876,557	$5.82	3.27	$644
As of March 31, 2026, there was no unrecognized stock-based compensation for stock options with service-based vesting conditions, as all such awards were fully vested.
Performance-based stock options— There have been no substantive changes to the 50,000 vested and exercisable performance-based stock options that were outstanding as of March 31, 2026, compared to the information described as of December 31, 2025, in Note 11— Stockholders’ equity, included in Part II, Item 8 of the Company’s Annual Report.
Employee stock purchase plan— The 2021 Employee Stock Purchase Plan (the “ESPP”) became effective on October 29, 2021. The Company initially reserved 2,800,000 shares of the Company's common stock under the ESPP. Shares reserved for issuance shall increase on the first day of the fiscal year, beginning in fiscal 2023, in an amount equal to the least of 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, three times the initial number of shares reserved under the ESPP, or a lesser amount determined by the Company’s board of directors or compensation committee. On January 1, 2026, the shares available for future grants under the ESPP automatically increased by 1,450,506 pursuant to the above evergreen provision of the 2021 ESPP.
As of March 31, 2026, total unrecognized compensation cost for the ESPP was $3.1 million, which will be recognized over a weighted average period of 1.6 years.
Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,661	$1,572
Sales and marketing	4,794	5,407
Research and development	4,864	4,708
General and administrative	5,049	6,280
Total stock-based compensation expense	$16,368	$17,967

The Company capitalized $0.9 million and $1.6 million of stock-based compensation expense as capitalized software during the three months ended March 31, 2026 and 2025, respectively.

12. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(12,614)	$(1,771)
Denominator:
Weighted-average shares used in computing net loss per share
Basic and diluted	145,236,191	148,027,183
Net loss per share:
Basic and diluted	$(0.09)	$(0.01)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
RSUs, PSUs, and restricted stock	21,252,436	15,066,580
Stock options	926,557	1,178,205
Contingently issuable shares under ESPP	415,193	307,250
Total potentially dilutive securities	22,594,186	16,552,035

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
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended March 31, 2026
	Enterprise	Consumer	Total
Revenue	$132,889	$58,518	$191,407
Content costs	(18,004)	(16,603)	(34,607)
Customer support	(11,501)	(1,828)	(13,329)
Other segment items (1)	(1,927)	(5,320)	(7,247)
Segment adjusted gross profit	$101,457	$34,767	$136,224

	Three Months Ended March 31, 2025
	Enterprise	Consumer	Total
Revenue	$127,748	$72,552	$200,300
Content costs	(20,371)	(24,806)	(45,177)
Customer support	(9,885)	(1,676)	(11,561)
Other segment items (1)	(1,508)	(5,669)	(7,177)
Segment adjusted gross profit	$95,984	$40,401	$136,385
(1) Other segment items for each segment across all periods presented consisted of payment and mobile processing fees and costs associated with hosting digital content.

The following table provides a reconciliation from segment adjusted gross profit to net income (loss) before taxes (in thousands):

	Three Months Ended March 31,
	2026	2025
Segment adjusted gross profit	$136,224	$136,385
Other costs of revenue (1)	(6,957)	(6,942)
Sales and marketing	(89,606)	(82,500)
Research and development	(26,793)	(24,958)
General and administrative	(25,394)	(25,008)
Restructuring charges	—	(1,469)
Total other income, net	1,965	3,658
Net loss before taxes	$(10,561)	$(834)
(1) Consists of amortization of capitalized software, depreciation, stock-based compensation, and amortization of intangible assets that are included in cost of revenue but excluded from segment adjusted gross profit.

Geographic information
Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers (in thousands):

	Three Months Ended March 31,
	2026	2025
North America	$74,870	$78,478
Europe, Middle East, Africa	55,654	60,261
Asia Pacific	48,421	47,894
Latin America	12,462	13,667
Total revenue	$191,407	$200,300
The following table presents the percentage of revenue recognized in countries that individually accounted for at least 10% of total revenue for the periods presented:

	Three Months Ended March 31,
	2026	2025
United States	36%	36%
Japan	14%	12%
Long-lived assets: The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating lease ROU assets, by geographic region (in thousands):

	March 31,	December 31,
	2026	2025
United States	$9,928	$9,758
Rest of world	5,164	5,976
Total long-lived assets	$15,092	$15,734

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
As a result, the Company recognized total restructuring charges of $18.3 million from the third quarter of 2024 through the second quarter of 2025. The majority of the charges recognized were personnel-related costs, consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits. Restructuring charges are presented as separate operating expenses within the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2025, the Company recognized $1.5 million in restructuring charges and made $5.3 million in cash payments and other settlements. The 2024 Restructuring was completed during the third quarter of 2025. Therefore, there were no restructuring liabilities recorded in accrued compensation and benefits in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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
Udemy’s consumer marketplace has attracted over 85 million learners in over 180 countries who are looking to develop the skills they need to attain in-demand jobs and advance their career. Our expansive ecosystem comprises over 90,000 instructors who have developed and published over 300,000 courses across 75 languages, spanning critical skill domains including technology, business, leadership, and personal development. Based on ratings and reviews from enrolled learners on our marketplace, we curate our highest-quality content for Udemy’s enterprise software-as-a-service (SaaS) platform, Udemy Business (“UB”), which enables companies around the world to offer effective on-demand skills development solutions for employees, immersive laboratory-style learning for technology teams, and cohort-based learning focused on leadership development.
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

The completion of the Merger is subject to the satisfaction of certain customary conditions set forth in the Merger Agreement, including, but not limited to: (i) adoption of the Merger Agreement by Udemy’s stockholders (on April 9, 2026, Udemy’s stockholders approved the adoption of the Merger Agreement), (ii) approval of the issuance of the shares of Coursera Common Stock and an amendment of Coursera’s amended and restated certificate of incorporation to increase the number of authorized shares of Coursera Common Stock thereunder by Coursera’s stockholders (on April 9, 2026, Coursera’s stockholders approved such issuance and such amendment); (iii) authorization for listing of the shares of Coursera Common Stock to be issued in the Merger on NYSE, subject to official notice of issuance; (iv) the expiration or termination of any waiting period applicable to the Merger under the HSR Act (on February 9, 2026, the Federal Trade Commission granted early termination of the waiting period under the HSR Act), and the receipt of certain other required regulatory approvals; and (v) effectiveness of the registration statement on Form S-4 for the Coursera Common Stock to be issued in the Merger (on March 10, 2026, such Form S-4 became effective). In addition, Udemy’s obligation to complete the Merger is also subject to the receipt by Udemy of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Merger Agreement includes certain customary termination rights for Udemy and Coursera. Upon termination of the Merger Agreement in certain circumstances, Udemy or Coursera may be required to pay the other party a termination fee of $40.5 million.
The Merger is expected to close by the second half of 2026, subject to the satisfaction of the closing conditions.
The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, filed as Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 19, 2026.
During the three months ended March 31, 2026, we recognized $2.3 million worth of acquisition-related expenses associated with the proposed merger in general and administrative expense in the accompanying condensed consolidated statements of operations. Aside from these amounts, the Merger did not impact our condensed consolidated financial statements.
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
During the three months ended March 31, 2026 and 2025, subscription offerings across both our Consumer and Enterprise segments accounted for 77% and 68%, respectively, of our consolidated revenue. We expect growth in our subscription offerings to improve the predictability of our revenue period-to-period; however, the impact of new or renewed subscriptions, or a decline in subscriptions, during any one period may not be fully or immediately reflected in our revenue for that period. Moreover, growth in our Consumer subscription offerings may negatively impact our transactional and other revenue as learners shift their spending from individual course purchases to subscription fees. Impacts to our transactional and other revenue during any one period may not be fully offset by subscription growth during the same period.
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
We view the breadth and diverse expertise of our instructors as one of our competitive advantages. Our ability to create attractive content creation incentive opportunities while optimizing the revenue share structure is a key element of supporting the long-term growth of our business. Furthermore, a significant portion of the most popular content on our platform, and as a result a significant portion of our revenue, is attributable to a limited number of our instructors. We experienced minimal turnover among top instructors during the three months ended March 31, 2026.
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
Content costs are recorded as cost of revenue in the period earned by our instructors. Content costs as a percentage of revenue for our UB and consumer subscription offerings are lower relative to individual course content purchases in our consumer offering. As a result, shifts in the mix between offerings and changes to the revenue share structure for UB and consumer subscriptions are expected to be a significant driver of future changes in gross margin. We have completed our planned reductions in the instructor revenue share for our subscription offerings, which are derived as a percentage of total UB and consumer subscription revenue, to 15% by 2026. The first rate adjustment to 20% was effective on January 1, 2024, the second rate adjustment to 17.5% was effective on January 1, 2025, and the final rate adjustment to 15% was effective on January 1, 2026.
For consumer single course purchases, content costs are incurred at the time of purchase. As consumer single course purchases revenue is recognized ratably over an estimated service period of four months, consumer gross margins are lower in the period of purchase, and higher in the remaining periods of the estimated service period over which revenue is recognized. For our UB and consumer subscription offerings, content costs are incurred based on monthly subscription fees, and margins are more stable from period to period.
Cost of revenue also includes payment and mobile processing fees, costs associated with hosting digital content, employee related expenses for our customer support organization, including salaries, benefits, stock-based compensation, facilities and other expenses, depreciation of network equipment, amortization of capitalized software, amortization of vendor relationship and developed technology intangible assets acquired through business combinations, and the portion of fees paid to certain reseller partners attributable to their providing customer support services to UB customers. We expect cost of revenue as a percentage of revenue to generally decrease, as we increase the percentage of revenue derived from our subscription offerings and completed our planned decreases in the instructor revenue share percentage.
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
General and administrative
Our general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, costs related to our executive, legal, finance, and human resources departments, as well as charges for indirect tax reserves, allowance for credit losses, professional fees, acquisition related costs, and other corporate expenses. We expect general and administrative expenses as a percentage of revenue to vary from period to period but generally decrease over the long term as we benefit from greater operational scale and efficiency.
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

Results of operations
The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods. Results are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$191,407	$200,300
Cost of revenue (1)(2)	62,140	70,857
Gross profit	129,267	129,443
Operating expenses (1)(2)
Sales and marketing	89,606	82,500
Research and development	26,793	24,958
General and administrative	25,394	25,008
Restructuring charges	—	1,469
Total operating expenses	141,793	133,935
Loss from operations	(12,526)	(4,492)
Other income, net
Interest income	2,827	3,575
Interest expense	(240)	(15)
Other income (expense), net	(622)	98
Total other income, net	1,965	3,658
Net loss before taxes	(10,561)	(834)
Income tax provision	2,053	937
Net loss	$(12,614)	$(1,771)
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,661	$1,572
Sales and marketing	4,794	5,407
Research and development	4,864	4,708
General and administrative	5,049	6,280
Total stock-based compensation expense	$16,368	$17,967
(2)    Includes amortization of intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales and marketing	188	230
Research and development	229	—
Total amortization of intangible assets	$417	$230
The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	32	35
Gross profit	68	65
Operating expenses
Sales and marketing	47	41
Research and development	14	12
General and administrative	14	13
Restructuring charges	—	1
Total operating expenses	75	67
Loss from operations	(7)	(2)
Other income, net
Interest income	1	2
Interest expense	—	—
Other income (expense), net	—	—
Total other income, net	1	2
Net loss before taxes	(6)	—
Income tax provision	1	1
Net loss	(7)%	(1)%
Comparison of the three months ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%

Revenue	(in thousands, except percentages)
Enterprise	$132,889	$127,748	$5,141	4%
Consumer	58,518	72,552	(14,034)	(19)%
Total revenue	$191,407	$200,300	$(8,893)	(4)%
Revenue for the three months ended March 31, 2026, was $191.4 million, compared to $200.3 million for the same period in the prior year, which represents a decrease of $8.9 million, or 4%. The decrease in revenue for the three months ended March 31, 2026, was primarily driven by a decrease in revenue from our Consumer segment while being partially offset by an increase in revenue from our Enterprise segment.
For the three months ended March 31, 2026, Enterprise segment revenue was $132.9 million, or 69% of total revenue, compared to $127.7 million, or 64% of total revenue, for the same period in the prior year. The $5.1 million, or 4%, increase in Enterprise segment revenue was primarily driven by increases in UB subscription revenues of $5.1 million.
The increase in UB subscription revenue was due to increases in average deal sizes for new customers, and was partially offset by lower net retention rates. Although churn outpaced expansion, as reflected by our UB NDRR of 93% as of March 31, 2026, net retention among our UB Large Customers was higher, as reflected by our UB Large Customer NDRR of 97% as of March 31, 2026.
For the three months ended March 31, 2026, Consumer segment revenue was $58.5 million, or 31% of total revenue, compared to $72.6 million or 36% of total revenue, for the same period in the prior year. The $14.0 million, or 19%, decrease in Consumer segment revenue was primarily due to a $19.2 million decrease in revenue recognized from transactional and other purchases, offset by an increase in consumer subscription revenue of $5.1 million.

The decrease in transactional and other revenue is primarily attributable to a decrease in monthly average buyers purchasing single courses as well as a decrease in the amount of revenue recognized in the current period that was deferred from course purchases in the prior period. The increase in Consumer subscription revenue is primarily attributable to our growth in paid Consumer subscribers.
Cost of revenue, gross profit and gross margin

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenue	62,140	70,857	$(8,717)	(12)%
Gross profit	129,267	129,443	$(176)	—%
Gross margin	68%	65%
Cost of revenue for the three months ended March 31, 2026, was $62.1 million, compared to $70.9 million for the same period in the prior year. The decrease of $8.7 million, or 12%, across the comparative periods was driven by a $10.6 million decrease in content costs, which were partially offset by a $1.8 million increase in customer support costs.
Content costs for the Enterprise and Consumer segments were $18.0 million and $16.6 million for the three months ended March 31, 2026, respectively, compared to $20.4 million and $24.8 million for the same period in the prior year, respectively. Segment content costs as a percentage of segment revenue for the Enterprise and Consumer segments were 14% and 28% for the three months ended March 31, 2026, respectively, compared to 16% and 34% for the same period in the prior year, respectively. The reduction in content costs as a percentage of revenue was primarily driven by the reduction in instructor revenue share from 17.5% to 15% for all subscription offerings, which became effective on January 1, 2026, as well as the continued mix shift from single course purchases to subscription purchases in our Consumer segment.
In our Enterprise segment, customer support costs increased $1.6 million compared to the same period in the prior year. Other segment items were generally consistent with those costs incurred for the same period in the prior year.
In our Consumer segment, customer support costs and other segment items were generally consistent with those costs incurred the same period in the prior year.
Gross margin was 68% for the three months ended March 31, 2026, compared to 65% for the same period in the prior year. The increase in gross margin was primarily due to the reduction in instructor revenue share for all subscription offerings and the continued shift in mix of revenue toward our Enterprise segment and subscription offerings.

	Three Months Ended March 31,		Change
	2026	2025	$	%

Operating expenses	(in thousands, except percentages)
Sales and marketing	$89,606	$82,500	$7,106	9%
Research and development	26,793	24,958	1,835	7%
General and administrative	25,394	25,008	386	2%
Restructuring charges	—	1,469	(1,469)	n/m
Total operating expenses	$141,793	$133,935	$7,858	6%
n/m - not meaningful
Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2026, were $89.6 million, compared to $82.5 million for the same period in the prior year. The $7.1 million increase was primarily due to a $3.1 million increase in personnel-related expenses, a $2.2 million increase in direct marketing costs, and a $1.8 million increase in amortization of deferred contract costs.

Research and development. Research and development expenses for the three months ended March 31, 2026, were $26.8 million, compared to $25.0 million for the same period in the prior year. The $1.8 million increase was primarily due to a $1.2 million increase in software subscriptions and allocated costs.
General and administrative. General and administrative expenses for the three months ended March 31, 2026, were $25.4 million, compared to $25.0 million for the same period in the prior year. The $0.4 million increase was primarily due to $2.3 million of acquisition related costs and a $1.6 million increase in indirect tax reserves, which were partially offset by a $1.6 million decrease in charges to the credit losses reserve and a $1.2 million decrease in stock-based compensation expense.
Restructuring charges. As a result of the strategic restructuring activities announced in September 2024, we recognized $1.5 million in restructuring charges during the three months ended March 31, 2025, consisting of one-time severance payments, salary and wages earned over required retention periods, and other benefits.
Total other income, net

	Three Months Ended March 31,		Change
	2026	2025	$	%

Other income, net	(in thousands, except percentages)
Interest income	$2,827	$3,575	$(748)	(21)%
Interest expense	(240)	(15)	(225)	n/m
Other income (expense), net	(622)	98	(720)	n/m
Total other income, net	$1,965	$3,658	$(1,693)	(46)%
n/m - not meaningful
We recorded total other income, net of $2.0 million for the three months ended March 31, 2026, compared to total other income, net of $3.7 million for the same period in the prior year, representing a $1.7 million decrease. The decrease was primarily attributable to changes in foreign currency rates, comparatively lower interest and accretion income earned on our cash, cash equivalents, and marketable securities portfolio, and an increase in interest expense related to the revolving credit facility that we entered into during the second fiscal quarter of 2025. These were partially offset by an unrealized gain on strategic investments during the three months ended March 31, 2026.
Income tax provision

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Income tax provision	$2,053	$937	$1,116	119%
For the three months ended March 31, 2026, we recognized income tax expense of $2.1 million compared to $0.9 million for the same period in the prior year. Income tax expense for the three months ended March 31, 2026 and 2025, was primarily comprised of foreign and state taxes.

Certain key business metrics and non-GAAP financial metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the key business metrics and non-GAAP financial metrics identified below to help us assess the health of our community, evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

Udemy Business customers
We count the total number of UB customers at the end of each period. To do so, we generally count unique customers using the concept of a domestic ultimate parent, defined as the highest business in the family tree that is in the same country as the contracted entity. In some cases, we deviate from this methodology, defining the contracted entity as a unique customer despite the existence of a domestic ultimate parent. This often occurs where the domestic ultimate parent is a financial owner, government entity, conglomerate, or acquisition target where we have contracted directly with the subsidiary. We define a UB customer as a customer who purchases Udemy via our direct sales force, reseller partnerships or through our self-service platform. We believe that the number of UB customers and our ability to increase this number is an important indicator of the growth of our UB and future revenue trends. The decrease in UB customers is primarily attributable to our strategy of focusing resources on the UB Large Customer cohort, which provide the most opportunities for us to grow revenue over time.

	March 31,
	2026	2025	%
Udemy Business customers	16,822	17,216	(2)%

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

	March 31,
	2026	2025	%

	(in thousands, except percentages)
Udemy Business annual recurring revenue	$539,706	$518,965	4%

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

	March 31,
	2026	2025
Udemy Business net dollar retention rate	93%	96%
Udemy Business Large Customer net dollar retention rate	97%	100%
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

	March 31,
	2026	2025	%
	(in thousands, except percentages)
Paid Consumer subscribers	433	193	124%
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

	Three Months Ended March 31,
	2026	2025	%

	(in thousands, except percentages)
Monthly average buyers	1,238	1,412	(12)%
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

	Three Months Ended March 31,
	2026	2025

	(in thousands, except percentages)
Enterprise segment revenue	$132,889	$127,748
Enterprise segment adjusted gross profit	$101,457	$95,984
Enterprise segment adjusted gross margin	76%	75%
Consumer segment revenue	$58,518	$72,552
Consumer segment adjusted gross profit	$34,767	$40,401
Consumer segment adjusted gross margin	59%	56%
For the three months ended March 31, 2026, the increase in Enterprise segment adjusted gross margin was primarily due to the reduction in instructor revenue share from 17.5% to 15.0% for all subscription offerings, which was effective on January 1, 2026, which was partially offset by increases in customer support costs.
For the three months ended March 31, 2026, the increase in Consumer segment adjusted gross margin was primarily due to the reduction in instructor revenue share from 17.5% to 15.0% for consumer subscriptions and the relative increase in consumer subscriptions as a percentage of total Consumer revenue.
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
We define adjusted EBITDA as net income (loss), adjusted to exclude:
•interest income;
•interest expense;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•other income (expense), net;
•restructuring charges; and
•acquisition related costs.
We define adjusted EBITDA margin as adjusted EBITDA divided by revenue for the same period.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(12,614)	$(1,771)
Adjusted to exclude the following:
Interest income	(2,827)	(3,575)
Interest expense	240	15
Income tax provision	2,053	937
Depreciation and amortization	6,364	6,205
Stock-based compensation expense	16,368	17,967
Other income (expense), net	622	(98)
Acquisition related costs	2,342	—
Restructuring charges	—	1,469
Adjusted EBITDA	$12,548	$21,149
The following table provides a reconciliation of net loss margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Revenue	$191,407	$200,300
Net loss	$(12,614)	$(1,771)
Net loss margin	(7)%	(1)%
Revenue	$191,407	$200,300
Adjusted EBITDA	$12,548	$21,149
Adjusted EBITDA margin	7%	11%
Net loss increased by $10.8 million during three months ended March 31, 2026 compared to the same period in the prior year. The increase in net loss was driven by increases in personnel costs, amortization of deferred contract costs, direct marketing costs, and acquisition related costs. The impact of the decrease in revenue was offset by lower cost of revenue, primarily due to lower content costs driven by both the reduction in the instructor revenue share for all subscription offerings as well as the decrease in purchases of single courses.
Adjusted EBITDA decreased by $8.6 million during three months ended March 31, 2026 compared to the same period in the prior year. The decrease in adjusted EBITDA was primarily driven by increases in personnel costs, amortization of deferred contract costs, and direct marketing costs.
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

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$15,440	$12,210
Less: purchases of property and equipment	(548)	(2,381)
Less: capitalized software costs	(4,058)	(2,739)
Free cash flow	$10,834	$7,090
Our free cash flow increased for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to increases in our cash provided by operating activities as well as lower purchases of property and equipment.

Liquidity and capital resources
As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents and restricted cash of $253.6 million, marketable securities of $105.3 million, and $200.0 million of available capacity under a revolving credit facility. Cash and cash equivalents includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. Restricted cash totaled $1.0 million and consists of cash deposited with financial institutions held as collateral for our obligations under various facility leases. Marketable securities are comprised of investments in U.S. government securities with an original maturity greater than 90 days at the date of purchase. Our non-U.S. cash and cash equivalents have been earmarked for indefinite investment in our operations outside the U.S., and consequently no U.S. current or deferred taxes have been accrued on such amounts. We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.
In May 2025, we entered into a credit agreement with Citibank and certain other financial institutions. The revolving credit facility established by this agreement provides us with revolving commitments in an aggregate principal amount of $200.0 million, all of which were undrawn as of March 31, 2026. The revolving credit facility matures in May 2030. Refer to Note 6 – Debt for additional details.
As of March 31, 2026, there have been no material changes to our commitments and contractual obligations, in comparison to those set forth in our Annual Report, that occurred outside the ordinary course of business. Refer to Note 7 – Leases and Note 8 – Commitments and contingencies in our condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, for our outstanding commitments and contractual obligations as of March 31, 2026.
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

Use of funds
Our principal uses of cash are funding our operations, capital expenditures and working capital requirements. We have generated significant net losses from our operations as reflected in our accumulated deficit of $813.8 million as of March 31, 2026. We have historically incurred operating losses and generated negative cash flows from operations as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the development of our platform and the growth of our business. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$15,440	$12,210
Investing activities	9,081	(7,414)
Financing activities	(2,919)	(5,907)
Effect of foreign exchange rates on cash flows	97	36
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,699	$(1,075)
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
For the three months ended March 31, 2026, cash provided by operating activities was $15.4 million, primarily consisting of our net loss of $12.6 million, adjusted for non-cash charges of $41.9 million and net cash outflows of $13.8 million provided by changes in our operating assets and liabilities. The main drivers of the change in operating assets and liabilities were a $20.6 million increase from deferred contract costs, a $5.1 million increase from prepaid expenses and other assets, and a $5.0 million decrease from content costs payable. These changes were partially offset by a $14.2 million increase from accounts payable, accrued expenses and other liabilities, and a $5.7 million increase from deferred revenue.
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
Net cash provided by operating activities increased by $3.2 million for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to the timing of accounts receivable billing and collection, as well as lower outflows from accounts payable, accrued expenses and other liabilities, which included restructuring costs that were paid out in the prior period. These were partially offset by a higher net loss in the current period as well as a decrease in inflows from deferred revenue, primarily as a result of billing timing.

Investing activities
For the three months ended March 31, 2026, net cash provided by investing activities was $9.1 million, primarily as a result of $43.6 million of proceeds received from the maturity of marketable securities, which was partially offset by $21.9 million in purchases of marketable securities, $8.0 million in purchases of strategic investments, $4.1 million in capitalized software costs, and $0.5 million in purchases of property and equipment.
For the three months ended March 31, 2025, net cash used in investing activities was $7.4 million, primarily as a result of $78.6 million in purchases of marketable securities, $2.4 million in purchases of property and equipment, and $2.7 million related to capitalized software costs. These changes were partially offset by $76.4 million of proceeds received from the maturity of marketable securities.
Financing activities
For the three months ended March 31, 2026, net cash used in financing activities was $2.9 million, primarily driven by taxes paid related to net share settlement of employee equity awards.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report, except as disclosed in Note 2 in our condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q.
Recent accounting pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate sensitivity
As of March 31, 2026 we had $252.6 million of cash and cash equivalents, which includes money market funds, certain U.S. government securities purchased with original maturities of less than 90 days, time and on demand deposits, and amounts in transit from certain payment processors for credit and debit card transactions. We also held $105.3 million of marketable securities, consisting of investments in various U.S. government securities. We had $1.0 million of restricted cash, primarily consisting of cash deposited with financial institutions held as collateral for our obligations under various facility leases.
Our cash and cash equivalents are held for working capital purposes. Given the above facts and circumstances, hypothetical changes in interest rates of 100 basis points would not result in a material increase or decrease of either the market value of our portfolio of cash equivalents and marketable securities as of March 31, 2026, or interest income earned from our portfolio during the three months ended March 31, 2026.
We are subject to market risk exposure related to changes in interest rates on borrowings under our revolving credit facility. Interest on borrowings under the revolving credit facility is based on Term SOFR or alternate base rate, in each case plus an applicable margin. At March 31, 2026, we had no borrowings outstanding under the revolving credit facility. We did not hold any debt during the three months ended March 31, 2026 or 2025.
Foreign currency risk
The Company’s reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statement of operations, or translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Our marketable securities portfolio is also held in U.S. dollar investments, and to date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As such, a hypothetical 10% increase or decrease in current exchange rates would not have had a material impact on income or expense for the three months ended March 31, 2026 or 2025.
Strategic investments
The Company holds a convertible note investment with a private company, with an estimated fair market value of $8.5 million as of March 31, 2026. This investment is classified as a trading security, and we have elected to account for the investment under the fair value option. The determination of the fair market value of the investment is based on a variety of market-related risks, including but not limited to interest rates and volatility in equity markets, that could impact the carrying value of our investments.

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
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 17, 2025, we entered into the Merger Agreement. The completion of the Merger is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including, but not limited to: (i) adoption of the Merger Agreement by Udemy’s stockholders (on April 9, 2026, Udemy’s stockholders approved the adoption of the Merger Agreement), (ii) approval of the issuance of the shares of Coursera Common Stock and an amendment of Coursera’s amended and restated certificate of incorporation to increase the number of authorized shares of Coursera Common Stock thereunder by Coursera’s stockholders (on April 9, 2026, Coursera’s stockholders approved such issuance and such amendment); (iii) authorization for listing of the shares of Coursera Common Stock to be issued in the Merger on NYSE, subject to official notice of issuance; (iv) the expiration or termination of any waiting period applicable to the Merger under the HSR Act (on February 9, 2026, the Federal Trade Commission granted early termination of the waiting period under the HSR Act), and the receipt of certain other required regulatory approvals; and (v) effectiveness of the registration statement on Form S-4 for the Coursera Common Stock to be issued in the Merger (on March 10, 2026, such Form S-4 became effective). In addition, Udemy’s obligation to complete the Merger is also subject to the receipt by Udemy of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. There is no assurance that these conditions to closing the Merger will be satisfied before the Termination Date (as defined in the Merger Agreement) or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
Additionally, the Merger may be delayed, and may ultimately not be completed, due to a number of factors, including failure to obtain any of the approvals, clearances or other conditions described in (iii)-(iv) above.
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
•the diversion of management time from ongoing business operations and opportunities as a result of the Merger; and
•the termination of the Merger under certain circumstances could require us to pay a termination fee of $40.5 million or an expense reimbursement payment of $8.0 million to Coursera.
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
While no such lawsuits are currently pending, as of the date of this report, we have received demand letters from purported stockholders relating to the disclosures made in connection with the Merger, and additional demand letters may be received in the future. These demand letters could have the effect of increasing our costs, diverting our management’s attention and resources, delaying or adversely affecting the Merger or resulting in the payment of damages, which could result in a material adverse effect on our business, financial condition and results of operations.
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
For more information on risks relating to the proposed Merger, we encourage you to review the risk factors that were included in the joint proxy statement/prospectus we and Coursera filed with the SEC on March 10, 2026 in connection with each party’s stockholder approvals relating to the Merger.
Risks related to our business and operations
We have a history of losses, and we may not be able to generate sufficient revenue to increase or sustain profitability in the future.
We reported net loss of $12.6 million and $1.8 million during the three months ended March 31, 2026 and 2025, respectively, and, as of March 31, 2026, we had an accumulated deficit of $813.8 million. We may incur losses in the near-term as we continue to make targeted investments towards growing our business and operating as a public company. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures may make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business.
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
We strive to build meaningful connections with instructors, ranging from those that are well known and have created extensively to those that have just begun the process of creating courses. As of March 31, 2026, we had relationships with over 90,000 instructors. Although we view the breadth and diverse expertise of our instructor base and the content they create as one of our competitive advantages, a significant portion of the most popular content on our platform—and consequently a significant portion of our revenue—is attributable to a limited number of our instructors. Instructors may unpublish content or choose to leave the Udemy platform altogether, subject to certain contractual limitations, for a variety of reasons. For example, in November 2023 we announced changes to our instructor revenue share model, which changes became fully effective in January 2026; these changes, together with any future changes we may announce in the future, could result in instructor attrition. Although we do not believe the loss of any one instructor would materially impact our business, significant attrition by multiple instructors, as well as any failure to attract additional instructors or source replacement content as needed, could adversely affect our ability to provide high-quality, engaging, and relevant content for one or more subject matters, slow the pace at which we provide such content, and reduce the attractiveness of our platform to learners and customers, any of which could negatively impact our business, financial condition, and results of operations.
If we fail to maintain and expand our relationships with UB customers, our ability to grow our business and revenue will suffer.
Revenue from our Enterprise segment represented 69% and 64% of total revenue during the three months ended March 31, 2026 and 2025, respectively. We believe that our future success depends, in part, on our ability to grow this offering, both by retaining and expanding our relationship with existing customers and attracting new customers. Many customers initially use our platform within specific groups or departments within their organizations, or for specific use cases. Our ability to grow our UB business depends, in part, on our ability to persuade these customers to expand their use of our platform to address additional use cases. Further, the continued growth of our business requires that our customers renew their subscriptions with us and that we expand our relationships with our existing customers. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of customers subscribing to our UB offerings, but we do not know whether we will continue to achieve similar growth, or achieve any growth at all, in the future. Our ability to retain UB customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, the quality and timeliness of our customer success and customer support services, our prices, the prices and features of competing solutions, customers’ spending levels, sufficient adoption of our platform by our customers’ constituents, and customers’ satisfaction with new feature releases, any of which could cause our revenue to decline or grow less quickly than anticipated, which would harm our business, financial condition, and results of operations.
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
We have in the past pursued, and subject to contractual restrictions set forth in the Merger Agreement, may in the future pursue, acquisitions of, or strategic investments in, businesses, technologies, services and other assets that complement our business. We have limited experience as an organization with successfully executing and managing acquisitions and strategic investments. These kinds of transactions involve numerous risks, including the following:
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
We generated 61% and 61% of our total revenue outside of North America during the three months ended March 31, 2026 and 2025, respectively. Based on our instructor registration records, we estimate that a majority of our instructors are located outside the United States. Any further international expansion efforts that we may undertake may not be as successful as we expect or at all.
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
The United Kingdom maintains a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom Data Protection Act of 2018), referred to as the U.K. GDPR, which provides for fines of up to 17.5 million British pounds sterling or 4% of global turnover, whichever is greater. In June 2025, the United Kingdom adopted the Data (Use and Access) Act 2025 (the “DUAA”), which amends and supplements the U.K. GDPR and is expected to become fully effective by June 2026. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law is subject to uncertainty. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, generally permitting personal data transfers from the European Economic Area (the “EEA”) to the United Kingdom. This adequacy determination was renewed in 2025, after assessment of DUAA, to extend through December 2031, but remains subject to modification or revocation. We cannot predict how the United Kingdom’s data protection regime may continue to develop.
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
We engage third-party service providers to store and otherwise process certain data, including sensitive and personal information. We and our service providers have been, and in the future may be, the targets of cyberattacks, malicious software, phishing schemes, fraud, intentional and unintentional insider threats, and other risks to the confidentiality, security, integrity, and availability of their systems and the data they process for us. Our ability to monitor our service providers’ cybersecurity is limited, and third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss, unavailability, destruction or other processing of data they process for us, including sensitive and personal information. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.

While we have taken measures to protect our own proprietary and confidential information, as well as the personal data and confidential information that we otherwise process, and measures to protect our platform, we, our third-party service providers, other third parties on which we rely, and the networks and systems used in our business, including those of third-party service providers, have experienced, and we, our service providers and our platform may in the future experience, cybersecurity incidents or other security breaches or incidents. Cybersecurity incidents may take the form of denial of service attacks, attacks using ransomware or other malware, theft of proprietary information, or other attacks, and can come from insider threats as well as individual hackers, criminal groups, and state-sponsored organizations. These sources have used AI and machine learning to launch more automated, targeted and sophisticated attacks against targets. They can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to data, and these social engineering attacks have become more sophisticated as attackers leverage AI and “deepfake” technologies to craft increasingly convincing fraudulent communications and scenarios. Additionally, we and many other companies with whom we interact increasingly rely on automated systems and processes, which creates and heightens certain security threats. Further, we have experienced and may in the future experience cybersecurity incidents resulting from employee or contractor error or malfeasance, including as a result of intentional or accidental misuse of authorized access to our systems. These and other threats may be heightened by geopolitical tensions and conflicts. We also may be more susceptible to cyberattacks and other security breaches and other security incidents while many of our employees work remotely, because we have less ability to implement, monitor, and enforce our information security and data protection policies.
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
We incur significant costs to detect and prevent security breaches and other security-related incidents, including costs associated with training our employees to identify and avoid potential security risks, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Any disclosures relating to an actual or perceived cybersecurity attack or other security breach or incident suffered by us or any of our third-party service providers, or other third parties on which we rely, could lead to negative publicity and any such disclosures, or any belief that a cybersecurity attack, or a security breach or incident, has impacted us, our platform, or our service providers, or other third parties on which we rely, may cause our learners, instructors, or UB customers to lose confidence in the security of our platform and the effectiveness of the cybersecurity measures we and our service providers utilize.

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
We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in tax laws, rates, treaties, and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals, certain non-deductible expenses and the valuation of deferred tax assets and liabilities. For example, in July 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). We do not believe the provisions under the OBBB Act had a material effect on our condensed consolidated financial statements for the three months ended March 31, 2026, and we are continuously assessing the potential impact the OBBB Act will have on our consolidated financial statements. Additionally, the Organization for Economic Cooperation and Development (the “OECD”) proposed a 15% global minimum tax framework (known as “Pillar Two”), which has been adopted or is being considered by several jurisdictions. The OECD and participating jurisdictions have recently agreed to a “side-by-side” solution that would exempt U.S.-parented multinational businesses, like us, from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Increases in our effective tax rate would reduce profitability or increase losses. Changes in tax and trade laws, treaties, or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. We made significant judgments and assumptions in the interpretation of new laws and in our calculations reflected in our financial statements.
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
We conduct our business in over 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. During the three months ended March 31, 2026, 24% of our sales were denominated in currencies other than U.S. dollars, including euros, Indian rupees, British pounds sterling, Brazilian reais, and Japanese yen. Similarly, we incur expenses in multiple currencies. As a result, fluctuations in the value of the U.S. dollar against these foreign currencies may result in negative impacts to our revenue, costs and profit margins. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
As of March 31, 2026, our directors, executive officers, and holders of more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned shares representing approximately 37% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
None.
Working Capital Restrictions and Other Limitations on the Payment of Dividends
Our revolving credit facility includes certain limitations on our ability to pay cash dividends. For additional details, refer to Note 6 – Debt in our condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q.

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

Udemy, Inc.

Date: May 8, 2026	By:	/s/ Hugo Sarrazin
Hugo Sarrazin
President and Chief Executive Officer

Date: May 8, 2026	By:	/s/ Sarah Blanchard
Sarah Blanchard
Chief Financial Officer